Form 10QSB
period 1995-03-31
SPIRE CORP
filed 1995-05-15
CIK 731657

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended           March 31, 1995
                                       -----------------------------------------
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from                     to
                                       -------------------    -----------------


Commission File Number                 0-12742
                       ---------------------------------------------------------


                               SPIRE CORPORATION
- --------------------------------------------------------------------------------
             Exact name of registrant as specified in its charter


 Massachusetts                                                     04-2457335
- --------------------------------------------------------------------------------
State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization                             Identification No.)


One Patriots Park, Bedford, Massachusetts                            01730-2396
- --------------------------------------------------------------------------------
Address of principal executive offices                                 Zip Code


Registrant's telephone number, including area code:             617-275-6000
                                                    ----------------------------


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No
                                   -----        -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 1995, there were outstanding 3,065,200 shares of the issuer's common stock, $.01 par value.

                               SPIRE CORPORATION
                                     INDEX



                                                                  Page Number
                                                                  -----------
PART I - FINANCIAL INFORMATION
- ------------------------------
      Condensed Consolidated Balance Sheets                              3
      March 31, 1995 and December 31, 1994

      Condensed Consolidated Statements of Operations                    4
      For the Three Months Ended March 31, 1995 and 1994

      Condensed Consolidated Statements of Cash Flows                    5
      For the Three Months Ended March 31, 1995 and 1994

      Notes to Condensed Consolidated Financial Statements               6

      Management's Discussion and Analysis of Financial              7 & 8
      Condition and Results of Operations


PART II - OTHER INFORMATION
- ---------------------------

      Item 1.  Legal Proceedings.                                        9

      Item 6.  Exhibits and Reports on Form 8-K.                         9





                       SPIRE CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------
                                                                      March 31,             December 31,
                                                                        1995                   1994
                                                                    -----------             -----------
                                                                    (Unaudited)
Current assets:
- ---------------
   Cash                                                             $     2,682             $   166,567
   Accounts receivable:
      Amounts billed                                                  3,373,646               3,136,544
      Retainage                                                         143,614                 143,614
      Unbilled costs                                                    613,682                 701,468
                                                                    -----------             -----------
                                                                      4,130,942               3,981,626
                                                                    -----------             -----------
      Less allowance for doubtful accounts                               45,000                  45,000
                                                                    -----------             -----------
          Net accounts receivable                                     4,085,942               3,936,626
                                                                    -----------             -----------
   Inventories (Note 2)                                                 974,506                 888,747
   Prepaid expenses and other current assets                            404,107                 411,816
                                                                    -----------             -----------
          Total current assets                                        5,467,237               5,403,756
                                                                    -----------             -----------

Property and equipment                                               21,692,697              21,590,475
   Less accumulated depreciation and amortization                    16,448,864              16,134,705
                                                                    -----------             -----------
          Net property and equipment                                  5,243,833               5,455,770
                                                                    -----------             -----------
Computer software costs (less accumulated amortization,
   $778,708 in 1995 and $776,524 in 1994)                                27,030                  26,381
Patents (less accumulated amortization,
   $333,313 in 1995 and $319,060 in 1994)                               482,800                 475,015
Other assets                                                            368,293                 378,745
                                                                    -----------             -----------
                                                                        878,123                 880,141
                                                                    -----------             -----------
                                                                    $11,589,193             $11,739,667
                                                                    ===========             ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
- --------------------
   Note payable - Silicon Valley Bank                               $   925,000             $   750,000
   Current portion of capital lease obligation                           30,869                  47,838
   Accounts payable                                                     993,010               1,788,215
   Accrued liabilities                                                1,166,232                 890,532
   Advances on contracts in progress                                    437,906                 229,710
                                                                    -----------             -----------
      Total current liabilities                                       3,553,017               3,706,295

Capital lease obligation, net of current portion                          9,635                   9,635
- ------------------------------------------------

Stockholders' equity:
- ----------------------
   Common Stock, $.01 par value; shares authorized
      6,000,000; issued 3,560,360 shares in 1995 and 1994                35,604                  35,604
   Additional paid-in capital                                         8,468,903               8,468,903
   Retained earnings                                                    566,097                 563,293
                                                                    -----------             -----------
                                                                      9,070,604               9,067,800
   Treasury stock at cost, 495,160 shares in 1995 and 1994            1,044,063               1,044,063
                                                                    -----------             -----------
      Total stockholders' equity                                      8,026,541               8,023,737
                                                                    -----------             -----------
                                                                    $11,589,193             $11,739,667
                                                                    ===========             ===========

         See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                                              Three Months Ended March 31,
                                                           ----------------------------------
                                                              1995                     1994
                                                           ----------              ----------
Net sales and revenues:
- -----------------------
   Contract research and service revenues                  $3,458,614              $3,984,773
   Sales of manufacturing equipment                         1,124,607                 641,380
                                                           ----------              ----------
                                                            4,583,221               4,626,153
                                                           ----------              ----------
Costs and expenses:
- -------------------
   Cost of contract research and service                    2,462,878               2,934,836
   Cost of manufacturing equipment                            994,276                 331,084
   Research and development expenses                           (1,193)                 21,360
   Selling, general and administrative expenses             1,106,822               1,254,622
                                                           ----------              ----------
                                                            4,562,783               4,541,902
                                                           ----------              ----------

Earnings from operations                                       20,438                  84,251
- ------------------------
Interest expense, net                                          17,634                  24,440
                                                           ----------              ----------

Earnings before income taxes                                    2,804                  59,811
Income tax expense                                                 --                  18,000
                                                           ----------              ----------

Net earnings                                               $    2,804              $   41,811
                                                           ==========              ==========
Earnings per share of Common Stock                         $     0.00              $     0.01
- ----------------------------------                         ==========              ==========
Weighted average number of common and
   common equivalent shares outstanding                     3,066,166               3,086,633



    See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1995             1994
                                                                      ----------        ---------
Cash flows from operating activities:
   Net earnings                                                       $    2,804        $  41,811
   Adjustments to reconcile net earnings to
      net cash (used for) provided by operating activities:
          Depreciation and amortization                                  338,811          335,942
          Changes in assets and liabilities:
             Accounts receivable                                        (149,316)        (122,238)
             Inventories                                                 (85,759)          31,820
             Prepaid expense and other current assets                      7,709          (91,393)
             Accounts payable and accrued liabilities                   (519,505)        (484,017)
             Federal and State taxes payable                                   0           18,000
             Advances on contracts in progress                           208,196           67,973
                                                                      ----------        ---------
                 Net cash used for operating activities                 (197,059)        (202,102)
                                                                      ----------        ---------

Cash flows from investing activities:
   Additions to property and equipment                                  (102,222)        (328,546)
   Increase in patent costs                                              (22,038)         (11,587)
   Other assets                                                             (596)         (43,228)
                                                                      ----------        ---------
      Net cash used for investing activities                            (124,856)        (383,361)
                                                                      ----------        ---------

Cash flows from financing activities:
   Net borrowings on short-term debt                                     175,000          900,000
   Payments on long-term borrowing                                       (16,969)        (277,252)
   Exercise of stock options                                                   0            1,250
                                                                      ----------        ---------
      Net cash provided by financing activities                          158,031          623,998

Net increase (decrease) in cash and cash equivalents                   (163,884)           38,535

Cash, beginning of period                                                166,567           46,543
                                                                      ----------        ---------
Cash, end of period                                                   $    2,682        $  85,078
                                                                      ==========        =========
Supplemental disclosures of cash flow information:
      Cash paid during the quarter for:
          Interest expense                                            $   17,634        $  28,422
                                                                      ==========        =========
          Income taxes                                                $        0        $ 138,000
                                                                      ==========        =========



    See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the Three Months Ended March 31, 1995 and 1994



(1)   Interim Financial Statements
      ----------------------------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1995.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual
      Report on Form 10-KSB for the year ended December 31, 1994.

      The financial statements, with the exception of the December 31, 1994 balance sheet, are unaudited and have not been examined by independent public accountants.

(2)   Inventories
      -----------
      Inventories consist of the following:              March 31,       December 31,
                                                          1995              1994
                                                       -----------       -----------
                                                       (Unaudited)
                  Raw materials                           $435,774          $400,519
                  Work in process                          538,732           488,228
                                                          --------          --------
                                                          $974,506          $888,747
                                                          ========          ========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ----------------------

Results of Operations
- ---------------------

Net sales and revenues for the quarter ended March 31, 1995 decreased 1% to
$4,583,000 compared to $4,626,000 for the quarter ended March 31, 1994.  For the quarter ended March 31, 1995, the Company had net earnings of $2,800 compared to
$42,000 for the quarter ended March 31, 1994.  Retained earnings were $566,000 as of March 31, 1995 compared to $563,000 as of December 31, 1994.  Working capital as of March 31, 1995 was $1,914,000 compared to $1,697,000 as of
December 31, 1994.
                                           March 31,       March 31,      %
Revenues for the quarter ended:             1995            1994         Change
- -------------------------------            ----------     ----------     ------
Contract research and service revenues     $3,459,000     $3,985,000     (13%)
Manufacturing equipment sales               1,124,000        641,000      75%
                                           ----------     ----------
Net sales and revenues                     $4,583,000     $4,626,000      (1%)
                                           ==========     ==========

Net sales and revenues for contract research and services decreased during the quarter. The decline in contract revenues is largely the result of the government's move toward programs requiring significant cost sharing, which management has elected to pursue cautiously. The Company's laser operation has experienced manufacturing difficulties resulting in lower revenues. The orthopaedic processing service business has experienced price pressures due to competition and changes in the health care market which have negatively affected revenues and margins. Manufacturing equipment sales were up, primarily due to increased interest in photovoltaic lines.

                                          March 31,      % of      March 31,       % of       %
Cost of Sales for the quarter ended:        1995       Revenues      1994        Revenues   Change
- ------------------------------------     ----------    --------    ----------    --------   ------
Contract research and service
   cost of sales                         $2,463,000      71%       $2,934,000      74%       (3%)
Manufacturing equipment
   cost of sales                            994,000      88%          331,000      52%       36%
                                         ----------                ----------
Total cost of sales                      $3,457,000      75%       $3,265,000      71%        4%
                                         ==========                ==========

The cost of contract research and service revenues decreased to 71% for the three months ended March 31, 1995 compared to 74% for the three months ended March 31, 1994. The decrease in cost of research and service sales is attributed to cost reduction steps management implemented in 1994 and 1995. Cost of manufacturing equipment was 88% compared to 52% for the three months ended March 31, 1994. Cost of manufacturing equipment was lower during the first quarter of 1994 primarily due to a sale of a photovoltaic module line including technology transfer.

Selling, general and administrative expenses for the three months ended
March 31, 1995 were 24% of sales compared to 27% of sales for the three months ended March 31, 1994. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to cost reduction steps management implemented in 1994 and 1995. Depreciation and amortization expense s for the three months ended March 31, 1995 increased 1% to $339,000 compared to $336,000 in 1994. Expenditures for capital equipment were $102,000 for the three months ended March 31, 1995 compared to $329,000 for the three months ended March 31, 1994. The Company incurred interest expense of $18,000 in the first three months of 1995 and $28,000 in the same period of 1994, of which zero was capitalized in 1995 compared to $3,800 in 1994 in connection with internally constructed machinery and equipment.

Liquidity and Capital Resources
- -------------------------------

On September 30, 1993, the Company entered into a revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan has been secured by all assets of the Company. This loan has now been extended through April 5, 1996. Interest on the loan is now at the prime rate. The note contains restrictive covenants including provisions relating to profitability and net worth. As of March 31, 1995, the Company had an outstanding balance of $925,000 under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.


Impact of Inflation and Changing Prices
- ---------------------------------------

Historically, the Company's business has not been materially impacted by inflation. Manufacturing equipment sales are generally quoted, manufactured and shipped within a cycle of less than six months, allowing for orderly pricing adjustments to the cost of labor and purchased parts. The Company has not experienced any negative effects from the impact of inflation on long-term contracts. The Company's service business is not expected to be seriously affected by inflation, with typically a two-week to several month procurement-production cycle and prices generally not fixed for more than one year. Contracted research and development usually includes cost escalation provisions.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
- ---------------------------

In May, 1985, Electronic Space Systems Corporation ("ESSCO") filed suit against the Company in the Commonwealth of Massachusetts, Middlesex County, Civil Action No. 85-3126. ESSCO sought to recover for, INTER ALIA, alleged breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and for alleged unfair or deceptive acts or practices in violation of Massachusetts General Laws Chapter 93A ("M.G.L. Ch. 93A") in connection with ESSCO's allegation that the Company wrongfully repudiated certain contractual obligations and a partnership agreement for the marketing of photovoltaic products in the People's Republic of China and certain other markets. The Company filed an answer denying liability to ESSCO and also filed counterclaims against ESSCO alleging, INTER ALIA, ESSCO's breach of contract, misrepresentation, breach of fiduciary duty, tortious interference with the Company's contracts, interference with the Company's advantageous business relationships and unfair or deceptive practices in violation of M.G.L. Ch. 93A and seeking a declaratory judgment that certain agreements between the Company and ESSCO relating to the marketing of photovoltaic products are void. The trial to determine the liability of the parties commenced on March 11, 1992, and on March 27, 1992, the jury returned a verdict that, INTER ALIA, each party had breached various obligations to the other. Various post-trial motions by both parties were rejected in all material respects by the Court.

A trial to assess the compensation due as a result of the liability determinations made by the first jury was held from September 27, 1993 to October 15, 1993. The Company was awarded compensation on one claim; ESSCO's previously agreed upon base compensation was reduced by the full amount of the Company's counterclaim on a second issue; and the jury was unable to reach a verdict on the third issue, involving ESSCO's misuse of the Company's proprietary information. The Company intends to pursue vigorously its claim for damages resulting from ESSCO's misuse of the Company's proprietary information. A retrial date has not yet been established. The net result of the two trials to date is that neither party has a material liability to the other, although the Company's claim for damages resulting from ESSCO's misuse of the Company's proprietary information and the parties' M.G.L. Ch. 93A claims against each other have yet to be decided. A hearing on the M.G.L. Ch. 93A issues was held in December 1993, but the Court has not yet ruled on those issues. Based on the proceedings to date and discussion with legal counsel, the Company believes that the outcome of this matter will not have a material negative effect on the Company's financial position and results of operations but may have a positive impact.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
- ------------------------------------------

A.    Exhibits - No exhibits have been included.

B. The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        SPIRE CORPORATION
                        (Registrant)


                        By: /s/ Roger G. Little                 May 10, 1995
                           -------------------------            ----------------
                           Roger G. Little                      Date
                           President & CEO and
                           Chairman of the Board


                        By: /s/ Richard S. Gregorio             May 10, 1995
                           -------------------------            ----------------
                           Richard S. Gregorio                  Date
                           Vice President & CFO, Treasurer,
                           Assistant Clerk and Principal
                           Accounting Officer