Form 10QSB
period 1995-06-30
SPIRE CORP
filed 1995-08-14
CIK 731657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended     June 30, 1995
                                       or                    -------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from
         to                                                  -------------------
           -------------------

Commission File Number                    0-12742
                       ---------------------------------------------------------

                               SPIRE CORPORATION
--------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter


Massachusetts                                                         04-2457335
--------------------------------------------------------------------------------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)


One Patriots Park, Bedford, Massachusetts                             01730-2396
--------------------------------------------------------------------------------
Address of principal executive offices                                  Zip Code


Registrant's telephone number, including area code:           617-275-6000
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

                            Yes   X       No
                                 ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1995, there were outstanding 3,065,200 shares of the issuer's common stock, $.01 par value.

                                        SPIRE CORPORATION
                                              INDEX

                                                                                      Page Number
                                                                                      -----------
PART I - FINANCIAL INFORMATION
------------------------------

      Condensed Consolidated Balance Sheets                                                  3
      June 30, 1995 and December 31, 1994

      Condensed Consolidated Statements of Operations                                        4
      For the Three Months Ended June 30, 1995 and 1994 and
      For the Six Months Ended June 30, 1995 and 1994

      Condensed Consolidated Statements of Cash Flows                                        5
      For the Six Months Ended June 30, 1995 and 1994

      Notes to Condensed Consolidated Financial Statements                                   6

      Management's Discussion and Analysis of Financial                                    7 & 8
      Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

      Item 1.  Legal Proceedings.                                                            9

      Item 6.  Exhibits and Reports on Form 8-K.                                             9

                                                 SPIRE CORPORATION AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              ASSETS
                                                              ------
                                                                                          June 30,              December 31,
                                                                                            1995                   1994
                                                                                        -------------          -------------
                                                                                          (Unaudited)
Current assets:
--------------
   Cash                                                                                   $   222,717            $   166,567
   Accounts receivable:
      Amounts billed                                                                        2,292,840              3,136,544
      Retainage                                                                               133,708                143,614
      Unbilled costs                                                                          680,564                701,468
                                                                                          -----------            -----------
                                                                                            3,107,112              3,981,626
                                                                                          -----------            -----------
      Less allowance for doubtful accounts                                                     95,000                 45,000
                                                                                          -----------            -----------
          Net accounts receivable                                                           3,012,112              3,936,626
                                                                                          -----------            -----------
   Inventories (Note 2)                                                                       796,974                888,747
   Prepaid expenses and other current assets                                                  290,862                411,816
                                                                                          -----------            -----------
          Total current assets                                                              4,322,665              5,403,756
                                                                                          -----------            -----------

Property and equipment                                                                     21,767,615             21,590,475
   Less accumulated depreciation and amortization                                          16,758,924             16,134,705
                                                                                          -----------            -----------
          Net property and equipment                                                        5,008,691              5,455,770
                                                                                          -----------            -----------

Computer software costs (less accumulated amortization,
   $780,343 in 1995 and $776,524 in 1994)                                                      26,471                 26,381
Patents (less accumulated amortization,
   $347,568 in 1995 and $319,060 in 1994)                                                     508,097                475,015
Other assets                                                                                  298,711                378,745
                                                                                          -----------            -----------
                                                                                              833,279                880,141
                                                                                          -----------            -----------
                                                                                          $10,164,635            $11,739,667
                                                                                          ===========            ===========

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                 ------------------------------------
Current liabilities:
-------------------
   Note payable - Bank                                                                    $         0            $   750,000
   Current portion of capital lease obligation                                                 13,717                 47,838
   Accounts payable                                                                         1,146,065              1,788,215
   Accrued liabilities                                                                        691,426                890,532
   Advances on contracts in progress                                                          275,087                229,710
                                                                                          -----------            -----------
      Total current liabilities                                                             2,126,295              3,706,295

Capital lease obligation, net of current portion                                                9,635                  9,635
------------------------------------------------

Stockholders' equity:
--------------------
   Common Stock, $.01 par value; shares authorized
      6,000,000; issued 3,560,360 shares in 1995 and
      3,559,860 shares in 1994                                                                 35,604                 35,604
   Additional paid-in capital                                                               8,468,903              8,468,903
   Retained earnings                                                                          568,261                563,293
                                                                                          -----------            -----------
                                                                                            9,072,768              9,067,800
   Treasury stock at cost, 495,160 shares in 1995 and 1994                                  1,044,063              1,044,063
                                                                                          -----------            -----------
      Total stockholders' equity                                                            8,028,705              8,023,737
                                                                                          -----------            -----------
                                                                                          $10,164,635            $11,739,667
                                                                                          ===========            ===========

                    See accompanying notes to consolidated financial statements.

                                         SPIRE CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                       Three Months Ended June 30,             Six Months Ended June 30,
                                                       ---------------------------             -------------------------
                                                         1995               1994                  1995              1994
                                                      -----------        ----------            ----------        ----------
Net sales and revenues:
----------------------
  Contract research and service revenues               $3,355,067        $3,632,230            $6,813,682        $7,585,958
  Sales of manufacturing equipment                      1,303,563           623,891             2,428,170         1,296,316
                                                       ----------        ----------            ----------        ----------
                                                        4,658,630         4,256,121             9,241,852         8,882,274
                                                       ----------        ----------            ----------        ----------

Costs and expenses:
------------------
  Cost of contract research and service                 2,412,826         2,796,624             4,875,214         5,731,460
  Cost of manufacturing equipment                       1,150,212           394,238             2,144,979           725,322
  Research and development expenses                         1,018            49,692                  (176)           71,052
  Selling, general and administrative expenses          1,071,871         1,296,507             2,178,693         2,551,129
                                                       ----------        ----------            ----------        ----------
                                                        4,635,927         4,537,061             9,198,710         9,078,963
                                                       ----------        ----------            ----------        ----------

Earnings (loss) from operations                            22,703          (280,940)               43,142          (196,689)
-------------------------------
Interest expense, net                                      20,540            32,037                38,174            56,477
                                                       ----------        ----------            ----------        ----------

Earnings (loss) before income taxes                         2,163          (312,977)                4,968          (253,166)
Income tax expense/(benefit)                                    0           (18,000)                    0                --
                                                       ----------        ----------            ----------        ----------

Net earnings (loss)                                    $    2,163        $ (294,977)           $    4,968        $  (253,166)
                                                       ==========        ==========            ==========        ===========

Earnings (loss) per share of Common Stock              $     0.00        $    (0.10)           $     0.00        $     (0.08)
-----------------------------------------              ==========        ==========            ==========        ===========


Weighted average number of common and
  common equivalent shares outstanding                  3,065,722         3,065,200             3,068,394          3,064,852

     See accompanying notes to condensed consolidated financial statements.

                                                 SPIRE CORPORATION AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                        ----------------------------------
                                                                                             1995                  1994
                                                                                        ---------------         ------------
Cash flows from operating activities:
   Net earnings (net loss)                                                                $     4,968            $  (253,166)
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
          Depreciation and amortization                                                       672,823                673,672
          Changes in assets and liabilities:
             Accounts receivable                                                              924,514              1,399,389
             Inventories                                                                       91,773                (76,635)
             Prepaid expense and other current assets                                         120,954               (191,293)
             Accounts payable and accrued liabilities                                        (841,256)              (205,430)
             Advances on contracts in progress                                                 45,377                426,557
                                                                                          -----------            -----------
                 Net cash used for operating activities                                     1,019,153              1,773,094
                                                                                          -----------            -----------

Cash flows from investing activities:
   Additions to property and equipment                                                       (177,140)              (993,052)
   Increase in patent costs                                                                   (61,590)                (8,299)
   Other assets                                                                                59,848               (187,522)
                                                                                          -----------            -----------
      Net cash used for investing activities                                                 (178,882)            (1,188,873)
                                                                                          -----------            -----------

Cash flows from financing activities:
   Net payments on short-term debt                                                           (750,000)                    --
   Payments on long-term borrowing                                                            (34,121)              (536,263)
   Exercise of stock options                                                                        0                  1,250
                                                                                          -----------            -----------
      Net cash used for financing activities                                                 (784,121)              (535,013)
                                                                                          -----------            -----------

Net increase in cash and cash equivalents                                                      56,150                 49,208

Cash, beginning of period                                                                     166,567                 46,543
                                                                                          -----------            -----------
Cash, end of period                                                                       $   222,717            $    95,751
                                                                                          ===========            ===========

Supplemental disclosures of cash flow information:
      Cash paid during the quarter for:
          Interest expense                                                                $    38,174            $    29,789
                                                                                          ===========            ===========
           Income taxes                                                                   $         0            $         0
                                                                                          ===========            ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended June 30, 1995 and 1994



(1)   Interim Financial Statements
      ----------------------------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the six months ended June 30, 1995 and 1994. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1995.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1994.

      The financial statements, with the exception of the December 31, 1994 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)   Inventories
      -----------

      Inventories consist of the following:                                          June 30,                    December 31,
                                                                                       1995                          1994
                                                                                    -----------                  ------------
                                                                                    (Unaudited)
                  Raw materials                                                       $411,588                     $400,519
                  Work in process                                                      385,386                      488,228
                                                                                      --------                     --------
                                                                                      $796,974                     $888,747
                                                                                      ========                     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

Results of Operations
---------------------

Net sales and revenues for the quarter ended June 30, 1995 increased 9% to $4,659,000 compared to $4,256,000 for the quarter ended June 30, 1994. For the quarter ended June 30, 1995, the Company had net earnings of $2,000 compared to a net loss of $295,000 for the quarter ended June 30, 1994. Retained earnings were $568,000 as of June 30, 1995 compared to $563,000 as of December 31, 1994. Working capital as of June 30, 1995 was $2,196,000 compared to $1,697,000 as of December 31, 1994.

                                                   June 30,                             June 30,                           %
Revenues for the quarter ended:                     1995                                  1994                           Change
------------------------------                 --------------                        -------------                       ------
Contract research and service revenues             $3,355,000                           $3,632,000                        (8%)
Manufacturing equipment sales                       1,304,000                              624,000                        109%
                                                   ----------                          -----------
Net sales and revenues                             $4,659,000                           $4,256,000                          9%
                                                   ==========                           ==========

                                                   June 30,                             June 30,                           %
Revenues for the six months ended:                  1995                                  1994                           Change
---------------------------------              --------------                        -------------                       ------
Contract research and service revenues             $6,814,000                           $7,586,000                       (10%)
Manufacturing equipment sales                       2,428,000                            1,296,000                        87%
                                                   ----------                          -----------
Net sales and revenues                             $9,242,000                           $8,882,000                          4%
                                                   ==========                           ==========


Net sales and revenues for contract research and services declined 16% in 1995 to $3,355,000 compared to $3,632,000 in 1994. The decline in contract revenues is largely the result of the government's move toward programs requiring significant cost sharing, which management has elected to pursue cautiously. The orthopaedic processing service business has experienced price pressures due to competition and changes in the health care market which have negatively affected revenues and margins. Manufacturing equipment sales increased 103% to $1,304,000 compared to $624,000 in the same period of 1994 primarily due to increased interest in photovoltaic lines.

                                                   June 30,               % of          June 30,             % of          %
Cost of Sales for the quarter ended:                1995                Revenues         1994              Revenues      Change
-----------------------------------            --------------           --------    --------------         --------      ------
Contract research and service
   cost of sales                                   $2,413,000            72%            $2,797,000           77%           (5%)
Manufacturing equipment
   cost of sales                                    1,150,000            88%               394,000           63%           25%
                                                   ----------                           ----------
Total cost of sales                                $3,563,000            76%            $3,191,000           75%            1%
                                                   ==========                           ==========

                                                    June 30,            % of             June 30,          % of           %
Cost of Sales for the six months ended:               1995             Revenues           1994              Revenues      Change
--------------------------------------             ----------          --------         ----------         --------      ------
Contract research and service
   cost of sales                                   $4,875,000            72%            $5,732,000           76%           (4%)
Manufacturing equipment
   cost of sales                                    2,145,000            88%               725,000           56%           32%
                                                   ----------                           ----------
Total cost of sales                                $7,020,000            76%            $6,457,000           73%            3%
                                                   ==========                           ==========

The cost of contract research and service revenues decreased to 72% for the six months ended June 30, 1995 compared to 76% for the six months ended June 30, 1994. The decrease in cost of research and service sales is attributable to cost reduction steps management implemented in 1994 and 1995. Cost of manufacturing equipment was 88% compared to 56% for the six months ended June 30, 1994. Cost of manufacturing equipment was lower in the prior year primarily due to the sale of a photovoltaic module line including technology transfer.

Selling, general and administrative expenses for the six months ended June 30, 1995 were 24% of sales compared to 29% of sales for the six months ended June 30, 1994. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to cost reduction steps management implemented in 1994 and 1995. Depreciation and amortization expenses for the six months ended June 30, 1995 decreased .2% to $673,000 compared to $674,000 in 1994. Expenditures for capital equipment were $177,000 for the six months ended June 30, 1995 compared to $993,000 for the six months ended June 30, 1994. Management continues on its efforts to control capital spending. The Company incurred interest expense of $38,000 in the first six months of 1995 and $70,000 in the same period of 1994, of which $500 was capitalized in 1995 compared to $14,000 in 1994 in connection with internally constructed machinery and equipment.


Liquidity and Capital Resources
-------------------------------

On September 30, 1993, the Company entered into a revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan is secured by all assets of the Company. This loan has now been extended through April 5, 1996. Interest on the loan is now at the prime rate. The note contains restrictive covenants including provisions relating to profitability and net worth. As of June 30, 1995, the Company had no outstanding balance under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.


Impact of Inflation and Changing Prices
---------------------------------------

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

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

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

B. The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     SPIRE CORPORATION
                     (Registrant)


                     By:   /s/ Roger G. Little                    11 August 1995
                          ----------------------------------   -----------------
                           Roger G. Little                     Date
                           President & CEO and
                           Chairman of the Board


                     By:   /s/ Richard S. Gregorio                11 August 1995
                          ---------------------------------    -----------------
                           Richard S. Gregorio                 Date
                           Vice President & CFO, Treasurer
                           Assistant Clerk and Principal
                           Accounting Officer