Form 10QSB
period 1995-09-30
SPIRE CORP
filed 1995-11-14
CIK 731657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period
         ended            September 30, 1995
               ----------------------------------------------------------------
                                       or

/ /      Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from         to
                                                             --------   -------

Commission File Number           0-12742
                       --------------------------------------------------------

                                SPIRE CORPORATION
-------------------------------------------------------------------------------
              Exact name of registrant as specified in its charter

Massachusetts                                                         04-2457335
-------------------------------------------------------------------------------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

One Patriots Park, Bedford, Massachusetts                             01730-2396
-------------------------------------------------------------------------------
Address of principal executive offices                                  Zip Code

Registrant's telephone number, including area code:         617-275-6000
                                                    ---------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 31, 1995, there were outstanding 3,065,200 shares of the issuer's common stock, $.01 par value.

                                SPIRE CORPORATION
                                      INDEX

                                                                                            Page Number
                                                                                            -----------
PART I - FINANCIAL INFORMATION

       Condensed Consolidated Balance Sheets                                                     3
       September 30, 1995 and December 31, 1994

       Condensed Consolidated Statements of Operations                                           4
       For the Three Months Ended September 30, 1995 and 1994 and
       For the Nine Months Ended September 30, 1995 and 1994

       Condensed Consolidated Statements of Cash Flows                                           5
       For the Nine Months Ended September 30, 1995 and 1994

       Notes to Condensed Consolidated Financial Statements                                      6

       Management's Discussion and Analysis of Financial                                       7 & 8
       Condition and Results of Operations


PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings.                                                               9

       Item 6.  Exhibits and Reports on Form 8-K.                                                9

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             September 30,      December 31,
                                                                 1995               1994
                                                             -------------      ------------
                                                              (Unaudited)
Current assets:
    Cash                                                      $    87,631       $   166,567
    Short-term investments                                        531,399                 0
    Accounts receivable:
       Amounts billed                                           2,381,043         3,136,544
       Retainage                                                  133,708           143,614
       Unbilled costs                                             655,541           701,468
                                                              -----------       -----------
                                                                3,170,292         3,981,626
                                                              -----------       -----------
       Less allowance for doubtful accounts                        95,000            45,000
                                                              -----------       -----------
           Net accounts receivable                              3,075,292         3,936,626
                                                              -----------       -----------
    Inventories (Note 2)                                          681,246           888,747
    Prepaid expenses and other current assets                     372,305           411,816
                                                              -----------       -----------
           Total current assets                                 4,747,873         5,403,756
                                                              -----------       -----------

Property and equipment                                         21,877,058        21,590,475
    Less accumulated depreciation and amortization             17,048,002        16,134,705
                                                              -----------       -----------
           Net property and equipment                           4,829,056         5,455,770
                                                              -----------       -----------

Computer software costs (less accumulated amortization,
    $782,006 in 1995 and $776,524 in 1994)                         66,978            26,381
Patents (less accumulated amortization,
    $361,822 in 1995 and $319,060 in 1994)                        512,476           475,015
Other assets                                                      247,585           378,745
                                                              -----------       -----------
                                                                  827,039           880,141
                                                              -----------       -----------
                                                              $10,403,968       $11,739,667
                                                              ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Note payable - bank                                       $         0       $   750,000
    Current portion of capital lease obligation                    13,917            47,838
    Accounts payable                                              975,572         1,788,215
    Accrued liabilities                                           574,742           890,532
    Federal and State taxes payable                                47,700                 0
    Advances on contracts in progress                             755,565           229,710
                                                              -----------       -----------
       Total current liabilities                                2,367,496         3,706,295

Capital lease obligation, net of current portion                        0             9,635


Stockholders' equity:
    Common Stock, $.01 par value; shares authorized
       6,000,000; issued 3,560,360 shares in 1995 and
       3,559,860 shares in 1994                                    35,604            35,604
    Additional paid-in capital                                  8,468,903         8,468,903
    Retained earnings                                             629,153           563,293
                                                              -----------       -----------

    Treasury stock at cost, 512,160 shares in 1995
       and 495,160 in 1994                                      1,097,188         1,044,063
                                                              -----------       -----------
       Total stockholders' equity                               8,036,472         8,023,737
                                                              -----------       -----------
                                                              $10,403,968       $11,739,667
                                                              ===========       ===========

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                      --------------------------------       --------------------------------
                                                          1995               1994                1995                1994
                                                      ------------       ------------        ------------        ------------
Net sales and revenues:
   Contract research and service revenues             $  3,260,683       $  3,881,985        $ 10,074,365        $ 11,467,943
   Sales of manufacturing equipment                      1,014,441            501,117           3,442,611           1,797,433
                                                      ------------       ------------        ------------        ------------
                                                         4,275,124          4,383,102          13,516,976          13,265,376
                                                      ------------       ------------        ------------        ------------

Costs and expenses:
   Cost of contract research and service                 2,241,946          2,750,750           7,115,970           8,235,961
   Cost of manufacturing equipment                         847,147            401,585           2,993,315           1,373,155
   Research and development expenses                         5,257             13,976               5,082              85,028
   Selling, general and administrative expenses          1,079,650          1,189,046           3,258,343           3,740,175
                                                      ------------       ------------        ------------        ------------
                                                         4,174,000          4,355,357          13,372,710          13,434,319
                                                      ------------       ------------        ------------        ------------

Earnings (loss) from operations                            101,124             27,745             144,266            (168,943)
Interest income (expense), net                               7,468             (7,224)            (30,706)             63,701
                                                      ------------       ------------        ------------        ------------

Earnings (loss) before income taxes                        108,592             20,521             113,560            (232,644)
Income tax expense                                          47,700                  0              47,700                   0
                                                      ------------       ------------        ------------        ------------

Net earnings (loss)                                   $     60,892       $     20,521        $     65,860        $   (232,644)
                                                      ============       ============        ============        ============

Earnings (loss) per share of Common Stock             $       0.02       $       0.01        $       0.02        $      (0.08)
                                                      ============       ============        ============        ============

Weighted average number of common and
   common equivalent shares outstanding                  3,067,462          3,103,103           3,068,043           3,102,223



     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                          1995               1994
                                                                                      -----------        -----------
Cash flows from operating activities:
    Net earnings (loss)                                                               $    65,860        $  (232,644)
    Adjustments to reconcile net earnings to
       net cash provided by operating activities:
          Depreciation and amortization                                                   986,179          1,029,802
          Changes in assets and liabilities:
              Accounts receivable                                                         861,334            748,563
              Inventories                                                                 207,501           (397,614)
              Prepaid expense and other current assets                                     39,511           (186,310)
              Accounts payable and accrued liabilities                                 (1,128,433)          (356,519)
              Federal and State taxes payable                                              47,700                  0
              Advances on contracts in progress                                           525,855            861,612
                                                                                      -----------        -----------
                  Net cash provided by operating activities                             1,605,507          1,466,890
                                                                                      -----------        -----------

Cash flows from investing activities:
    Additions to property and equipment                                                  (286,583)        (1,308,022)
    Increase in patent costs                                                              (80,223)           (51,646)
    Other assets                                                                           60,442           (191,206)
                                                                                      -----------        -----------
       Net cash used for investing activities                                            (306,364)        (1,550,874)
                                                                                      -----------        -----------

Cash flows from financing activities:
    Net payments on short-term debt                                                      (750,000)           805,000
    Payments on long-term borrowing                                                       (43,555)          (756,794)
    Repurchase of common stock                                                            (53,125)                 0
    Exercise of stock options                                                                   0              1,250
                                                                                      -----------        -----------
       Net cash provided by (used for) financing activities                              (846,680)            49,456
                                                                                      -----------        -----------

Net increase (decrease) in cash and cash equivalents                                      452,463            (34,528)

Cash and cash equivalents, beginning of period                                            166,567             46,543
                                                                                      -----------        -----------
Cash and cash equivalents, end of period                                              $   619,030        $    12,015
                                                                                      ===========        ===========

Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
          Interest expense                                                            $    43,731        $    23,993
                                                                                      ===========        ===========
          Income taxes                                                                $         0        $         0
                                                                                      ===========        ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              For the Nine Months Ended September 30, 1995 and 1994


(1)    Interim Financial Statements

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1995 and December 31, 1994 and the results of operations and changes in cash flows for the nine months ended September 30, 1995 and 1994. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the fiscal year ended December 31, 1995.

       The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1994.

       The financial statements, with the exception of the December 31, 1994 balance sheet, are unaudited and have not been examined by independent public accountants.

(2)    Inventories

       Inventories consist of the following:                                          September 30,                  December 31,
                                                                                          1995                          1994
                                                                                      -------------                  ------------
                                                                                       (Unaudited)
                   Raw materials                                                         $322,556                      $400,519
                   Work in process                                                        358,690                       488,228
                                                                                         --------                      --------
                                                                                         $681,246                      $888,747
                                                                                         ========                      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Net sales and revenues for the quarter ended September 30, 1995 decreased 2% to $4,275,000 compared to $4,383,000 for the quarter ended September 30, 1994. For the quarter ended September 30, 1995, the Company had net earnings of $61,000 compared to net earnings of $21,000 for the quarter ended September 30, 1994. Retained earnings were $629,000 as of September 30, 1995 compared to $563,000 as of December 31, 1994. Working capital as of September 30, 1995 was $2,380,000 compared to $1,697,000 as of December 31, 1994.

                                                    September 30,                          September 30,                       %
Revenues for the quarter ended:                         1995                                   1994                          Change
------------------------------                      -------------                          -------------                     ------
Contract research and service revenues               $3,261,000                             $3,882,000                        (16%)
Manufacturing equipment sales                         1,014,000                                501,000                        102%
                                                     ----------                             ----------
Net sales and revenues                               $4,275,000                             $4,383,000                         (2%)
                                                     ==========                             ==========


                                                    September 30,                          September 30,                       %
Revenues for the nine months ended:                     1995                                   1994                          Change
----------------------------------                  -------------                          ------------                      ------
Contract research and service revenues              $10,074,000                            $11,468,000                        (12%)
Manufacturing equipment sales                         3,443,000                              1,797,000                         92%
                                                    -----------                            -----------
Net sales and revenues                              $13,517,000                            $13,265,000                          2%
                                                    ===========                            ===========


Net sales and revenues for contract research and services declined 16% in 1995 to $3,261,000 compared to $3,882,000 in 1994. The decline in contract revenues is largely the result of the government's move toward programs requiring significant cost sharing, which management has elected to pursue cautiously. The orthopaedic processing service business has experienced price pressures due to competition and changes in the health care market which have negatively affected revenues and margins. Manufacturing equipment sales increased 102% to $1,014,000 compared to $501,000 in the same period of 1994 primarily due to increased interest in photovoltaic lines.

                                                   September 30,           % of           September 30,       % of            %
Cost of Sales for the quarter ended:                   1995               Revenues            1994           Revenues       Change
-----------------------------------                ------------           --------        ------------       --------       ------
Contract research and service
   cost of sales                                     $2,242,000             69%             $2,751,000           71%          (2%)
Manufacturing equipment
   cost of sales                                        847,000             84%                402,000           80%           4%
                                                     ----------                             ----------
Total cost of sales                                  $3,089,000             72%             $3,153,000           72%           0%
                                                     ==========                             ==========


                                                   September 30,           % of            September 30,       % of            %
Cost of Sales for the nine months ended:               1995               Revenues             1994           Revenues       Change
---------------------------------------            ------------           --------         -------------      --------       ------
Contract research and service
   cost of sales                                    $ 7,116,000              71%            $8,236,000           72%          (1%)
Manufacturing equipment
   cost of sales                                      2,993,000              87%             1,373,000           76%          11%
                                                    -----------                             ----------
Total cost of sales                                 $10,109,000              75%            $9,609,000           72%           3%
                                                    ===========                             ==========

The cost of contract research and service revenues decreased to 71% for the nine months ended September 30, 1995 compared to 72% for the nine months ended September 30, 1994. Cost of manufacturing equipment was 84% compared to 76% for the nine months ended September 30, 1994 due to a changed product mix.

Selling, general and administrative expenses for the nine months ended September 30, 1995 were 24% of sales compared to 27% of sales for the nine months ended September 30, 1994. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to cost reduction steps management implemented in 1994 and 1995. Depreciation and amortization expenses for the nine months ended September 30, 1995 decreased 4% to $986,000 compared to $1,030,000 in 1994. Expenditures for capital equipment were $287,000 for the nine months ended September 30, 1995 compared to $1,308,000 for the nine months ended September 30, 1994. Management continues its efforts to control capital spending. The Company incurred interest expense of $43,000 in the first nine months of 1995 and $94,000 in the same period of 1994, of which $500 was capitalized in 1995 compared to $29,000 in 1994 in connection with internally constructed machinery and equipment.

Liquidity and Capital Resources

On September 30, 1993, the Company entered into a revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan is secured by all assets of the Company. This loan has been extended through April 5, 1996. Interest on the loan is now at the prime rate. The note contains restrictive covenants including provisions relating to profitability and net worth. As of September 30, 1995, the Company had no outstanding balance under this revolving credit line.

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

ITEM 1.  LEGAL PROCEEDINGS.

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

B. The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SPIRE CORPORATION
                   (Registrant)


                   By:   /s/ Roger G. Little                   13 November 1995
                        ----------------------------------   ----------------
                         Roger G. Little                     Date
                         President & CEO and
                         Chairman of the Board


                   By:   /s/ Richard S. Gregorio               13 November 1995
                        ----------------------------------   ----------------
                         Richard S. Gregorio                 Date
                         Vice President & CFO, Treasurer
                         Assistant Clerk and Principal
                         Accounting Officer