Form 10KSB40
period 1995-12-31
SPIRE CORP
filed 1996-03-29
CIK 731657

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
         For the fiscal year ended                         December 31, 1995
                                                       -------------------------
                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
         For the transition period from __________________ to __________________

Commission file number                      0-12742
                       ---------------------------------------------------------

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
               Exact name of small business issuer in its charter

 Massachusetts                                                  04-2457335
--------------------------------------------------------------------------------
State or other jurisdiction of                                I.R.S. employer
incorporation or organization                                 identification no.


One Patriots Park, Bedford, Massachusetts                            01730-2396
--------------------------------------------------------------------------------
Address of principal executive offices                                Zip code

Issuer's telephone number                   617-275-6000
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
      Not applicable                                  Not applicable
--------------------------             -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                 Title of class

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X     No
                                ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

State issuer's revenues for its most recent fiscal year: $17,452,000. Based on the closing average price for the registrant's voting stock on March 1, 1996, the aggregate market value of such voting stock held by non-affiliates of the registrant was $3,205,500 on March 1, 1996.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 3,020,700 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on March 1, 1996.

Transitional Small Business Disclosure Format (Check One):    YES        NO  X
                                                                  ---       ---

DOCUMENTS INCORPORATED IN TEXT BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 1996 Annual Meeting to be held on May 30, 1996 are incorporated by reference into Part III of this Report, and certain exhibits filed with the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 26, 1983, as amended on December 6, and December 8, 1983 and declared effective on December 9, 1983, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Spire Corporation ("Company") is a Massachusetts corporation incorporated in 1969 under the original name of Simulation Physics, Inc. The Company is organized into three business areas all of which have developed out of the Company's expertise in thin film technologies: Photovoltaics, Optoelectronics and Biomaterials. The Company's revenues over the past three years have been between $17 and $20 million, but the sources of those revenues have varied among the Company's three primary business areas.

Business of Issuer

The Company (i) provides processing services, primarily to the biomaterials market but also to the defense/aerospace and electronics industries; (ii) designs, manufactures, and markets (a) equipment that produces photovoltaic modules which is marketed to industrial companies, start-up companies, and governments throughout the world; and (b) complex electronic and optoelectronic materials and devices such as gallium arsenide epitaxial structures and laser diodes which are generally sold to the electronics and related industries; and
(iii) performs research and development activities, generally for agencies of the United States government but also for commercial businesses.

Each of the Company's business areas has its own competitive conditions, marketing strategies, and distribution methods.

Photovoltaics

Photovoltaics uses semiconductor materials to convert the sun's energy directly into electricity. Photovoltaics offers a non-polluting and easily distributed source of electricity. The Company became involved in photovoltaics in 1974 when it entered into a research and development contract with the federal government for the advancement of photovoltaic solar cells. Over many years of research, funded mainly by the federal government, the Company has developed photovoltaic processes, individual pieces of processing equipment, and integrated production lines for manufacture of photovoltaic modules. Photovoltaic modules consist of an array of solar cells interconnected to produce desired currents and voltages. The Company markets this equipment throughout the world and has become the world's largest supplier of photovoltaic module manufacturing equipment, having sold more than 250 pieces of equipment in 113 facilities in 34 countries. The Company's customers purchase equipment and technologies in order to manufacture photovoltaic modules for such applications as telecommunications, water pumping, lighting, medical refrigeration, cathodic protection, and village remote homesite power.

The Company's module manufacturing equipment is flexible enough to process various types and sizes of solar cells including mono-crystalline, poly-crystalline and amorphous silicon materials. During 1995, the Company sold module manufacturing equipment to various companies throughout the world including the United States, India, Japan, Germany, Panama, Korea, South Africa, Belgium, Canada, Mexico and Saudi Arabia. The Company's equipment prices range from $25,000 for the smallest piece of equipment to over $1,000,000 for a complete module assembly line, depending upon capacity, configuration and included technology. The Company also markets equipment and production lines for the manufacture of solar cells; none were sold during 1995.

The Company develops new products to address growing market demands, by utilizing both internal research and development funds as well as federal government development contracts. During 1995, the Company introduced two new machines which interconnect solar cells by soldering flat metal leads or tabs to cell contacts. These machines were developed utilizing funds by both the Company and the United States Department of Energy's National Renewable Energy Laboratory (NREL). The SPI-STRINGER(TM) 500 automatically aligns and tabs individual solar cells. The SPI-ASSEMBLER(TM) 5000, also developed under this contract, provides in addition to tab cutting and shaping, cell and tab loading and automatic string unloading. The machine is also offered with an optional machine vision system for cell inspection and alignment.

Also during 1995 the Company entered into a subcontract from the NREL to establish a photovoltaic module manufacturing facility in Johannesburg, South Africa. The Company provided module manufacturing equipment, training, and technology transfer as well as materials and system components to a new company. This plant demonstrated the establishment of a prototype plant for assembly of photovoltaic modules capable of producing 500 kilowatts of photovoltaic modules per year on a one shift basis. Completed modules from the factory are intended for use within South Africa for street lights, schools, clinics, water pumps, telecommunications, etc.

The Company believes that it has a leadership position in the marketing of photovoltaic manufacturing equipment. The Company is aware that there are competitors in various aspects of the Company's business, but the Company is not aware of any other company that offers a similar full array of products, services, and support. However, several of the companies involved in portions of the Company's market are larger and better financed than the Company and could choose to offer products and services competitive with those of the Company. The Company intends to maintain its leadership position in photovoltaics by continuing its program of new product development; offering a full line of products for both established manufacturers of solar modules and purchasers of complete manufacturing lines; and providing a high level of service and product quality.

The Company relies on in-house sales staff and a network of in-country sales agents (who generally work on a commission basis) to reach its worldwide market. In 1995, the Company established a European office and contracted an organization to act as a representative and liaison for the Company and its customers. The Company recognizes that the nature of its market, often involving government agencies as buyers or financiers in developing countries where there are barriers to conducting business such as limited availability of hard currency, U.S. Government trade restrictions, and other problems, creates certain difficulties for the Company, including long procurement cycles, exposure to currency fluctuations, and competition from government or indigenous competitors. The Company addresses these issues by working with indigenous commissioned sales representatives, maintaining technology leadership, and quoting prices and accepting payment only in United States dollars and generally against irrevocable letters of credit.

Optoelectronics

The Company's Optoelectronics area uses its expertise in thin film technologies, and especially in metalorganic chemical vapor deposition (MOCVD) to produce optoelectronic and electronic wafers and devices for commercial, defense, and other government applications. The Company performs on a number of research and development contracts, primarily for agencies of the United States government and primarily under the Small Business Innovation Research (SBIR) program. Under the 3-Phase SBIR program certain U.S. government agencies award a percentage of their extramural R&D budgets to small businesses for innovative research. Phase I is to determine the technical feasibility of proposed concepts; Phase II is for prototype development; and Phase III (funded by non SBIR capital) is to pursue commercial applications. The Company is pursuing specific commercial product initiatives based on its research activities and has organized its personnel and resources accordingly. The initiatives are: Advanced Silicon Technologies; High Definition Displays; Electronic Ceramics; Advanced MOCVD Technologies; High Power Diode Lasers; Microelectronics; and Solar Cells.

The Company's Advanced Silicon Technologies initiative is focused primarily on applications of the silicon-on-insulator (SOI) material whose development the Company contributed to over a number of years through government-funded research and development programs for detectors and substrates for growth of nitride compounds. If successfully developed, the Company believes that there appears to be both commercial and government interest.

The Company continues to perform on a few high definition display technologies contracts, where the Company is applying its ion implantation and MOCVD expertise to the improvement of thin film electroluminescent materials, field effect display phosphors, and light emitting porous silicon materials to create bright multi-color displays for flat panel screens, head mounted displays, and other commercial and military applications. This work is funded by both government and commercial sources, as well as the Company's internal resources. In 1995 the Company received a U.S. patent for Flat Panel Displays and Process.

With government R&D support, the Company in 1995 continued its development of high performance electronic ceramics grown by MOCVD. If successfully developed, the Company believes that there is commercial and government interest in this development is high and continued interest is tied to achievement of specific technical performance criteria.

The Company's work with Advanced MOCVD Technologies encompasses advanced reaction chamber designs, feedback control technologies, and materials growth. Application of any developments in this area are primarily enabling technologies that improve the quality or make possible the products addressed by other commercial initiatives.

In 1995 the Company's diode laser business remained flat as the Company began to overcome earlier manufacturing problems. The Company continued to expend resources to correct these problems. The ultimate resolution of these problems, and the resulting scope of the Company's diode laser business, is still uncertain.

As part of its Microelectronics initiative, the Company continues to sell epitaxial wafer structures grown by MOCVD and based on gallium arsenide, indium phosphide and related compounds for fabrication of devices such as heterojunction bipolar transistors and field effect transistors. The Company also continues to receive government funding for research in this area. In addition, the Company sells epitaxial wafer structures grown to customer specifications for a variety of other applications.

The Company's Solar Cell Initiative is primarily addressing high efficiency solar cells for space applications. With continuing government support the Company has been able to demonstrate state-of-the-art solar cell technologies, including solar cells that provide advantages over those currently available for space missions in high radiation environments.

The Company competes in these areas primarily on the basis of technological innovation and the availability of its extensive array of sophisticated capital equipment necessary to apply these technologies to fabricate products and perform services. A substantial portion of the Company's Optoelectronics resources is devoted to the performance of research and development contracts primarily for agencies of the United States government. The Company has successfully competed for these contracts on the basis of its proprietary technology base; its ability to perform innovative, cutting edge work; its extensive array of capital equipment; its responsiveness to government initiatives; and its ability to commercialize its innovations. The Company competes against numerous small companies for SBIR contracts and against numerous small and large companies for other government contracts. Many of these large competitors have greater financial and other resources than the Company.

Changes in government research and development funding have had a substantial impact on the Company as the government continues to emphasize cost sharing. The Company continues to be very cautious in agreeing to cost sharing contracts. In general, the Company's proposals for government funding have become more focused on areas that the Company believes have the greatest commercial potential consistent with the Company's expertise. Competition for government research and development contracts continues to be intense. The Company attempts to insure that its technology remains current and competitive by performing research in emerging technologies relevant to the above initiatives.

Biomaterials

The Company's Biomaterials processing services are based primarily on ion beam technologies. The two primary techniques employed are ion implantation and ion beam assisted deposition (IBAD). Both are used to modify functional surface properties such as friction, wear, surface energy, wettability, etc. The targeted market for these techniques is the medical industry where there is a requirement for techniques capable of improving the performance of medical materials and devices. IONGUARD(R) ion implantation processing continues to provide a substantial portion of Biomaterials revenues. The main markets in which this process is employed are orthopaedics and orthodontics. Although in 1995 the largest revenue source continued to be orthopaedics, revenues from orthopaedic device processing continued to decline in 1995 as a result of continuing market pressures. The orthopaedics device industry as a whole continues to experience substantial cost pressures as a function of more stringently regulated health care, the advent of increased purchasing power from hospital conglomerates and the impact of diagnostic related groups (DRGs) on the industry as a whole. The Company has increased its efforts to apply its emerging technologies such as SPI-CERAMIC(TM) to orthopaedics and orthodontic applications. Efforts are also underway to extend the Company's presence in the dental market by investigating devices other than orthodontic arch wires. The Biomaterials area also experienced a growth of its government research and development funding in 1995.

The Company continued to allocate resources in the Biomaterials area to the introduction and application of processes such as SPI-ARGENT(TM), SPI-SIGHT(TM), SPI-SPECTRUM(TM), SPI-MET(TM) and SPI-POLYMER(TM). The Company has identified specific applications where the performance of existing materials is inadequate for the demands of more challenging medical device applications. Among these applications are: cardiovascular products such as stents; grafts; catheters; orthopaedic products; seals; and a host of short and long-term arterial and venous access devices.

In an effort to accelerate the rate of incorporation of these emerging technologies into the various medical device markets, the Company has adopted an approach of entering into a variety of device-specific strategic marketing agreements with market leaders in the various device markets. These agreements seek to provide incentives to those companies to accelerate the rate of introduction of products and to increase capacity. In 1995 new products using the Company's surface modification processes were introduced by its customers. Among the new products introduced in 1995 were a line of central venous pressure catheters and myringotomy tubes with SPI-POLYMER(TM), as well as new guidewires and vascular access catheters with the Company's SPI-SIGHT(TM) process. Others are at various stages of review through the Food and Drug Administration (FDA), and introduction of these products are dependant on successful review. No assurances can be made of the outcome. The Company has continued to refine its interaction with customers in the regulatory approval process in an effort to streamline the application process and to minimize unexpected delays. The Company is pursuing market opportunities through domestic manufacturers, although those manufactures typically have rather substantial international presence. In an effort to boost both international and domestic exposure, the Company participates in, and supports, symposia, exhibitions and conferences. This is further expanded by publications in trade magazines and technical journals. The Company also markets its services through the use of sales representatives in geographic areas where there is a particularly high density of potential customers.

                               GENERAL INFORMATION

                                   COMPETITION

The Company sells all of its products in competitive markets. Some competitors are also customers or potential customers of the Company. Entities now operating in related markets may enter the Company's markets. Some of the competitors and potential competitors have access to financial and technical resources greater than those of the Company. The bases for competition for the Company in its various markets include the amount and pace of technological innovation, capital equipment resources, product quality, timely delivery, service, and price. Specific information about competitive conditions may be found in the detailed discussion of each business area above.

                              MARKETING AND EXPORTS

The Company markets many of its products and services through a network of commissioned sales representatives and distributors as well as its internal staff. The Company had 40 foreign and domestic sales representatives and distributors as of December 31, 1995. The Company recognizes that such representation is particularly important in facilitating access into certain foreign countries. The Company also has licensed some of its technology and technical information to several foreign firms so that they might competitively service local markets. Such agreements have resulted in the sales of some equipment and spare parts along with technical support.

The Company recognizes certain impediments to generating foreign sales. To minimize some of the risks inherent in trading with foreign countries, the Company quotes all prices and accepts payment only in United States currency. The Company's policy is to require new customers and those with large orders to furnish an acceptable letter of credit usually confirmed by a United States bank prior to shipment. See "Description of Business - Photovoltaics."

The Company uses its wholly-owned subsidiary, Spire International Sales Corporation, a foreign sales corporation under the Internal Revenue Code, to take advantage of certain federal tax deferral benefits available to such corporations with respect to foreign sales.

                       RESEARCH AND DEVELOPMENT CONTRACTS

The Company's policy is to support as much of its research and development as possible through contract funding. The Company's internally funded research and development expenditures in 1995 and 1994 were $59,000 and $124,000, respectively. Revenues from materials research, process development, and equipment engineering contracts were $8,232,000 and $8,806,000, respectively, in such years.

Sales to the United States Government under direct contracts and subcontracts accounted for 48% of the Company's sales for 1995 and 1994. As of December 31, 1995, the Company was performing 27 contracts for the government. The government has audited the Company's contracts through 1992 and no adjustments were necessary. Audits for 1993 and 1994 are currently in process, and 1995 has not been performed.

The Company's contracts with the Government generally grant to the Company a right to obtain ownership rights in any technology developed pursuant to such contracts and grant to the Government a non-exclusive license to utilize the technology for its benefit. The Company's rights to technology developed during contracts with private companies vary, depending upon negotiated terms.

                                     PATENTS

The Company has 58 patents (and 12 patents pending) in the United States which cover elements of its manufacturing equipment as well as various materials and processes. The Company actively protects its intellectual property and technological advances by seeking patents as appropriate, enforcing existing patents as necessary, and carefully protecting its non-patentable proprietary information and processes. The Company has applied for four patents in various foreign countries, but has not yet received any foreign patents.

There can be no assurance that the Company will be able to assert successfully its patent rights against allegedly infringing competitors and the inability to assert successfully its rights may negatively impact the Company's competitive position and financial condition. There can be no assurance that the Company will not be subject to patent infringement claims asserted by others, or if asserted, that the Company will be successful in defending its position or challenging such claims. No such claims are presently outstanding against the Company. In the event that the Company was adjudged to infringe patents of others, the Company might be required to pay damages, and might be enjoined from making, using or selling the infringing product or service, or might be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered or is not available on commercially acceptable terms, the Company might be required to re-engineer the affected products or processes to avoid such infringement. There can be no assurance that any such re-engineering will be successful, or will result in commercially acceptable alternatives, and any such re-engineering might entail significant or prohibitive expense to the Company.

                                    EMPLOYEES

As of December 31, 1995, the Company employed 130 people, of whom 122 were full time. The Company has experienced no work stoppage and considers its relationship with its employees to be excellent.

                                    MATERIALS

The Company assembles its electronic and photovoltaic equipment from components purchased from a variety of suppliers or fabricates the components itself. The Company has not experienced any major change in the price or availability of the components it uses. For many items, alternate sources are available. The Company believes that the loss of single source suppliers would not be material due to the non-critical nature of those suppliers and the ability to substitute other items with minimal re-engineering. The Company anticipates that it will be able to manufacture and procure all such parts and materials in sufficient quantities to meet its needs.

                            ENVIRONMENTAL COMPLIANCE

The Company makes it a high priority to comply in all material respects with all safety and environmental regulations applicable to it. The Company employs a full-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance is not material to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases 74,000 square feet in a building located at One Patriots Park, Bedford, Massachusetts. All of the Company's office and production facilities are located in the building. All of the space is subleased from Millipore Corporation. Millipore rents the building from a trust of which Roger
G. Little, Chairman, Chief Executive Officer, and President of the Company, is sole trustee and principal beneficiary. See "Item 12. Certain Relationships and Related Transactions." The sublease originally was for a period of ten years, for which the Company exercised its option to extend for an additional five year period expiring on November 30, 2000 and has an option for an additional five-year extension period. The Company believes that suitable facilities for future use will be available to it on commercially competitive terms.

ITEM 3. LEGAL PROCEEDINGS

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

A trial to assess the compensation due as a result of the liability determinations made by the first jury was held from September 27, 1993 to October 15, 1993. The Company was awarded compensation on one claim; ESSCO's previously agreed upon base compensation was reduced by the full amount of the Company's counterclaim on a second issue; and the jury was unable to reach a verdict on the third issue, involving ESSCO's misuse of the Company's proprietary information. The Company intends to pursue vigorously its claim for damages resulting from ESSCO's misuse of the Company's proprietary information. A retrial date has not yet been established. The net result of the two trials to date is that neither party has a material liability to the other, although the Company's claim for damages resulting from ESSCO's misuse of the Company's proprietary information and the parties' M.G.L. Ch. 93A claims against each other have yet to be decided. A hearing on the M.G.L. Ch. 93A issues was held in December 1993, but the Court has not yet ruled on those issues. Based on the proceedings to date and discussion with legal counsel, the Company believes that the outcome of this matter will not have a material negative effect on the Company's financial position and results of operation but may have a positive impact.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1995.

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the NASD National Market System under the symbol "SPIR." The following chart sets forth the high and low closing bid price for the Common Stock during the indicated periods:

                           Period                            High         Low
                           ------                            ----         ---
              January 1 - March 31, 1995                    $2 5/8       $2 1/8
              April 1 - June 30, 1995                        2 5/8        2
              July 1 - September 30, 1995                    3 1/4        2
              October 1 - December 31, 1995                  3 1/4        2

              January 1 - March 31, 1994                    $4 1/4       $3
              April 1 - June 30, 1994                        4 1/2        3 1/8
              July 1 - September 30, 1994                    4 1/2        3 3/8
              October 1 - December 31, 1994                  3 1/2        2 1/8

The foregoing quotations represent prices between dealers and do not include retail markup, markdown or commission and may not necessarily represent actual transactions. The actual closing bid price for the stock on March 1, 1996 was $2.00. As of March 1, 1996, there were 267 stockholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

Net sales and revenues decreased in 1995 to $17,452,000 compared to $18,400,000 in 1994. The Company reported a profit for the year of $1,000 compared to a loss of $182,000 in 1994. As a result, at December 31, 1995, the Company's retained earnings were $564,000 compared to $563,000 as of December 31, 1994. Working capital as of December 31, 1995 was $2,430,000, compared to $1,697,000 as of December 31, 1994.

RESULTS OF OPERATIONS

1995 vs. 1994

Revenues:                             1995               1994         % Change
------------------------------------------------------------------------------
Contract research and
    service sales                 $12,884,000        $14,537,000       (11%)
Manufacturing equipment
    sales                           4,568,000          3,863,000        18%
                                  -----------        -----------
Net sales and revenues            $17,452,000        $18,400,000        (5%)
                                  ===========        ===========

Contract research and service revenues decreased 11% in 1995 to $12,884,000 compared to $14,537,000 in 1994 due to decreased government contract and orthopaedic product line revenues. The decline in contract revenue was largely the result of the government's move toward programs requiring significant cost sharing, which management has elected to pursue cautiously and selectively. The orthopaedic processing service business continued to experience pricing pressures due to competition and changes in the health care market which negatively affected revenues and margins. Manufacturing equipment sales increased 18% to $4,568,000 compared to $3,863,000 in 1994, due to increased demand of photovoltaic manufacturing equipment.

Cost of Sales:                                 1995           % Revenues            1994             % Revenues        % Change
-------------------------------------------------------------------------------------------------------------------------------
Contract research and
    service cost of sales                   $ 9,187,000            71%           $10,500,000             72%               (1%)
Manufacturing equipment
    cost of sales                             3,838,000            84%             3,110,000             81%                3%
                                            -----------                          -----------
Total cost of sales                         $13,025,000            74%           $13,610,000             74%                0%
                                            ===========                          ===========

The cost of contract research and service revenues decreased to 71% of related sales for the year ended December 31, 1995 compared to 72% for the same period in 1994. The decrease was due to decreased indirect expenses. Cost of manufacturing equipment was 84% of related sales in 1995 compared to 81% of related sales in 1994. The increase is due to changes in product mix.

Selling, general and administrative expenses were 26% of net sales and revenues for 1995 as compared to 27% for 1994. The decrease in selling, general and administrative expenses as a percentage of sales is attributable to cost cutting measures implemented by the Company, such as reduced staffing.

Depreciation and amortization expenses decreased 7% in 1995 to $1,293,000 from $1,392,000 in 1994. The decrease was due to a reduction in expenditures for capital equipment during prior years and items becoming fully depreciated. Expenditures for capital equipment decreased 73%, totaling $390,000 in 1995 compared to $1,433,000 in 1994. The Company earned $18,000 interest income in 1995 compared to no interest income in 1994.

The Company incurred interest cost for 1995 in the amount of $43,000 and $112,000 in 1994, of which $1,000 was capitalized in 1995 and $29,000 in 1994.
The decline in interest expense was due to the Company's liquidation of all debt.

1994 vs. 1993

Revenues:                                1994                   1993           % Change
---------------------------------------------------------------------------------------
Contract research and
    service sales                     $14,537,000           $18,092,000          (20%)
Manufacturing equipment
    sales                               3,863,000             2,043,000           89%
                                      -----------           -----------
Net sales and revenues                $18,400,000           $20,135,000           (9%)
                                      ===========           ===========

Contract research and service revenues decreased 20% in 1994 to $14,537,000 compared to $18,092,000 in 1993 due to decreased government contract, laser and orthopaedic product line revenues. The decline in contract revenue was largely the result of the government's move toward programs requiring significant cost sharing, which management elected to pursue cautiously and selectively. The orthopaedic processing service business experienced pricing pressures due to competition and changes in the health care market which negatively affected revenues and margins. In addition, the Company experienced a substantial diminution in business from a formerly large orthopaedic customer. Manufacturing equipment sales were $3,863,000 compared to $2,043,000 in 1993. The increase in manufacturing equipment sales was due primarily to the sale of a SPI-LINE(TM) 1000C line in 1994.

Cost of Sales:                                 1994           % Revenues            1993             % Revenues        % Change
-------------------------------------------------------------------------------------------------------------------------------
Contract research and
    service cost of sales                   $10,500,000            72%           $12,603,000             70%               (2%)
Manufacturing equipment
    cost of sales                             3,110,000            81%             1,261,000             62%               19%
                                            -----------                          -----------
Total cost of sales                         $13,610,000            74%           $13,864,000             69%               (5%)
                                            ===========                          ===========

The cost of contract research and service revenues increased to 72% of related sales for the year ended December 31, 1994 compared to 70% for the same period in 1993. The increase is due to decreased sales volume. Cost of manufacturing equipment was 81% of related sales in 1994 compared to 62% of related sales in 1993 due to product mix.

Selling, general and administrative expenses were 27% of net sales and revenues for 1994 as compared to 25% for 1993. The increase in selling, general and administrative expenses as a percentage of sales was attributable to decreased sales volume.

Depreciation and amortization expenses decreased 15% in 1994 to $1,392,000 from $1,644,000 in 1993. The decrease was due to a reduction in expenditures for capital equipment during prior years; and items becoming fully depreciated. Expenditures for capital equipment totaled $1,433,000 in 1994 compared to $759,000 in 1993. The Company earned no interest income in 1994 compared to $4,000 earned in 1993.

The Company incurred interest cost for 1994 in the amount of $112,000 and $258,000 in 1993, of which $29,000 was capitalized in 1994 and $16,400 in 1993.
The decline in interest expense was due to the Company's liquidation of long-term debt.

Liquidity and Capital Resources

On September 30, 1994, the Company amended and extended its revolving credit facility with a bank. The Company is currently negotiating an extension to the line and anticipates no difficulty in obtaining the extension. This agreement established a $2 million revolving credit agreement, subject to the availability of 80% of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The loan has been secured by all assets of the Company. Interest on the loan is at prime. The note contains restrictive covenants including provisions relating to profitability and net worth. As of December 31, 1995, the Company had no outstanding debt under this revolving credit line.

During 1994, the Company completed payments to a subordinated note holder. These notes bore interest at 11%, and were secured by all assets and subordinated to the Revolving Credit Agreement. The notes contained certain restrictive covenants including provisions relating to cash flows, maintenance of working capital and net worth, and others, as defined in the agreement. The Subordinated Notes were originally issued with three warrants to purchase a total of 364,521 shares of the Company's common stock.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spire Corporation:

We have audited the consolidated balance sheets of Spire Corporation and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiary at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Boston, Massachusetts
February 29, 1996

ITEM 7.  FINANCIAL STATEMENTS

                        SPIRE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                        December 31,
                                                               -----------------------------
                                                                   1995              1994
                                                               -----------       -----------
Current assets:
    Cash and cash equivalents                                  $ 1,130,428       $   166,567
    Accounts receivable, trade (Note 3):
       Amounts billed                                            2,401,536         3,136,544
       Retainage                                                    97,350           143,614
       Unbilled costs                                              449,188           701,468
                                                               -----------       -----------
                                                                 2,948,074         3,981,626

       Less allowance for doubtful accounts                         95,000            45,000
                                                               -----------       -----------
           Net accounts receivable                               2,853,074         3,936,626
                                                               -----------       -----------

    Inventories (Note 4)                                         1,126,734           888,747
    Prepaid expenses and other current assets                      369,483           411,816
                                                               -----------       -----------
           Total current assets                                  5,479,719         5,403,756
                                                               -----------       -----------

Property and equipment (Note 6)                                 21,980,123        21,590,475
    Less accumulated depreciation and amortization              17,330,271        16,134,705
                                                               -----------       -----------
           Net property and equipment                            4,649,852         5,455,770
                                                               -----------       -----------

Computer software costs (less accumulated amortization,
    $786,862 in 1995 and $776,524 in 1994)                          36,719            26,381
Patents (less accumulated amortization, $434,490 in 1995
    and $319,060 in 1994)                                          518,087           475,015
Other assets                                                       260,053           378,745
                                                               -----------       -----------
                                                                   814,859           880,141
                                                               -----------       -----------
                                                               $10,944,430       $11,739,667
                                                               ===========       ===========


          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              December 31,
                                                                    --------------------------------
                                                                       1995                  1994
                                                                    -----------          -----------
Current liabilities:
    Note payable - bank (Note 7)                                    $      --            $   750,000
    Current portion of capital lease obligation (Note 10)                10,401               47,838
    Accounts payable                                                  1,494,877            1,788,215
    Accrued liabilities (Note 5)                                        789,153              890,532
    Advances on contracts in progress                                   755,756              229,710
                                                                    -----------          -----------
       Total current liabilities                                      3,050,187            3,706,295
                                                                    -----------          -----------

Capital lease obligation, net of current portion (Note 10)                 --                  9,635

Stockholders' equity (Note 8):
    Common Stock, $.01 par value; shares authorized
       6,000,000; issued 3,560,360 shares in 1995 and 1994               35,604               35,604
    Additional paid-in capital                                        8,468,903            8,468,903
    Retained earnings                                                   564,424              563,293
                                                                    -----------          -----------
                                                                      9,068,931            9,067,800
    Treasury stock at cost, 537,160 shares in 1995 and
       495,160 shares in 1994                                         1,174,688            1,044,063
                                                                    -----------          -----------
       Total stockholders' equity                                     7,894,243            8,023,737
                                                                    -----------          -----------
                                                                    $10,944,430          $11,739,667
                                                                    ===========          ===========


          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Years Ended December 31,
                                                          ---------------------------------------------------------
                                                             1995                   1994                    1993
                                                          -----------            -----------            -----------
Net sales and revenues:
    Contract research and service revenues                $12,883,770            $14,537,201            $18,092,121
    Sales of manufacturing equipment                        4,568,426              3,863,284              2,042,785
                                                          -----------            -----------            -----------
                                                           17,452,196             18,400,485             20,134,906
                                                          -----------            -----------            -----------
Costs and expenses:
    Cost of contract research and services                  9,187,422             10,499,727             12,602,563
    Cost of manufacturing equipment                         3,837,536              3,110,296              1,261,233
    Selling, general and administrative expenses            4,438,578              4,911,127              5,056,085
                                                          -----------            -----------            -----------
                                                           17,463,536             18,521,150             18,919,881
                                                          -----------            -----------            -----------

Earnings (loss) from operations                               (11,340)              (120,665)             1,215,025

Interest expense, net (Note 6)                                 19,539                 82,654                242,076
                                                          -----------            -----------            -----------

Earnings (loss) before income taxes                           (30,879)              (203,319)               972,949

Income tax expense (benefit)(Note 9)                          (32,010)               (21,299)               302,000
                                                          -----------            -----------            -----------

Net earnings (loss)                                       $     1,131            $  (182,020)           $   670,949
                                                          ===========            ===========            ===========

Earnings (loss) per share of common stock                 $      0.00            $     (0.06)           $      0.22
                                                          ===========            ===========            ===========

Weighted average number of common and
    common equivalent shares outstanding                    3,084,067              3,065,026              3,076,165
                                                          ===========            ===========            ===========

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1995, 1994 and 1993

                                       Common Stock        Additional       Treasury Stock
                                   --------------------      Paid-in     ----------------------     Retained
                                    Shares       Amount      Capital     Shares        Amount       Earnings        Total
                                   ---------    -------    ----------    -------    -----------     ---------     -----------
Balance, December 31, 1992         3,559,860    $35,599    $8,467,658    495,160    $(1,044,063)    $  74,364     $ 7,533,558
   Net earnings                         --         --            --         --             --         670,949         670,949
                                   ---------    -------    ----------    -------    -----------     ---------     -----------

Balance, December 31, 1993         3,559,860     35,599     8,467,658    495,160     (1,044,063)      745,313       8,204,507
   Exercise of stock options             500          5         1,245       --             --            --             1,250
   Net loss                             --         --            --         --             --        (182,020)       (182,020)
                                   ---------    -------    ----------    -------    -----------     ---------     -----------

Balance, December 31, 1994         3,560,360     35,604     8,468,903    495,160     (1,044,063)      563,293       8,023,737
   Repurchase of treasury stock         --         --            --       42,000       (130,625)         --          (130,625)
   Net earnings                         --         --            --         --             --           1,131           1,131
                                   ---------    -------    ----------    -------    -----------     ---------     -----------

Balance, December 31, 1995         3,560,360    $35,604    $8,468,903    537,160    $(1,174,688)    $ 564,424     $ 7,894,243
                                   =========    =======    ==========    =======    ===========     =========     ===========

          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                ---------------------------------------------
                                                                    1995             1994             1993
                                                                -----------      -----------      -----------
Cash flows from operating activities:
    Net earnings (loss)                                         $     1,131      $  (182,020)     $   670,949
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
          Depreciation and amortization                           1,293,114        1,392,181        1,644,490
          Changes in assets and liabilities:
             Accounts receivable                                  1,083,552          627,616          518,734
             Inventories                                           (237,987)        (425,882)          78,493
             Prepaid expense and other current assets                15,103           59,410         (125,409)
             Refundable income tax                                   27,230             --            280,973
             Accounts payable and accrued liabilities              (394,717)         305,673          564,319
             Federal and State taxes payable                           --            (19,856)          19,856
             Advances on contracts in progress                      526,046          217,440         (221,432)
                                                                -----------      -----------      -----------
                Net cash provided by operating activities         2,313,472        1,974,562        3,430,973
                                                                -----------      -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment                            (389,647)      (1,432,747)        (759,174)
    Increase in patent costs                                       (100,090)         (70,387)         (77,713)
    Increase in software production costs                              --            (10,292)          (2,019)
    Other assets                                                     67,823         (132,687)         (39,873)
                                                                -----------      -----------      -----------
       Net cash used for investing activities                      (421,914)      (1,646,113)        (878,779)
                                                                -----------      -----------      -----------

Cash flows from financing activities:
    Net borrowings (payments) on short-term debt                   (750,000)         750,000       (1,650,000)
    Payments on long-term borrowing                                 (47,072)        (959,675)      (1,007,651)
    Exercise of stock options                                          --              1,250             --
    Repurchase of common stock                                     (130,625)            --               --
                                                                -----------      -----------      -----------
       Net cash used for financing activities                      (927,697)        (208,425)      (2,657,651)
                                                                -----------      -----------      -----------

Net increase (decrease) in cash                                     963,861          120,024         (105,457)

Cash and cash equivalents, beginning of year                        166,567           46,543          152,000
                                                                -----------      -----------      -----------
Cash and cash equivalents, end of year                          $ 1,130,428      $   166,567      $    46,543
                                                                ===========      ===========      ===========

Supplemental disclosures of cash flow information:
       Cash paid during the year for:

          Interest expense                                      $    43,567      $   112,000      $   258,000
                                                                ===========      ===========      ===========
          Income taxes                                          $      --        $   138,000      $   278,000
                                                                ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1995, 1994 and 1993

   (1)   NATURE OF THE BUSINESS

         The Company specializes in biomaterials, optoelectronics, and photovoltaics technologies. Products include ion beam based processing services for medical components, compound semiconductor wafers and devices, and photovoltaic module manufacturing equipment.

   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)    PRINCIPLES OF CONSOLIDATION

                The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Spire International Sales Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         (b)    REVENUE RECOGNITION

                Revenue for equipment sales is recognized upon shipment. Revenue for service contracts is recognized upon performance of the service. Revenue on government research contracts is recorded as costs are incurred and includes a pro rated portion of the estimated profit.

         (c)    INVENTORIES

                Inventories are stated at the lower of cost or market, cost being determined by the average cost method, on a first-in, first-out (FIFO) basis.

         (d)    PROPERTY AND EQUIPMENT

                Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

                      Machinery and equipment               7 years
                      Furniture and fixtures                5 years
                      Leasehold improvements               10 years

                Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

         (e)    PATENT COSTS

                Patent costs are capitalized and amortized over their useful lives using the straight-line method.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

         (f)    COMPUTER SOFTWARE COSTS

                Capitalized computer software costs are being amortized by the straight-line method over the estimated economic life of the product. The amount of amortization charged to expense was $10,338, $47,627 and $55,348, for 1995, 1994 and 1993,
                respectively. The recoverability of such costs is reviewed on an ongoing basis.

         (g)    INCOME TAXES

                Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h)    RESEARCH AND DEVELOPMENT COSTS

                Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 1995, 1994 and 1993, unfunded research and development costs were $59,000, $124,000 and $51,000, respectively.

         (i)    EARNINGS PER SHARE

                Earnings per share of common stock are based on the weighted average number of common shares outstanding, including the dilutive effect of stock options and warrants.

         (j)    NEW ACCOUNTING STANDARDS

                In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement is required to be adopted by the Company in 1996. The Company has yet to analyze in detail the potential impact on its financial statements of adoption of this pronouncement.

         (k)    USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         (l)    FINANCIAL INSTRUMENTS

                Financial instruments of the Company, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of these financial instruments approximate their fair value.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

(3)   ACCOUNTS RECEIVABLE

         Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

         Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year and were $97,450 and $143,614 at December 31, 1995 and 1994, respectively. All other accounts receivable are expected to be collected within one year.

         All contracts with United States Government agencies have been audited and settled through December 1992. In the opinion of management, any cost disallowances which may be incurred as a result of future government audits for periods after December 31, 1992 will not be material to the consolidated financial statements. The Company has not incurred significant losses as a result of government audits.

   (4)   INVENTORIES

         Inventories consist of the following:

                                                        December 31,
                                               ----------------------------
                                                  1995               1994
                                               -----------         --------
                Raw materials                   $  487,255         $400,519
                Work in process                    639,479          488,228
                                                ----------         --------
                                                $1,126,734         $888,747
                                                ==========         ========

   (5)   ACCRUED LIABILITIES

         Accrued liabilities include the following:

                                                                 December 31,
                                                           -----------------------
                                                             1995           1994
                                                           --------       --------
                Accrued payroll and payroll taxes          $382,916       $432,509
                Accrued other                               406,237        458,023
                                                           --------       --------
                                                           $789,153       $890,532
                                                           ========       ========

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

(6)   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                            December 31,
                                                  --------------------------------
                                                     1995                  1994
                                                  -----------          -----------
                Machinery and equipment           $18,671,001          $18,415,041
                Furniture and fixtures              2,172,269            2,071,551
                Leasehold improvements              1,109,098            1,095,130
                Construction in progress               27,755                8,753
                                                  -----------          -----------
                                                  $21,980,123          $21,590,475
                                                  ===========          ===========

         Interest costs of approximately $43,000, $112,000 and $258,000 were incurred of which $1,000, $29,000 and $16,400 were capitalized in 1995, 1994 and 1993, respectively. In connection with the construction of equipment for internal use, the Company has capitalized overhead costs of approximately $41,000, $352,000 and $163,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

   (7)   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

         On September 30, 1993, the Company entered into a revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan is secured by all assets of the Company, is through April 5, 1996 and interest on the loan is at the prime rate which at December 31, 1995 was 8.5%. The note contains restrictive covenants including provisions relating to profitability and net worth. As of December 31, 1995, the Company has no outstanding balance under this revolving credit line.

   (8)   STOCKHOLDERS' EQUITY

         The Company has adopted three employee stock option plans: the 1976 and 1985 Incentive Stock Option Plans and the Non-Incentive Stock Option Plan. These plans provide that the Board of Directors may grant options to purchase the Company's common stock to key employees of the Company. The options must be granted at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of the grant. The options may be exercised, subject to certain vesting requirements, for periods of one to ten years from the date of issue.

         Through December 31, 1995, the Company issued under its Directors Stock Option Plan 25,000 non-qualified stock options to the unaffiliated directors of the Company for the purchase of common stock at an average price of $3.37 per share. The options may be exercised, subject to certain vesting requirements, for periods of one to ten years from the date of issue.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

         A summary of the activity of these plans follows:

                                                        Number of            Per Share
                                                         Shares             Option Price
                                                        --------           -------------
                Outstanding, December 31, 1992           291,012           $2.50 - $3.87
                      Granted                             33,850               $2.75
                      Exercised                             --                   --
                      Terminated                         (16,000)          $2.50 - $3.25
                                                        --------

                Outstanding, December 31, 1993           308,862           $2.50 - $3.87
                      Granted                             52,888           $3.13 - $3.63
                      Exercised                             (500)              $2.50
                      Terminated                         (39,500)          $2.50 - $3.87
                                                        --------

                Outstanding, December 31, 1994           321,750           $2.50 - $3.87
                      Granted                             36,500           $2.00 - $2.25
                      Exercised                             --
                      Terminated                         (33,000)          $2.50 - $3.87
                                                        --------           -------------

                Outstanding, December 31, 1995           325,250           $2.00 - $3.87
                                                        ========           =============

                Shares exercisable                       237,659

         There are 601,501 shares reserved under all plans.

   (9)   INCOME TAXES

         Total Federal and State income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 consists of the following:

                                      1995               1994                1993
                                    --------           ---------           --------
                Current:
                   State            $(32,010)          $ (21,299)          $ 81,000
                   Federal              --                  --              221,000
                                    --------           ---------           --------
                                     (32,010)            (21,299)           302,000
                                    --------           ---------           --------
                Deferred:
                   State                --                  --                 --
                   Federal              --                  --                 --
                                    --------           ---------           --------
                                        --                  --                 --
                                    --------           ---------           --------
                                    $(32,010)          $ (21,299)          $302,000
                                    ========           =========           ========

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

         The actual income tax expense (benefit) for 1995, 1994 and 1993 differs from the "expected" income tax expense (benefit) for the year (computed by applying the U.S. Federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                                           1995                1994                1993
                                                                         --------           ---------           ---------
                Computed "expected" income tax
                   expense (benefit)                                     $(10,499)          $ (69,000)          $ 331,000
                State tax, net of federal benefit                          (1,936)            (12,000)             60,000
                Increase (decrease) in valuation allowance                 55,354            (112,000)            (88,000)
                Permanent differences                                      10,470              11,000                --
                (Increase) decrease in tax credit carryforwards           (36,172)            136,000                --
                Recovery of prior year estimate                              --                24,701                --
                Other                                                     (49,227)               --                (1,000)
                                                                         --------           ---------           ---------
                                                                         $(32,010)          $ (21,299)          $ 302,000
                                                                         ========           =========           =========

         The tax effects of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 1995 are presented below:

                                                                          1995                  1994
                                                                      -----------           -----------
                Accounts receivable                                   $    38,257           $    18,122
                Accruals                                                  147,276               111,339
                Inventory                                                  51,733                30,057
                Federal net operating loss carryforwards                  102,039               124,060
                General business credit carryforwards                     752,998               752,998
                Alternative minimum tax credit carryforwards              340,416               340,416
                State net operating loss and
                    investment tax credit                                  41,205                  --
                                                                      -----------           -----------

                   Total gross deferred tax assets                      1,468,890             1,376,992

                   Less:  valuation allowance                            (643,594)             (145,627)
                                                                      -----------           -----------

                   Net  deferred tax assets                               825,296             1,231,365
                                                                      -----------           -----------

                Property and equipment                                   (786,610)           (1,089,986)
                Capitalized software                                       (5,573)              (10,623)
                Patents                                                    (3,975)             (122,702)
                Research agreements                                       (29,138)               (8,054)
                                                                      -----------           -----------

                   Total gross deferred tax liabilities                  (825,296)           (1,231,365)
                                                                      -----------           -----------

                Net deferred tax asset (liability)                    $      --             $      --
                                                                      ===========           ===========

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

         The valuation allowance for deferred tax assets as of December 31, 1994 was $145,627. The net change in the total valuation allowance for the year ended December 31, 1995 was an increase of $497,967.

         At December 31, 1995, the Company has approximately $753,000 of general business tax credits available to offset future taxable income which expire through 2001. The Company also has approximately $340,000 of alternative minimum tax credits to offset future taxable income. In addition, for income tax purposes, the Company has a net operating loss carryforward of approximately $300,000 which expires through December 31, 2007. However, if changes in the Company's stock ownership exceed 50% of the value of the Company's stock during any three-year period, the utilization of the net operating loss and credit carryforwards may be subject to limitations.

  (10)   COMMITMENTS

                          CAPITAL AND OPERATING LEASES

         The Company subleases its facilities from a company who leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The term of this sublease is ten years with two five year renewal options. The agreement provides for minimum rental payments plus annual increases linked with the consumer price index. Total rent expense under this lease was $853,000, $817,000 and $808,000 in 1995, 1994 and 1993, respectively.

         The Company has also entered into other non-cancelable operating leases. Total rent expense charged to these non-cancelable leases was $51,000, $138,000 and $134,000 in 1995, 1994 and 1993, respectively.

         As of December 31, 1995 and 1994, the cost and accumulated depreciation of assets held under capital lease are $115,226 and $90,852, respectively.

         The following is a schedule of future minimum lease payments under capital and operating leases, together with the present value of future minimum lease payments:

                                                                    Capital          Operating
                                                                     Leases            Leases
                                                                    -------          ----------
                1996                                                $10,742          $  918,846
                1997                                                   --               907,195
                1998                                                   --               852,582
                                                                    -------          ----------
                   Total future minimum lease payments               10,742          $2,678,623
                                                                                     ==========
                Less amount representing interest                       341
                                                                    -------
                   Present value of minimum lease payments           10,401
                Less current portion                                 10,401
                                                                    -------
                   Present value of minimum lease
                       payments, net of current portion             $     0
                                                                    =======

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993

  (11)   CASH OR DEFERRED PROFIT SHARING PLANS

         In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income on a pre-tax basis through contributions to the plan. The Company contributes its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. Expense recognized under the plan in 1995, 1994 and 1993 was $147,516, $162,145 and $143,678, respectively.

  (12)   EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

         Revenues from contracts with United States Government agencies for the years ended December 31, 1995, 1994 and 1993 were $8,232,000,
         $8,806,000 and $10,559,000, or 48%, 48% and 52% of total revenues, respectively.

         In 1995, 1994 and 1993, export revenues were $2,894,000, $3,383,000 and
         $1,323,000, respectively, or 17%, 18% and 6% of total revenues, respectively.

  (13)   LITIGATION

         A suit has been filed against the Company, alleging a breach of contract on a marketing agreement. The Company has instructed its counsel to defend the litigation vigorously and to pursue the Company's counterclaims. Trial for this suit commenced on March 11, 1992, and the jury verdict was returned on March 27, 1992, finding, inter alia, that both parties breached various obligations. A second trial to assess damages resulting from the various breaches by both parties was held in September through October 1993, as a result of which neither party is materially obligated to the other. The Court has under advisement certain other issues. Based on information currently available and discussion with legal counsel, management believes that the outcome of this matter will not be material to the Company's financial position and results of operations.

  (14)   QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of the consolidated quarterly results for the years ended December 31, 1995 and 1994:

                                                                                 1995
                                                                            Three Months Ended
                                                     ----------------------------------------------------------------------------
                                                       March 31             June 30             September 30          December 31
                                                     -----------          -----------           ------------          -----------
         Net sales and revenues                       $4,583,221            $4,658,630            $4,275,124           $3,935,221
         Costs and expenses                            4,562,783             4,635,927             4,174,000            4,090,826
         Earnings (loss) before income taxes               2,804                 2,163               108,592             (144,438)
         Income tax expense (benefit)                          0                     0                47,700              (79,710)
         Net earnings (loss)                               2,804                 2,163                60,892              (64,728)
         Net earnings (loss) per share                      0.00                  0.00                  0.02                (0.02)

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 1995, 1994 and 1993


                                                                                          1994
                                                                                   Three Months Ended
                                                      ---------------------------------------------------------------------------
                                                       March 31             June 30             September 30          December 31
                                                      ----------           ----------           ------------          -----------
         Net sales and revenues                       $4,626,153           $4,256,121             $4,383,102          $ 5,135,109
         Costs and expenses                            4,541,902            4,537,061              4,355,357            5,086,830
         Earnings (loss) before income taxes              59,811             (312,977)                20,521               29,326
         Income tax expense (benefit)                     18,000              (18,000)                    --              (21,299)
         Net earnings (loss)                              41,811             (294,977)                20,521               50,625
         Net earnings (loss) per share                      0.01                (0.10)                  0.01                 0.02

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 1996 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. The Company is not aware of directors, officers or beneficial owner of more than 10% of any class of equity securities registered pursuant to
      Section 12 of the Exchange Act who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 1995.

ITEM 10. EXECUTIVE COMPENSATION

      Information concerning executive compensation is set forth under "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is set forth under "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions is set forth under "Other Transactions and Relationships" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (1)   EXHIBITS

           The following Exhibits are either filed herewith or are incorporated by reference to the Company's Registration Statement filed with the Securities and Exchange Commission on October 26, 1983, as amended on December 6 and December 8, 1983 and declared effective on December 9, 1983 ("Registration Statement") or such other documents as may be indicated.

           3 (a) Articles of Organization and Articles of Amendment, incorporated by reference to Exhibit 3 to the Registration Statement.

           3 (b) By-Laws, as amended, incorporated by reference to Exhibit 3 (b) to the Company's Form 10-K for the fiscal year ended December 31, 1989 filed with Securities and Exchange Commission on March 29, 1990 ("1990 10-K").

           4 (a) Convertible Subordinated Note Purchase Agreement between the Company and Massachusetts Capital Resource Company dated as of November 20, 1987, as amended as of August 9, 1989, January 14, 1991 and May 22, 1991, incorporated by reference to Exhibit 10 (i) to the Company's Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.

           4 (b) Letter from the Company to Fleet Bank of Massachusetts, N.A. ("Fleet") dated July 30, 1992.

           4 (c) Security Agreement between the Company and Fleet dated as of July 30, 1992.

           10 (a) Sublease Agreement for facility at Bedford, Massachusetts dated November 25, 1985, incorporated by reference to
                     Exhibit 10 (a) to the Company's Form 10-K for the fiscal year of the Company ended December 31, 1985 filed with the Securities and Exchange Commission on March 28, 1986 ("1986 10-K").

           10 (b) Spire Corporation Incentive Stock Option Plan as amended, and standard form of Stock Option Agreement, incorporated by reference to Exhibit 10 (b) to the Company's Form 10-K for the fiscal year of the Company ended December 31, 1984 filed with the Securities and Exchange Commission on April 1, 1985 ("1985 10-K").

           10 (c) Contract for $3.2 million with the Army Materials Technology Laboratory (Watertown Arsenal, Watertown, Massachusetts) dated May 1, 1987, incorporated by reference to Exhibit 10 (g) to the Company's Form 10-K for the fiscal year of the Company ended December 31, 1987 filed with the Securities and Exchange Commission on March 30, 1988.

           10 (d) Contract for $3.6 million with Texas Instruments dated November 8, 1989, incorporated by reference to Exhibit 10
                     (k) to the 1990 10-K.

           Employee and Director Benefit Plans

           10 (e) Spire Corporation Non-Incentive Stock Option Plan and standard form of Stock Option Agreement, incorporated by reference to Exhibit 10 (c) to the 1985 10-K.

           10 (f)    Spire Corporation 1985 Incentive Stock Option Plan, (see
                     Item 10 (b) for standard form agreement), incorporated by reference to Exhibit 10 (d) to 1985 10-K.

           10 (g) Spire Corporation Cash or Deferred Profit Sharing Plan, including Adoption Agreement, incorporated by reference to
                     Exhibit 10 (e) to the 1985 10-K.

           10 (h) Spire Corporation Directors' Stock Option Plan and standard form Stock Option Agreement, incorporated by reference to
                     Exhibit 10 (f) to the 1986 10-K.

           22        Subsidiary of the Company, incorporated by reference to
                     Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1988 filed with the Securities and Exchange Commission on March 30, 1989.

           23        Accountants' Consent.

           27        Financial Data Schedule.

     (2)   REPORTS ON FORM 8-K

           The Company filed no Reports on Form 8-K during the last quarter of 1995.

                                    PART IV

                                      11-K

Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 1995.

             Spire Corporation Cash or Deferred Profit Sharing Plan

FINANCIAL STATEMENTS AND EXHIBITS

A. FINANCIAL STATEMENTS

   1. Audited Statements of Net Assets Available for Plan Benefits as of December 31, 1995 and 1994.

   2. Audited Statements of Changes in Net Assets Available for Plan Benefits for each of the years in the three year period ended December 31, 1995.

B. EXHIBITS

   1.  Accountants' Consent

                       SPIRE CORPORATION CASH OR DEFERRED
                           PROFIT SHARING 401(k) PLAN

                              Financial Statements

                               December 31, 1995

                  (With Independent Auditor's Report Thereon)

                       SPIRE CORPORATION CASH OR DEFERRED
                           PROFIT SHARING 401(k) PLAN


                         Index to Financial Statements


Independent Auditor's Report

Statements of Net Assets Available for Plan Benefits

Statements of Changes in Net Assets Available for Plan Benefits

Notes to the Financial Statements

                    [GERALD P. BONDER & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

The Participants and Administrator of
The Spire Corporation Cash or Deferred
Profit Sharing 401(k) Plan:

We have audited the accompanying statements of net assets available for plan benefits of the Spire Corporation Cash or Deferred Profit Sharing 401(k) Plan as of December 31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits at December 31, 1995 and 1994, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                        /s/ Gerald P. Bonder & Company, P.C.
                                        ---------------------------------------

March 26, 1996

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(k) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

DECEMBER 31,                                         1995            1994
-------------------------------------------------------------------------------
ASSETS:

Investments:
  At fair value:

   Common Stock - Spire Corporation                   $  428,690    $  420,337

   Scudder Mutual Funds                                    --        2,015,417

  At Contract value:

   Hartford Fixed Income Fund                            474,614         --

   Hartford Group Annuity Contracts                    2,177,314         --
                                                      ----------    ----------
     Total investments                                 3,080,618     2,435,754

Contribution receivable - employer                        60,245         --
Participants' loan receivable                             72,460       109,450
Cash                                                      43,437        35,840
                                                      ----------    ----------

      NET ASSETS AVAILABLE FOR BENEFITS               $3,256,760    $2,581,044
                                                      ==========    ==========



See accompanying notes to the financial statements

SPIRE CORPORATION CASH OR DEFERRED PROFIT SHARING 401(k) PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,

                                                          1995                                               1994
                                                          ----                                               ----
                                      Group        Fixed        Mutual        Company                 Mutual     Company
                                     Annuity      Income         Funds         Stock       Total       Funds      Stock       Total
                                   -------------------------------------------------------------------------------------------------

Additions to Net Assets
  attributed to:

Investment income:

Interest and dividends                             7,956         57,241                   65,197     120,128               120,128
Interest-other                                       675          7,210                    7,885       6,743                 6,743
Realized gains                                                  305,825                  305,825
Net appreciation (depreciation)
 in fair value of investments
 as determined by quoted
 market price                        64,911                                 (28,129)      36,782    (141,221)  (233,840)  (375,061)
                                  --------------------------------------------------------------------------------------------------
                                     64,911        8,631        370,276     (28,129)     415,689     (14,350)  (233,840)  (248,190)

Contributions:
  Employer                                                                  150,852      150,852                155,252
  Employees                         114,708       12,805        249,955       4,426      381,894     360,614      4,327    394,941
                                  --------------------------------------------------------------------------------------------------
Total additions                     179,619       21,436        620,231     127,149      948,435     376,264    (74,261)   302,003
                                  --------------------------------------------------------------------------------------------------
Transfers                         2,105,843      528,714     (2,626,807)     (7,750)

Deductions from Net
 Assets attributed to:

Benefits paid to participants                    (75,536)      (154,131)    (41,690)    (271,357)   (252,550)   (44,218)  (296,768)

Insurance premiums paid for
 participants                                                                (1,362)      (1,362)                (2,000)    (2,000)
                                  --------------------------------------------------------------------------------------------------
Total deductions                                 (75,536)      (154,131)    (43,052)    (272,719)   (252,550)   (46,218)  (298,768)
                                  --------------------------------------------------------------------------------------------------
Net increase (decrease)           2,285,462      474,614     (2,160,707)     76,347      675,716     123,714   (120,479)     3,325

Net assets available for
 plan benefits:

Beginning of year                                             2,160,707     420,337    2,581,044   2,036,993    540,816  2,577,809
                                  --------------------------------------------------------------------------------------------------
End of year                       2,285,462      474,614              0     496,684    3,256,760   2,160,707    420,337  2,581,044
                                  ==================================================================================================












































                                             1993
                                             ----
                                     Mutual        Company
                                      Funds         Stock         Total
                                   --------------------------------------

Additions to Net Assets
  attributed to:

Investment income:

Interest and dividends              143,390                     143,390
Interest-other                        2,460                       2,460
Realized gains
Net appreciation (depreciation)
 in fair value of investments
 as determined by quoted
 market price                        60,402       83,878        144,280
                                  -------------------------------------
                                    206,252       83,878        290,130

Contributions:
  Employer                                       143,714        148,714
  Employees                         375,560        3,753        379,313
                                  -------------------------------------
Total additions                     581,812      231,345        813,157
                                  -------------------------------------
Transfers

Deductions from Net
 Assets attributed to:

Benefits paid to participants      (172,506)     (29,950)      (202,456)

Insurance premiums paid for
 participants                                     (2,062)        (2,062)
                                  ---------------------------------------
Total deductions                   (172,506)     (32,012)      (204,518)
                                  ---------------------------------------
Net increase (decrease)             409,306      199,333        608,639

Net assets available for
 plan benefits:

Beginning of year                 1,627,687      341,483      1,969,170
                                  ---------------------------------------
End of year                       2,036,993      540,816      2,577,809
                                  =======================================


See accompanying notes to financial statements.

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1995 AND 1994
-------------------------------------------------------------------------------

(1) DESCRIPTION OF PLAN

    The following description of the Spire Corporation (Company) Cash or Deferred Profit Sharing 401(k) Plan (Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

    (a) General

        The Plan is a salary reduction (401(k)) plan covering all full-time employees of the Company who have three months of service and are age twenty-one or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

    (b) Contributions

        1. Employer Contribution

           The Company will contribute to the Plan an amount equal to 40% of an employee's contributions up to a maximum of 6% of an employee's cash compensation. The Company's contribution will always be used to purchase/acquire Company common stock on the open market.

        2. Employee Contribution

           Employees electing to participate in the Plan may defer receipt of up to 17.5% of their compensation subject to the limitation imposed by the Internal Revenue Code in any one calendar year, by directing the Company to invest the deferred amount in various investment vehicles. The investment choices are the Company's common stock and several investment funds offered by Hartford Life Insurance Company.

    (c) Participant's Accounts

        Each participant's account is credited with the participant's contribution and the Company's match contribution, plus an allocation of
        (a) plan earnings, and (b) forfeitures of terminated participants' nonvested accounts. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

    (d) Vesting

        Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Vesting in other amounts is based on years of continuous service. A participant is 100 percent vested after six years of credited service.

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

    (e) Payments of Benefits

        On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of his or her account, or annual installments over a period no longer than ten years.

        In addition, a participant is eligible to receive distributions under financial hardship rules for medical, housing and education needs.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the plan administrator to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

    (b) Concentration of Credit Risk

        Financial instruments which subject the Plan to concentration of credit risk principally of guaranteed investment contracts. The Plan restricts investment of guaranteed investment contracts to financial institutions with high credit standing.

(3) INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS

    Effective for the 1995 plan year, the trustees of the plan have entered into a contract with Hartford Life Insurance Company (Hartford) to maintain custody of assets of the plan. Under the terms of the contract, certain assets of the plan are held in a Deposit Administration Account for the benefit of the participants. The Deposit Administration Account consists of:

    (a) The Fixed Income Fund, which includes amounts allocated to Hartford's General Investment Account. These amounts are guaranteed as to principal and minimum interest earnings. The interest rate guaranteed for the year ended December 31, 1995 was 5.60%.

    (b) The Direct Participation Account, which consists of amounts allocated to Separate Investment Accounts. The Separate Investment Accounts offered include a growth stock fund, an international investment fund and a capital appreciation stock fund. The amounts invested in the Direct Participation Account are not guaranteed as to principal or minimum interest earnings.

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

(3) INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS (continued)

    The common shares of the Company and the mutual fund shares are valued at fair value on December 31 of each year. Fair value is determined by using quoted market values. The fixed income fund and group annuity contracts are stated at contract value, which approximates fair value, as reported to the plan by Hartford. During the years ended December 31, the Plan's investments appreciated (depreciated) in value by $36,782 in 1995 and $(375,061) in 1994, and $144,280 in 1993.

(4) INCOME TAXES

    The Plan qualifies for certain tax benefits under Section 401(a) and 401(k) of the Internal Revenue code. The Federal tax consequences to employees participating in the Plan, and to the Company, under present tax laws are as follows:

      Salary reductions designated by employees to be contributed to the Plan from their compensation are not includable in employees' taxable income and are not subject to Federal tax withholding at the time such contributions are made.

      Additionally, interest, dividends and other earnings on such contributions are not subject to tax when earned. Employees will be taxed on such contributions and earnings at the time such amounts are returned as withdrawals or distributions.

(5) PLAN TERMINATION

    Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100 percent vested in their accounts.

(6) EXPENSES NOT INCLUDED IN THE FINANCIAL STATEMENTS

    The Company pays all professional fees and other expenses related to the Profit Sharing 401(k) Plan.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SPIRE CORPORATION

                                 (Registrant)

                                 By: /s/Roger G. Little           March 29, 1996
                                     ----------------------
                                     Roger G. Little
                                     President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                               Title                                Date
             ---------                               -----                                ----
/s/  Roger G. Little                      President and Chief Executive              March 29, 1996
-----------------------------------       Officer, Chairman of the Board
Roger G. Little


/s/  Richard S. Gregorio                  Vice President and Chief Financial         March 29, 1996
-----------------------------------       Officer, Treasurer, Clerk,
Richard S. Gregorio                       Principal Accounting Officer


/s/  A. John Gale                         Director                                   March 29, 1996
-----------------------------------
A. John Gale

/s/  Carl N. Graf                         Director                                   March 29, 1996
-----------------------------------
Carl N. Graf

/s/  Udo Henseler                         Director                                   March 29, 1996
-----------------------------------
Udo Henseler

/s/  Roger W. Redmond                     Director                                   March 29, 1996
-----------------------------------
Roger W. Redmond

/s/  John A. Tarello                      Director                                   March 29, 1996
-----------------------------------
John A. Tarello

                                  EXHIBIT INDEX

                                                                         PAGE
EXHIBIT                                 DESCRIPTION                     NUMBER
-------                                 -----------                     ------

  23                 Accountants' Consent.                                40

  27                 Financial Data Schedule.                             41