Form 10QSB
period 1996-03-31
SPIRE CORP
filed 1996-05-14
CIK 731657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the quarterly period ended March 31, 1996
      --------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period
      from                                to
          --------------------------------  ------------------------------------

Commission file number                 0-12742
                       ---------------------------------------------------------

                                SPIRE CORPORATION
- --------------------------------------------------------------------------------
               Exact name of small business issuer in its charter

       Massachusetts                                           04-2457335
- --------------------------------------------------------------------------------
State or other jurisdiction of                               I.R.S. employer
incorporation or organization                             identification number

One Patriots Park, Bedford, Massachusetts                         01730-2396
- --------------------------------------------------------------------------------
Address of principal executive offices                              Zip code

Issuer's telephone number                  617-275-6000
                         -------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,013,200 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 1996.

Transitional Small Business Disclosure Format (check one)     Yes     No  X
                                                                  ---    ---

                                SPIRE CORPORATION
                                      INDEX


                                                                    Page Number

PART I - FINANCIAL INFORMATION
- ------------------------------

     Consolidated Balance Sheets                                        3
     March 31, 1996 and December 31, 1995

     Consolidated Statements of Operations                              4
     For the Three Months Ended March 31, 1996 and 1995

     Consolidated Statements of Cash Flows                              5
     For the Three Months Ended March 31, 1996 and 1995

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of Financial                7 & 8
     Condition and Results of Operations


PART II - OTHER INFORMATION
- ---------------------------

     Item 1.  Legal Proceedings.                                        8

     Item 6.  Exhibits and Reports on Form 8-K.                         8

                        SPIRE CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                              March 31,     December 31,
                                                                1996            1995
                                                              ---------     ------------
                                                             (Unaudited)

Current assets:
- ---------------
   Cash and cash equivalents                                 $   290,861     $ 1,130,428
   Accounts receivable:
     Amounts billed                                            2,254,655       2,401,536
     Retainage                                                    96,864          97,350
     Unbilled costs                                              490,896         449,188
                                                             -----------     -----------
                                                               2,842,415       2,948,074

     Less allowance for doubtful accounts                         95,000          95,000
                                                             -----------     -----------
       Net accounts receivable                                 2,747,415       2,853,074
                                                             -----------     -----------

   Inventories (Note 2)                                        1,458,692       1,126,734
   Prepaid expenses and other current assets                     290,542         369,483
                                                             -----------     -----------
       Total current assets                                    4,787,510       5,479,719
                                                             -----------     -----------

Property and equipment                                        22,091,574      21,980,123
   Less accumulated depreciation and amortization             17,596,605      17,330,271
                                                             -----------     -----------
       Net property and equipment                              4,494,969       4,649,852
                                                             -----------     -----------
Computer software costs (less accumulated amortization,
   $789,735 in 1996 and $778,708 in 1995)                         88,578          36,719
Patents (less accumulated amortization,
   $447,034 in 1996 and $434,490 in 1995)                        511,640         518,087
Other assets                                                     271,287         260,053
                                                             -----------     -----------
                                                                 871,505         814,859
                                                             -----------     -----------
                                                             $10,153,984     $10,944,430
                                                             ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Current portion of capital lease obligation               $     7,000     $    10,401
   Accounts payable                                            1,131,878       1,494,877
   Accrued liabilities                                           552,507         789,153
   Advances on contracts in progress                             845,422         755,756
                                                             -----------     -----------
     Total current liabilities                                 2,536,807       3,050,187

Stockholders' equity:
   Common Stock, $.01 par value; shares authorized
     6,000,000; issued 3,560,360 shares in 1996 and 1995          35,604          35,604
   Additional paid-in capital                                  8,468,903       8,468,903
   Retained earnings                                             297,983         564,424
                                                             -----------     -----------
   Treasury stock at cost, 542,160 shares in 1996
     and 537,160 in 1995                                       1,185,313       1,174,688
                                                             -----------     -----------
     Total stockholders' equity                                7,617,177       7,894,243
                                                             -----------     -----------
                                                             $10,153,984     $10,944,430
                                                             ===========     ===========



          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                          1996             1995
                                                          ----             ----
Net sales and revenues:
- -----------------------
   Contract research and service revenues              $2,601,909       $3,458,614
   Sales of manufacturing equipment                     1,235,990        1,124,607
                                                       ----------       ----------
                                                        3,837,899        4,583,221
                                                       ----------       ----------
Costs and expenses:
- -------------------
   Cost of contract research and services               1,929,966        2,461,685
   Cost of manufacturing equipment                      1,075,971          994,276
   Selling, general and administrative expenses         1,103,910        1,106,822
                                                       ----------       ----------
                                                        4,109,847        4,562,783
                                                       ----------       ----------

Earnings (loss) from operations                          (271,948)          20,438
- -------------------------------

Interest benefit (expense), net                             5,507          (17,634)
                                                       ----------       ----------

Earnings (loss) before income taxes                      (266,441)           2,804

Income tax expense                                             --               --
                                                       ----------       ----------
Net earnings (loss)                                    $ (266,441)      $    2,804
- ------------------                                     ==========       ==========
Earnings (loss) per share of common stock              $    (0.09)      $     0.00
- -----------------------------------------              ==========       ==========

Weighted average number of common and
  common equivalent shares outstanding                  3,025,219        3,066,166




          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                 1996             1995
                                                                 ----             ----

Cash flows from operating activities:
   Net earnings (loss)                                       $ (266,441)       $   2,804

   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation and amortization                            291,574          338,811
       Changes in assets and liabilities:
         Accounts receivable                                    105,659         (149,316)
         Inventories                                           (331,958)         (85,759)
         Prepaid expense and other current assets                78,941            7,709
         Accounts payable and accrued liabilities              (599,645)        (519,505)
         Advances on contracts in progress                       89,666          208,196
                                                             ----------        ---------
           Net cash provided by operating activities           (632,204)        (197,060)
                                                             ----------        ---------
Cash flows from investing activities:
   Additions to property and equipment                         (111,451)        (102,222)
   Increase in patent costs                                      (6,097)         (22,038)
   Increase in software production costs                        (25,540)              --
   Other assets                                                 (50,249)            (596)
                                                             ----------        ---------
     Net cash used for investing activities                    (193,337)        (124,856)
                                                             ----------        ---------
Cash flows from financing activities:
   Net borrowings (payments) on short-term debt                      --          175,000
   Payments on long-term borrowing                               (3,401)         (16,969)
   Repurchase of common stock                                   (10,625)              --
                                                             ----------        ---------
     Net cash (used for) provided by financing activities       (14,026)         158,031
                                                             ----------        ---------

Net increase (decrease) in cash and cash equivalents           (839,567)        (163,885)

Cash and cash equivalents, beginning of period                1,130,428          166,567
                                                             ----------        ---------
Cash and cash equivalents, end of period                     $  290,861        $   2,682
                                                             ==========        =========
Supplemental disclosures of cash flow information:
     Cash paid during the quarter for:
       Interest expense                                      $        0        $  17,634
                                                             ==========        =========
       Income taxes                                          $        0        $       0
                                                             ==========        =========


               See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the Three Months Ended March 31, 1996 and 1995

(1)  Interim Financial Statements
     ----------------------------

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995.

     The financial statements, with the exception of the December 31, 1995 balance sheet, are unaudited and have not been examined by independent public accountants.

(2)  Inventories
     -----------

     Inventories consist of the following:      March 31,          December 31,
                                                  1996                1995
                                                ---------          ------------
                                               (Unaudited)
             Raw materials                     $  500,759           $  487,255
             Work in process                      957,933              639,479
                                               ----------           ----------
                                               $1,458,692           $1,126,734
                                               ==========           ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------------------------------------------------------------------------
RESULTS OF OPERATIONS.
- ----------------------

Results of Operations
- ---------------------

Net sales and revenues for the quarter ended March 31, 1996 decreased 16% to $3,838,000 compared to $4,583,000 for the quarter ended March 31, 1995. For the quarter ended March 31, 1996, the Company had net loss of $266,000 compared to net earnings of $2,800 for the quarter ended March 31, 1995. Retained earnings were $298,000 as of March 31, 1996 compared to $564,000 as of December 31, 1995.
Working capital as of March 31, 1996 was $2,251,000 compared to $2,430,000 as of December 31, 1995.

                                         March 31,      March 31,       %
Revenues for the quarter ended:            1996           1995       Change
- -------------------------------          ---------      ---------    ------

Contract research and service revenue   $2,602,000     $3,459,000     (25%)
Manufacturing equipment sales            1,236,000      1,124,000      10%
                                        ----------     ----------
Net sales and revenues                  $3,838,000     $4,583,000     (16%)
                                        ==========     ==========


Net sales and revenues for contract research and services declined 25% to $2,602,000 compared to $3,459,000 in 1995. The decline in contract revenues was largely the result of the government's shutdown which resulted in contracts being awarded late in the quarter. Manufacturing equipment sales increased 10% to $1,236,000 compared to $1,124,000 in the same period of 1995, due to increased market demand.

                                     March 31,    % of       March 31,    % of      %
Cost of Sales for the quarter ended:   1996      Revenues      1995     Revenues  Change
- ------------------------------------ ---------   --------    ---------  --------  ------

Contract research and service
   cost of sales                    $1,930,000     74%      $2,463,000     71%      3%
Manufacturing equipment
   cost of sales                     1,076,000     87%         994,000     88%     (1%)
                                    ----------              ----------
Total cost of sales                 $3,006,000     78%      $3,457,000     75%      3%
                                    ==========              ==========


The cost of contract research and service revenues increased to 74% for the three months ended March 31, 1996 compared to 71% for the three months ended March 31, 1995. Cost of contract research and services increased as a percentage of sales due to lower volume. Cost of manufacturing equipment decreased to 87% for the three months ended March 31, 1996 compared to 88% for the three months ended March 31, 1995.

Selling, general and administrative expenses for the three months ended March 31, 1996 were 29% of sales compared to 24% of sales for the three months ended March 31, 1995. Selling, general and administration expenses increased as a percentage of sales due to the lower volume. Depreciation and amortization expenses for the three months ended March 31, 1996 decreased 14% to $292,000 compared to $339,000 in 1995. Expenditures for capital equipment were $111,000 for the three months ended March 31, 1996 compared to $102,000 for the three months ended March 31, 1995. The Company incurred interest expense of zero in the first three months of 1996 and $18,000 in the same period of 1995.

Liquidity and Capital Resources
- -------------------------------

On April 5, 1996, the Company extended its a revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan is secured by all assets of the Company. Interest on the loan is at prime. The note contains restrictive covenants including provisions relating to profitability and net worth. As of March 31, 1996, the Company had no outstanding balance under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS.
- --------------------------

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

B. The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SPIRE CORPORATION

                         (Registrant)



                         By:   /s/ Roger G. Little                  14 May 1996
                               ----------------------------------   -----------
                               Roger G. Little                      Date
                               President, Chief Executive Officer
                               and Chairman of the Board



                         By:   /s/ Richard S. Gregorio              14 May 1996
                               ----------------------------------   -----------
                               Richard S. Gregorio                  Date
                               Vice President and Chief Financial
                               Officer, Treasurer, Clerk and
                               Principal Accounting Officer