Form 10QSB
period 1996-06-30
SPIRE CORP
filed 1996-08-13
CIK 731657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (fee required) For the quarterly period ended June 30, 1996
                                       or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 (no fee required) For the transition period from ____________________ to________________________________



Commission file number     0-12742


                               SPIRE CORPORATION
               Exact name of small business issuer in its charter


Massachusetts                                              04-2457335
State or other jurisdiction of           I.R.S. employer identification number
incorporation or organization



One Patriots Park, Bedford, Massachusetts                   01730-2396
Address of principal executive offices                       Zip code


Issuer's telephone number                                  617-275-6000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X         No _______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,020,025 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on July 31, 1996.

Transitional Small Business Disclosure Format (check one)
Yes________        No    X

                              SPIRE CORPORATION
                                  FORM 10-Q
                        SIX MONTHS ENDED JUNE 29, 1996

                                    INDEX



Item Number                                                            Page
- -----------                                                            ----

Part I -  Financial Information

          Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets at              3
                   December 31, 1995 and June 29, 1996.

                   Condensed Consolidated Statements of Operations       4
                   for the three months and six months ended July 1, 1995 and June 29, 1996.

                   Condensed Consolidated Statements of Cash Flows       5
                   for the six months ended July 1, 1995 and June 29, 1996.

                   Notes to Condensed Consolidated Financial            6-7
                   Statements.


          Item 2.  Management's Discussion and Analysis of              8-12
                   Financial Condition and Results of Operations.


PART II - OTHER INFORMATION


          Item 1.  Legal Proceedings                                     *

          Item 2.  Changes in Securities                                 *

          Item 3.  Defaults Upon Senior Securities                       *

          Item 4.  Submission of Masters to a Vote of Security           *
                   Holders

          Item 5.  Other Information                                     *

          Item 6.  Exhibits and Reports on Form 8-K                      13

                   Exhibit 11.1

                   Exhibit 27

Signatures                                                               14


* No information provided due to inapplicability of item.

                        SPIRE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                            June 30,             December 31,
                                                                                              1996                   1995
                                                                                           -----------           ------------
                                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $   326,574           $ 1,130,428
   Accounts receivable:
      Amounts billed                                                                         2,206,069             2,401,536
      Retainage                                                                                 78,553                97,350
      Unbilled costs                                                                           593,477               449,188
                                                                                           -----------           -----------
                                                                                             2,878,099             2,948,074

      Less allowance for doubtful accounts                                                      25,000                95,000
                                                                                           -----------           -----------
          Net accounts receivable                                                            2,853,099             2,853,074
                                                                                           -----------           -----------

   Inventories (Note 2)                                                                      1,307,278             1,126,734
   Prepaid expenses and other current assets                                                   500,002               369,483
                                                                                           -----------           -----------
          Total current assets                                                               4,986,953             5,479,719
                                                                                           -----------           -----------

Property and equipment                                                                      22,335,302            21,980,123
   Less accumulated depreciation and amortization                                           17,848,345            17,330,271
                                                                                           -----------           -----------
          Net property and equipment                                                         4,486,957             4,649,852
                                                                                           -----------           -----------

Computer software costs (less accumulated amortization,
   $803,314 in 1996 and $786,862 in 1995)                                                       98,821                36,719
Patents (less accumulated amortization,
   $459,580 in 1996 and $434,490 in 1995)                                                      506,591               518,087
Other assets                                                                                   244,927               260,053
                                                                                           -----------           -----------
                                                                                               850,339               814,859
                                                                                           -----------           -----------
                                                                                           $10,324,249           $10,944,430
                                                                                           ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of capital lease obligation                                             $     3,557           $    10,401
   Accounts payable                                                                          1,201,567             1,494,877
   Accrued liabilities                                                                         667,299               789,153
   Advances on contracts in progress                                                           785,918               755,756
                                                                                           -----------           -----------
      Total current liabilities                                                              2,658,341             3,050,187

Stockholders' equity:
   Common Stock, $.01 par value; shares authorized
      6,000,000; issued 3,567,185 shares in 1996 and
         3,560,360 shares in 1995                                                               35,672                35,604
   Additional paid-in capital                                                                8,491,066             8,468,903
   Retained earnings                                                                           331,045               564,424
                                                                                           -----------           -----------

   Treasury stock at cost, 544,660 shares in 1996
      and 537,160 in 1995                                                                    1,191,875             1,174,688
                                                                                           -----------           -----------
      Total stockholders' equity                                                             7,665,908             7,894,243
                                                                                           -----------           -----------
                                                                                           $10,324,249           $10,944,430
                                                                                           ===========           ===========




          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       Three Months Ended June 30,              Six Months Ended June 30,
                                                       ---------------------------              -------------------------
                                                          1996              1995                  1996              1995
                                                       ----------        ----------            ----------        ----------
Net sales and revenues:
  Contract research and service revenues               $2,956,093        $3,355,067            $5,558,002        $6,813,682
  Sales of manufacturing equipment                      1,532,960         1,303,563             2,768,950         2,428,170
                                                       ----------        ----------            ----------        ----------
       Total sales and revenues                         4,489,053         4,658,630             8,326,952         9,241,852
                                                       ----------        ----------            ----------        ----------

Costs and expenses:
  Cost of contract research and services                2,019,458         2,413,844             3,949,424         4,875,038
  Cost of manufacturing equipment                       1,321,956         1,150,212             2,397,927         2,144,979
  Selling, general and administrative expenses          1,124,990         1,071,871             2,228,900         2,178,693
                                                       ----------        ----------            ----------        ----------
                                                        4,466,404         4,635,927             8,576,251         9,198,710
                                                       ----------        ----------            ----------        ----------
Earnings (loss) from operations                            22,649            22,703              (249,299)           43,142

Interest income (expense), net                             10,413           (20,540)               15,920           (38,174)
                                                       ----------        ----------            ----------        ----------

Earnings (loss) before income taxes                        33,062             2,163              (233,379)            4,968
Income tax expense (benefit)                                    0                 0                     0                 0
                                                       ----------        ----------            ----------        ----------
Net earnings (loss)                                    $   33,062        $    2,163            $ (233,379)       $    4,968
                                                       ==========        ==========            ==========        ==========
Earnings (loss) per share of Common Stock              $     0.01        $     0.00            $    (0.08)       $     0.00
                                                       ==========        ==========            ==========        ==========

Weighted average number of common and
  common equivalent shares outstanding                  3,037,817         3,065,722             3,032,595         3,068,394



     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                              Six Months Ended June 30,
                                                                                          ----------------------------------
                                                                                              1996                  1995
                                                                                          -----------           ------------
Cash flows from operating activities:
   Net earnings (loss)                                                                    $  (233,379)          $      4,968
   Adjustments to reconcile net earnings to
      net cash provided by operating activities:
          Depreciation and amortization                                                       569,906                672,823
          Changes in assets and liabilities:
             Accounts receivable                                                                  (25)               924,514
             Inventories                                                                     (180,544)                91,773
             Prepaid expense and other current assets                                        (130,519)               120,954
          Accounts payable and accrued liabilities                                           (415,164)              (841,256)
          Advances on contracts in progress                                                    30,162                 45,377
                                                                                          -----------           ------------
                 Net cash (used for) provided by operating activities                        (359,563)             1,019,153
                                                                                          -----------           ------------

Cash flows from investing activities:
   Additions to property and equipment                                                       (355,180)              (177,140)
   Increase in patent costs                                                                   (13,594)               (61,590)
   Other assets                                                                               (73,717)                59,848
                                                                                          -----------           ------------
                 Net cash used for investing activities                                      (442,491)              (178,882)
                                                                                          -----------           ------------

Cash flows from financing activities:
   Net payments on short-term debt                                                                 --               (750,000)
   Payments on long-term borrowing                                                             (6,844)               (34,121)
   Exercise of stock options                                                                   22,231                     --
   Repurchase of common stock                                                                 (17,187)                    --
                                                                                          -----------           ------------
                 Net cash used for financing activities                                        (1,800)              (784,121)
                                                                                          -----------           ------------

Net increase (decrease) in cash and cash equivalents                                         (803,854)                56,150

Cash and cash equivalents, beginning of period                                              1,130,428                166,567
                                                                                          -----------           ------------
Cash and cash equivalents, end of period                                                  $   326,574           $    222,717
                                                                                          ===========           ============

Supplemental disclosures of cash flow information:
      Cash paid during the quarter for:
          Interest expense                                                                $         0           $     38,174
                                                                                          ===========           ============
          Income taxes                                                                    $         0           $          0
                                                                                          ===========           ============


          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                For the Six Months Ended June 30, 1996 and 1995



(1)   Interim Financial Statements

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995.

      The financial statements, with the exception of the December 31, 1995 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)   Inventories

      Inventories consist of the following:                                    June 30,                  December 31,
                                                                                 1996                        1995
                                                                              ----------                 ------------
                                                                             (Unaudited)
                  Raw materials                                               $  487,771                   $  487,255
                  Work in process                                                819,507                      639,479
                                                                              ----------                   ----------
                                                                              $1,307,278                   $1,126,734
                                                                              ==========                   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

Net sales and revenues for the quarter ended June 30, 1996 decreased 4% to $4,489,000 compared to $4,659,000 for the quarter ended June 30, 1995. For the quarter ended June 30, 1996, the Company had net earnings of $33,000 compared to net earnings of $2,000 for the quarter ended June 30, 1995. Retained earnings were $331,000 as of June 30, 1996 compared to $564,000 as of December 31, 1995. Working capital as of June 30, 1996 was $2,329,000 compared to $2,430,000 as of December 31, 1995.

                                                   June 30,                             June 30,                          %
Revenues for the three months ended:                1996                                  1995                          Change
                                                  ----------                            ----------                      ------
Contract research and service revenues            $2,956,000                            $3,355,000                       (12%)
Manufacturing equipment sales                      1,533,000                             1,304,000                        18%
                                                  ----------                           -----------
Net sales and revenues                            $4,489,000                            $4,659,000                        (4%)
                                                  ==========                           ===========


                                                   June 30,                             June 30,                          %
Revenues for the six months ended:                  1996                                  1995                          Change
                                                  ----------                           -----------                      ------

Contract research and service revenues            $5,558,000                            $6,814,000                       (18%)
Manufacturing equipment sales                      2,769,000                             2,428,000                        14%
                                                 -----------                           -----------
Net sales and revenues                            $8,327,000                            $9,242,000                       (10%)
                                                  ==========                            ==========


Net sales and revenues for contract research and services for the quarter ended June 30, 1996 declined 12% to $2,956,000 compared to $3,355,000 in 1995. The
Company has elected to rely less on government research contracts. Manufacturing equipment sales increased 18% to $1,533,000 compared to $1,304,000 in the same period of 1995, due to increased market demand.

                                                   June 30,              % of            June 30,           % of          %
Cost of Sales for the three months ended:           1996               Revenues            1995           Revenues      Change
                                                   ---------           --------         ----------        --------      ------
Contract research and service
   cost of sales                                   $2,019,000            68%            $2,413,000           72%          (4%)
Manufacturing equipment
   cost of sales                                    1,322,000            86%             1,150,000           88%          (2%)
                                                  -----------                           ----------
Total cost of sales                                $3,341,000            74%            $3,563,000           76%          (2%)
                                                   ==========                           ==========


                                                    June 30,            % of            June 30,           % of          %
Cost of Sales for the six months ended:               1996            Revenues            1995           Revenues      Change
                                                   ----------         --------          ---------        --------      ------
Contract research and service
   cost of sales                                   $3,949,000            71%            $4,875,000           72%          (1%)
Manufacturing equipment
   cost of sales                                    2,398,000            87%             2,145,000           88%          (1%)
                                                   ----------                           ----------
Total cost of sales                                $6,347,000            76%            $7,020,000           76%           0%
                                                   ==========                           ==========


The cost of contract research and service revenues declined to 71% for the six months ended June 30, 1996 compared to 72% for the six months ended June 30, 1995. Cost of manufacturing equipment decreased to 87% for the six months ended June 30, 1996 compared to 88% for the six months ended June 30, 1995. The decrease in cost of sales is due to a decrease in overhead expenses.

Selling, general and administrative expenses for the six months ended June 30, 1996 were 27% of sales compared to 24% of sales for the six months ended June 30, 1995. Selling, general and administration expenses increased as a percentage of sales due to the lower volume. Depreciation and amortization expenses for the six months ended June 30, 1996 decreased 15% to $570,000 compared to $673,000 in 1995. Expenditures for capital equipment were $355,000 for the six months ended June 30, 1996 compared to $177,000 for the six months ended June 30, 1995. The Company incurred interest income of $8,000 in the first six months of 1996 compared to an interest expense of $38,000 in the same period of 1995.

Liquidity and Capital Resources

On April 5, 1996, the Company extended its a revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan is secured by all assets of the Company. Interest on the loan is at prime. The note contains restrictive covenants including provisions relating to profitability and net worth. As of June 30, 1996, the Company had no outstanding balance under this revolving credit line.

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

B. The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                SPIRE CORPORATION
                (Registrant)


                By:   /s/   Roger G. Little                       13 August 1996
                    ---------------------------------------       --------------
                      Roger G. Little                             Date
                      President, Chief Executive Officer
                      and Chairman of the Board


                By:    /s/   Richard S. Gregorio                  13 August 1996
                    ---------------------------------------       --------------
                       Richard S. Gregorio                        Date
                       Vice President and Chief Financial
                       Officer, Treasurer, Clerk and
                       Principal Accounting Officer