Form 10QSB/A
period 1996-06-30
SPIRE CORP
filed 1996-08-20
CIK 731657

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A



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

                               SPIRE CORPORATION
                                     INDEX




                                                                                                        Page Number
                                                                                                        -----------
PART I - FINANCIAL INFORMATION
- ------------------------------
      Consolidated Balance Sheets                                                                              3
      June 30, 1996 and December 31, 1995

      Consolidated Statements of Operations                                                                    4
      For the Three Months Ended June 30, 1996 and 1995 and
      For the Six Months Ended June 30, 1996 and 1995

      Consolidated Statements of Cash Flows                                                                    5
      For the Six Months Ended June 30, 1996 and 1995

      Notes to Consolidated Financial Statements                                                               6

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