Form 10QSB
period 1996-09-30
SPIRE CORP
filed 1996-11-13
CIK 731657

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (fee required) For the quarterly period ended September 30, 1996
                                                              ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (no fee required) For the transition period
    from         to
         -------    -------

Commission file number                                          0-12742
                      ---------------------------------------------------------

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
               Exact name of small business issuer in its charter


Massachusetts                                                  04-2457335
--------------------------------------------------------------------------------
State or other jurisdiction of                              I.R.S. employer
incorporation or organization                             identification number


One Patriots Park, Bedford, Massachusetts                       01730-2396
--------------------------------------------------------------------------------
Address of principal executive offices                          Zip code

Issuer's telephone number                                  617-275-6000
                         ------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X  No
                                       ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,020,025 shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on October 31, 1996.

Transitional Small Business Disclosure Format (check one)   Yes      No X
                                                                ---    ---

                                SPIRE CORPORATION
                                      INDEX

PART I - FINANCIAL INFORMATION                                    Page Number
------------------------------                                    -----------

       Condensed Consolidated Balance Sheets                            3
       September 30, 1996 and December 31, 1995

       Condensed Consolidated Statements of Operations                  4
       For the Three Months Ended September 30, 1996 and 1995 and
       For the Nine Months Ended September 30, 1996 and 1995

       Condensed Consolidated Statements of Cash Flows                  5
       For the Nine Months Ended September 30, 1996 and 1995

       Notes to Condensed Consolidated Financial Statements             6

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

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                             September 30,   December 31,
                                                                  1996            1995
                                                              -----------     -----------
Current assets:
---------------
  Cash and cash equivalents                                   $   241,872     $ 1,130,428
  Accounts receivable:
     Amounts billed                                             2,023,745       2,401,536
     Retainage                                                     78,553          97,350
     Unbilled costs                                               626,757         449,188
                                                              -----------     -----------
                                                                2,729,055       2,948,074

     Less allowance for doubtful accounts                          50,000          95,000
                                                              -----------     -----------
         Net accounts receivable                                2,679,055       2,853,074
                                                              -----------     -----------

  Inventories (Note 2)                                            945,046       1,126,734
  Prepaid expenses and other current assets                       659,577         369,483
                                                              -----------     -----------
         Total current assets                                   4,525,550       5,479,719
                                                              -----------     -----------

Property and equipment                                         22,527,152      21,980,123
  Less accumulated depreciation and amortization               18,074,225      17,330,271
                                                              -----------     -----------
         Net property and equipment                             4,452,927       4,649,852
                                                              -----------     -----------

Computer software costs (less accumulated amortization,
  $812,222 in 1996 and $786,862 in 1995)                          174,998          36,719
Patents (less accumulated amortization,
  $413,713 in 1996 and $376,076 in 1995)                          492,425         518,087
Other assets                                                      267,166         260,053
                                                              -----------     -----------
                                                                  934,589         814,859
                                                              -----------     -----------
                                                              $ 9,913,066     $10,944,430
                                                              ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
--------------------
  Current portion of capital lease obligation                 $     2,782     $    10,401
  Accounts payable                                              1,431,919       1,494,877
  Accrued liabilities                                             523,708         789,153
  Advances on contracts in progress                               774,465         755,756
                                                              -----------     -----------
     Total current liabilities                                  2,732,874       3,050,187

Stockholders' equity:
---------------------
  Common Stock, $.01 par value; shares authorized
    6,000,000; issued 3,567,185 shares in 1996 and
    3,560,360 shares in 1995                                       35,670          35,604
  Additional paid-in capital                                    8,491,068       8,468,903
  Retained earnings                                              (147,483)        564,424
                                                              -----------     -----------
  Treasury stock at cost, 544,660 shares in 1996
    and 537,160 shares in 1995                                  1,199,063       1,174,688
                                                              -----------     -----------
         Total stockholders' equity                             7,180,192       7,894,243
                                                              -----------     -----------
                                                              $ 9,913,066     $10,944,430
                                                              ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended September 30,  Nine Months Ended September 30,
                                               --------------------------------  -------------------------------
                                                      1996           1995             1996            1995
                                                   ----------   ----------          -----------   -----------
Net sales and revenues:
-----------------------
   Contract research and service revenues          $2,826,892   $3,260,683          $ 8,384,894   $10,074,365
   Sales of manufacturing equipment                 1,385,633    1,014,441            4,154,583     3,442,611
                                                   ----------   ----------          -----------   -----------
       Total sales and revenues                     4,212,525    4,275,124           12,539,477    13,516,976
                                                   ----------   ----------          -----------   -----------

Costs and expenses:
-------------------
   Cost of contract research and services           1,955,318    2,247,203            5,902,490     7,121,052
   Cost of manufacturing equipment                  1,576,976      847,147            3,977,156     2,993,315
   Selling, general and administrative expenses     1,148,582    1,079,650            3,377,481     3,258,343
                                                   ----------   ----------          -----------   -----------
       Total costs and expenses                     4,680,876    4,174,000           13,257,127    13,372,710
                                                   ----------   ----------          -----------   -----------

Earnings (loss) from operations                      (468,351)     101,124             (717,650)      144,266
-------------------------------

Interest income (expense), net                         (3,406)       7,468               12,514       (30,706)
                                                   ----------   ----------          -----------   -----------

Earnings (loss) before income taxes                  (471,757)     108,592             (705,136)      113,560
Income tax expense (benefit)                           (6,773)      47,700               (6,773)       47,700
                                                   ----------   ----------          -----------   -----------

Net earnings (loss)                                $ (478,530)  $   60,892          $  (711,909)  $    65,860
-------------------                                ==========   ==========          ===========   ===========

Earnings (loss) per share of common stock          $    (0.16)  $     0.02          $     (0.24)  $      0.02
-----------------------------------------          ==========   ==========          ===========   ===========

Weighted average number of common and
   common equivalent shares outstanding             3,029,868    3,067,462            3,031,260      3,068,043


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    1996            1995
                                                                 ----------     -----------
Cash flows from operating activities:
  Net earnings (loss)                                            $ (711,909)    $    65,860
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Depreciation and amortization                                 824,457         986,179
      Changes in assets and liabilities:
        Accounts receivable                                         174,021         861,334
        Inventories                                                 181,688         207,501
        Prepaid expense and other current assets                   (290,095)         39,511
        Accounts payable and accrued liabilities                   (328,402)     (1,128,433)
        Federal and state taxes payable                                   0          47,700
        Advances on contracts in progress                            18,710         525,855
                                                                 ----------     -----------
          Net cash provided by (used in) operating activities      (131,530)      1,605,507
                                                                 ----------     -----------

Cash flows from investing activities:
  Additions to property and equipment                              (547,029)       (286,583)
  Increase in patent costs                                          (11,975)        (80,223)
  Other assets                                                     (188,259)         60,442
                                                                 ----------     -----------
    Net cash used in investing activities                          (747,263)       (306,364)
                                                                 ----------     -----------

Cash flows from financing activities:
  Net payments on short-term debt                                         0        (750,000)
  Payments on long-term borrowing                                    (7,619)        (43,555)
  Exercise of stock options                                          22,231               0
  Repurchase of common stock                                        (24,375)        (53,125)
                                                                 ----------     -----------
     Net cash used in financing activities                           (9,763)       (846,680)
                                                                 ----------     -----------

Net increase (decrease) in cash and cash equivalents               (888,556)        452,463

Cash and cash equivalents, beginning of period                    1,130,428         166,567
                                                                 ----------     -----------
Cash and cash equivalents, end of period                         $  241,872     $   619,030
                                                                 ==========     ===========

Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
          Interest expense                                       $     2,790     $    43,731
                                                                 ===========     ===========
          Income taxes                                           $     6,773     $         0
                                                                 ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Interim Financial Statements
     ----------------------------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1996 and December 31, 1995 and the results of operations and changes in cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 1995.

     The financial statements, with the exception of the December 31, 1995 balance sheet, are unaudited and have not been examined by independent public accountants.

(2)  Inventories
     -----------

     Inventories consist of the following:
                                               September 30,     December 31,
                                                   1996              1995
                                                 --------         ----------

                   Raw materials                 $698,002        $   487,255
                   Work in process                247,044            639,479
                                                 --------         ----------
                                                 $945,046         $1,126,734
                                                 ========         ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
-------------

Results of Operations
---------------------

Net sales and revenues for the quarter ended September 30, 1996 decreased 1% to $4,213,000 compared to $4,275,000 for the quarter ended September 30, 1995. For the quarter ended September 30, 1996, the Company had net losses of $479,000 compared to net earnings of $61,000 for the quarter ended September 30, 1995.
The accumulated deficit was $147,000 as of September 30, 1996 compared to retained earnings of $564,000 as of December 31, 1995. Working capital as of September 30, 1996 was $1,793,000 compared to $2,430,000 as of December 31,
1995.

                                              September 30,      September 30,        %
Revenues for the three months ended:              1996               1995           Change
-----------------------------------           -------------      -------------      ------

Contract research and service revenues         $2,827,000          $3,261,000        (13%)
Manufacturing equipment sales                   1,386,000           1,014,000         37%
                                              -----------         -----------
Net sales and revenues                         $4,213,000          $4,275,000         (1%)
                                               ==========          ==========


                                              September 30,         September 30,     %
Revenues for the nine months ended:             1996                   1995         Change
----------------------------------            -------------         -------------   ------

Contract research and service revenues         $  8,385,000        $10,074,000      (17%)
Manufacturing equipment sales                     4,155,000          3,443,000       21%
                                                -----------        -----------
Net sales and revenues                          $12,540,000        $13,517,000       (7%)
                                                ===========        ===========


Net sales and revenues for contract research and services for the quarter ended
September 30, 1996 declined 13% to $2,827,000 compared to $3,261,000 in 1995.
The decline in contract revenue is a result of the Company focusing on specific technologies that meet the long-term strategic goals of the Company. The Company is still experiencing pricing pressure from competition in the orthopeadic processing business. Manufacturing equipment sales increased 37% to $1,386,000 compared to $1,014,000 in the same period of 1995, due to increased market demand for photovoltaics equipment.

                                           September 30,      % of     September 30,       % of          %
Cost of sales for the three months ended:      1996          Revenues      1995           Revenues     Change
----------------------------------------   ------------      --------  -------------      --------     ------

Contract research and service
   cost of sales                             $1,955,000        69%      $  2,247,000        69%          0%
Manufacturing equipment
   cost of sales                              1,577,000       114%           847,000        84%         30%
                                             ----------                 ------------
Total cost of sales                          $3,532,000        84%      $  3,094,000        72%         12%
                                             ==========                 ============


                                           September 30,      % of     September 30,       % of          %
Cost of sales for the nine months ended:       1996          Revenues     1995            Revenues     Change
---------------------------------------    ------------      --------  -------------      --------     ------

Contract research and service
   cost of sales                             $5,841,000        70%     $   7,116,000        71%         (1%)
Manufacturing equipment
   cost of sales                             3,977 ,000        96%         2,993,000        87%         12%
                                             ----------                 ------------
Total cost of sales                          $9,818,000        78%       $10,109,000        75%          4%
                                             ==========                  ===========


The cost of contract research and service revenues decreased to 70% for the nine months ended September 30, 1996 compared to 71% for the nine months ended September 30, 1995. Cost of manufacturing equipment increased to 96% for the nine months ended September 30, 1996 compared to 87% for the nine months ended September 30, 1995. The increase in cost of sales of manufacturing equipment is due to costs associated with the manufacture and shipment of new products within the Company's photovoltaics line.

Selling, general and administrative expenses for the nine months ended September 30, 1996 were 27% of sales compared to 24% of sales for the nine months ended September 30, 1995. Selling, general and administrative expenses increased as a percentage of sales due to the lower sales volume. Depreciation and amortization expenses for the nine months ended September 30, 1996 decreased 20% to $825,000 compared to $986,000 in 1995. Expenditures for capital equipment were $547,000 for the nine months ended September 30, 1996 compared to $287,000 for the nine months ended September 30, 1995. The Company incurred interest income of $3,000 in the first nine months of 1996 compared to an interest expense of $43,000 in the same period of 1995.

Liquidity and Capital Resources
-------------------------------

On April 5, 1996, the Company extended its revolving credit facility with a bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The loan is secured by all assets of the Company. Interest on the loan is at prime. The note contains restrictive covenants including provisions relating to profitability and net worth. As of September 30, 1996, the Company was in default of these covenants but has subsequently received a waiver. As of September 30, 1996, the Company had no outstanding balance under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.

PART II - OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

In May, 1985, Electronic Space Systems Corporation ("ESSCO") filed suit against the Company in the Commonwealth of Massachusetts, Middlesex County, Civil Action No. 85-3126. ESSCO sought to recover for, inter alia, alleged breach of contract, breach of implied covenant of good faith and fair dealing, breach of fiduciary duty and for alleged unfair or deceptive acts or practices in violation of Massachusetts General Laws Chapter 93A ("M.G.L. Ch. 93A") in connection with ESSCO's allegation that the Company wrongfully repudiated certain contractual obligations and a partnership agreement for the marketing of photovoltaic products in the People's Republic of China and certain other markets. The Company filed an answer denying liability to ESSCO and also filed counterclaims against ESSCO alleging, inter alia, ESSCO's breach of contract, misrepresentation, breach of fiduciary duty, tortuous interference with the Company's contracts, interference with the Company's advantageous business relationships and unfair or deceptive practices in violation of M.G.L. Ch. 93A and seeking a declamatory judgment that certain agreements between the Company and ESSCO relating to the marketing of photovoltaic products are void. The trial to determine the liability of the parties commenced on March 11, 1992, and on March 27, 1992, the jury returned a verdict that, INTER ALIA, each party had breached various obligations to the other. Various post-trial motions by both parties were rejected in all material respects by the Court.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

A.   Exhibits - No exhibits have been included.

B. The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       SPIRE CORPORATION
                       (Registrant)

                      By: /s/ Roger G. Little                   13 November 1996
                          ----------------------------------   -----------------
                          Roger G. Little                      Date
                          President, Chief Executive Officer
                          and Chairman of the Board

                      By: /s/ Richard S. Gregorio               13 November 1996
                          -----------------------------------  -----------------
                          Richard S. Gregorio                  Date
                          Vice President and Chief Financial
                          Officer, Treasurer, Clerk and
                          Principal Accounting Officer