Form 10KSB
period 1996-12-31
SPIRE CORP
filed 1997-03-31
CIK 731657

                                      1996
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1996.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [No Fee Required] For the transition period from         to
                                                         ---------  ------------

Commission file number:  0-12742
                                SPIRE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


Massachusetts                                                     04-2457335
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization                                Identification No.)



One Patriots Park, Bedford, Massachusetts 01730-2396                617-275-6000
--------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)  (Issuer's Telephone Number,
                                                         Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
            Title of Each Class
            -------------------
              Not applicable

                                      Name of Each Exchange on Which  Registered
                                      ------------------------------------------
                                                     Not applicable



Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $.01 par value, Nasdaq
 ------------------------------------


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                   Yes   X   No
                                                                       ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $17,388,000.

Based on the closing average price for the registrant's voting stock on February 28, 1997, the aggregate market value of such voting stock held by non-affiliates of the registrant was $3,205,500 on February 28, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,020,700 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on February 28, 1997.

Transitional Small Business Disclosure Format (Check One):  Yes     No X
                                                                ----   ----
DOCUMENTS INCORPORATED  BY REFERENCE
Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 1997 Annual Meeting to be held on May 22, 1997 are incorporated by reference into Part III of this Report.

                                     PART I
                                     ------
ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

Business Development
--------------------

Spire Corporation ("Company"), a Massachusetts corporation incorporated in 1969, is organized into three business areas all of which have developed out of the Company's expertise in thin film technologies: Photovoltaics, Optoelectronics and Biomaterials. The Company's revenues over the past three years have been between $17 and $18 million, but the sources of those revenues have varied among the Company's three primary business areas.

Business of Issuer
------------------

The Company: (i) designs, manufactures, and markets (a) equipment that produces photovoltaic modules which are marketed to industrial companies, start-up companies, and governments throughout the world; and (b) complex electronic and optoelectronic materials and devices such as gallium arsenide epitaxial structures and laser diodes which are generally sold to the electronics and related industries; (ii) provides processing services, primarily to the biomaterials market but also to the defense/aerospace and electronics industries; and (iii) performs research and development activities, generally for agencies of the United States government but also for commercial businesses.

Each of the Company's business areas has its own competitive conditions, marketing strategies, and distribution methods.

Photovoltaics
--------------

Photovoltaics uses semiconductor materials to convert the sun's energy directly into electricity. The Company has supplied photovoltaic manufacturing equipment and process technology to the photovoltaics industry worldwide for over 15 years. The Company sells individual pieces of equipment, such as cell and module testers, cell soldering stations, and laminators, as well as turnkey production lines complete with comprehensive training and technology transfer. The Company markets the equipment throughout the world and has been the world's largest supplier of photovoltaic module manufacturing equipment, having sold to more than 126 customers in 37 countries.

The Company offers module production lines which assemble individual solar cells into strings; array the strings; laminate them into high quality modules using high transmission glass and polymer; and test the performance of the assembled modules. The Company offers a broad range of manufacturing options depending on customer needs. Such options include more labor intensive manufacturing processes to fully automated manufactured processes.

The Company continues to rely on in-house sales staff and a network of in-country sales agents, generally who work on a commission basis, to reach its market worldwide. In addition the Company has established a European office and has contracted with an organization to act as its representative and liaison for the Company to its customers. During 1996, the Company sold equipment to customers in the following countries: Japan, India, United States, Saudi Arabia, Germany, Philippines, Macao, Spain, Syria, Brazil and Portugal.

The Company recognizes that the nature of its market, often involving government agencies as buyers or financiers in developing countries where there are barriers to conducting business, such as limited availability of hard currency, United States government trade restrictions, and other problems, creates certain difficulties for the Company including long procurement cycles, exposure to currency fluctuations, and competition from government or indigenous competitors. The Company addresses these issues by working with indigenous commissioned sales representatives, maintaining technology leadership, quoting prices and accepting payment only in United States dollars and generally against irrevocable letters of credit.

Optoelectronics
---------------

Metalorganic chemical vapor deposition (MOCVD) is a process used in semiconductor fabrication in which thin films are deposited from gaseous sources to host materials. The Company utilizes MOCVD technology in its Optoelectronics area to produce optoelectronic wafers and devices for commercial, defense, and other government applications. The Company pursues specific commercial product initiatives based upon its research activities and has organized its personnel and resources into specific commercial initiatives: MOCVD Technologies; Advanced Silicon; Display Technology; Electronic Ceramics; III-V Photovoltaics; Lasers; and Radiation Detectors.

The Company performs on a number of research and development contracts. During 1996 the Company continued to receive funding to further develop its technologies. Sources of such funding included the NASA Goddard Space Flight Center, the NASA Ames Research Center and the NASA George C. Marshall Space Flight Center.

The Company competes in these areas primarily on the basis of technological innovation and the availability of its extensive array of sophisticated capital equipment (primarily MOCVD) to apply these technologies to fabricate products and perform services. The Company competes against numerous companies for research contracts, and many of these competitors have greater financial and other resources than the Company.

Biomaterials
------------

The Company continues to address the needs of the medical community by improving existing medical products through its ion beam technologies. The two primary technologies employed are ion implantation and ion beam assisted deposition
(IBAD). The ion implantation process generally addresses the needs of the orthopaedic device industry. During this process, orthopaedic devices are bombarded by high energy beams or electrically charged ions. The ions are imbedded within the orthopaedic device through a proprietary process which enhances the device's capability of resisting wear. The IBAD process utilizes a proprietary piece of equipment that the Company has developed which utilizes ion beam technologies to deposit thin microscopic coatings onto medical devices. Both of these processes are used on a wide variety of existing medical devices and components in order to modify functional surface properties such as friction, wear, surface energy, wettability, antimicrobial coatings, etc.

The Company continues its approach of entering into a variety of device-specific strategic marketing agreements with market leaders in various device markets. These agreements seek to provide incentives to those companies to accelerate the introduction of products and to increase capacity. Typically the agreements call for exclusive arrangements in return for a fee, and a price schedule based on production volume. The introduction of certain new customer products depends on their successful passage through various stages of review by the Food and Drug Administration (FDA). The Company can make no assurances on the outcome of such reviews. The Company continues to refine its interaction with customers in the regulatory approval process in an effort to streamline their application process to minimize unexpected delays. The Company markets its services primarily through sales representatives in geographic areas having a particularly high density of potential customers.
                               GENERAL INFORMATION
                               -------------------

                                   COMPETITION
                                   -----------

The Company sells all of its products in competitive markets. Entities now operating in related markets may enter the Company's markets. Some of the competitors and potential competitors have access to financial and technical resources greater than those of the Company. Competitive factors for the Company in its various markets include the amount and pace of technological innovation, capital equipment resources, product quality, timely delivery, service, and price. Specific information about competitive conditions may be found in the detailed discussion of each business area above.

                              MARKETING AND EXPORTS
                              ---------------------

The Company markets many of its products and services through a network of commissioned sales representatives and distributors as well as its internal staff. The Company had 22 foreign and domestic sales representatives and distributors as of December 31, 1996. The Company recognizes that such representation is particularly important in facilitating access into certain foreign countries. The Company also has licensed some of its technology and technical information to several foreign firms so that they might competitively service local markets. Such agreements have resulted in the sales of some equipment and spare parts along with technical support.

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

                       RESEARCH AND DEVELOPMENT CONTRACTS
                       ----------------------------------

The Company's policy is to support as much of its research and development as possible through government contract funding. The Company's internally funded research and development expenditures in 1996 and 1995 were $84,000 and $59,000, respectively. Revenues from materials research, process development, and equipment engineering contracts were $6,706,000 and $8,232,000, respectively, in such years.

Sales to the United States Government under direct contracts and subcontracts accounted for 39% of the Company's sales for 1996 and 48% in 1995. As of December 31, 1996, the Company was performing 48 contracts for the government. All contracts with United States Government agencies have been audited and settled through December 1994. The Defense Contract Audit Agency ("DCAA") has raised certain issues for audit periods subsequent to December 31, 1994, which if successful, will significantly decrease the Company's indirect rates which may be applied to government contracts for periods subsequent to 1994. However, in the opinion of management, these issues will be resolved in the favor of the Company. To date, the Company has not incurred significant losses as a result of government audits.

The Company's contracts with the Government generally grant to the Company a right to obtain ownership rights in any technology developed pursuant to such contracts and grant to the Government a non-exclusive license to utilize the technology for its benefit. The Company's rights to technology developed during contracts with private companies vary, depending upon negotiated terms.

                                     PATENTS
                                     -------

The Company has 43 patents, of which 3 are jointly owned, and 9 patents pending in the United States which cover elements of its manufacturing equipment as well as various materials and processes. The Company actively protects its intellectual property and technological advances by seeking patents as appropriate, enforcing existing patents as necessary, and carefully protecting its non-patentable proprietary information and processes. The Company has applied for four patents in various foreign countries, but has not yet received any foreign patents.

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

                                    EMPLOYEES
                                    ---------

As of December 31, 1996, the Company employed 137 people, of whom 127 were full time. The Company has experienced no work stoppage and considers its relationship with its employees to be excellent.

                                    MATERIALS
                                    ---------

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

                            ENVIRONMENTAL COMPLIANCE
                            ------------------------

The Company makes it a high priority to comply in all material respects with all safety and environmental regulations applicable to it. The Company employs a full-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance is not material to the Company.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company leases 74,000 square feet in a building located at One Patriots Park, Bedford, Massachusetts. All of the Company's office and production facilities are located in the building. All of the space is subleased from Millipore Corporation. Millipore rents the building from a trust of which Roger
G. Little, Chairman, Chief Executive Officer, and President of the Company, is sole trustee and principal beneficiary. See "Item 12. Certain Relationships and Related Transactions." The sublease originally was for a period of ten years, for which the Company exercised its option to extend for an additional five-year period expiring on November 30, 2000 and has an option for an additional five-year extension period. The Company believes that suitable facilities for future use will be available to it on commercially competitive terms.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1996.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the NASD National Market System under the symbol "SPIR." The following chart sets forth the high and low closing bid price for the Common Stock during the indicated periods:

                   Period                           High                 Low
                   ------                           ----                 ---
      January 1 - March 31, 1996                   $2 1/2               $2
      April 1 - June 30, 1996                       8                    2 1/2
      July 1 - September 30, 1996                   3 3/4                2 1/2
      October 1 - December 31, 1996                 3 1/4                2 1/4

      January 1 - March 31, 1995                   $2 5/8               $2 1/8
      April 1 - June 30, 1995                       2 5/8                2
      July 1 - September 30, 1995                   3 1/4                2
      October 1 - December 31, 1995                 3 1/4                2

The foregoing quotations represent prices between dealers and do not include retail markup, markdown or commission and may not necessarily represent actual transactions. The actual closing bid price for the stock on February 28, 1997 was $2.75. As of February 28, 1997, there were 245 stockholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------
Certain matters discussed in this document may be forward-looking statements subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed or referred to below:

(a) Dependence on government agencies and other third parties for funding contract research and service.

(b)  Competition. See Item 1. Business - "Competition".

(c) Dependence on the trends of the medical industry which has faced pricing pressures and consolidations.

(d)  Management's reliance on the adequacy of certain accounting reserves.

(e) Dependence on key personnel. The success of the company is dependent on the efforts and abilities of certain key management and technical personnel. There is intense competition for a limited number of qualified employees among companies in the Company's markets. The loss of certain of the Company's employees or an inability to attract and motivate highly skilled employees could adversely affect its business.

(f)  Protection of proprietary technology. See Item 1. Business - "Patents".


FINANCIAL OVERVIEW
------------------

Net sales and revenues decreased in 1996 to $17,388,000 compared to $17,452,000 in 1995. The Company reported a loss for the year of $599,000 compared to a profit of $1,000 in 1995. As a result, at December 31, 1996, the Company's accumulated deficit was $35,000 compared to retained earnings of $564,000 as of December 31, 1995. Working capital as of December 31, 1996 was $2,020,000, compared to $2,430,000 as of December 31, 1995.

RESULTS OF OPERATIONS
---------------------

1996 vs. 1995
-------------

Revenues:                              1996           1995             % Change
--------------------------------------------------------------------------------
Contract research and
  service sales                    $11,447,000     $12,884,000             (11%)
Manufacturing equipment
  sales                              5,941,000       4,568,000              30%
                                   -----------     -----------
Net sales and revenues             $17,388,000     $17,452,000     less than 1%
                                   ===========     ===========

Contract research and service revenues decreased 11% in 1996 to $11,447,000 compared to $12,884,000 in 1995 due to decreased government contract revenues.
The Company continues to rely less on government contracts and to focus more on commercial activities. Manufacturing equipment sales increased 30% to $5,941,000 compared to $4,568,000 in 1995, worldwide the photovoltaic industry is expanding which resulted in an increase in demand for the Company's equipment.

Cost of Sales:                           1996      % Revenues       1995    % Revenues  % Change
-------------------------------------------------------------------------------------------------
Contract research and
  service cost of sales               $ 8,938,000      78%      $ 9,187,000     71%        7 %
Manufacturing equipment
  cost of sales                         4,312,000      73%        3,838,000     84%       (11%)
                                      -----------               -----------
Total cost of sales                   $13,250,000      76%      $13,025,000     74%         2%
                                      ===========               ===========

The cost of contract research and service revenues increased to 78% of related sales for the year ended December 31, 1996 compared to 71% for the same period in 1995. The increase was due to a decrease in sales volume. Cost of manufacturing equipment was 73% of related sales in 1996 compared to 84% of related sales in 1995. The decrease is due to increased sales.

Selling, general and administrative expenses were 27% of net sales and revenues for 1996 as compared to 25% for 1995. The increase in selling, general and administrative expenses as a percentage of sales is attributable to increased sales activities.

Depreciation and amortization expenses decreased 4% in 1996 to $1,240,000 from $1,293,000 in 1995. The decrease was due to a reduction in expenditures for capital equipment during prior years and items becoming fully depreciated. Expenditures for capital equipment increased 94%, totaling $758,000 in 1996 compared to $390,000 in 1995. During 1996 the Company made a major investment in its MIS systems. The Company earned $17,000 interest income in 1996 compared to $18,000 in 1995.

The Company incurred interest cost for 1996 in the amount of $11,000 and $43,000 in 1995, of which $2,000 was capitalized in 1996 and $1,000 in 1995. The decline in interest expense was due to the Company's liquidation of all debt.


1995 vs. 1994
-------------

                                       1995                     1994           % Change
----------------------------------------------------------------------------------------
Contract research and
  service sales                     $12,884,000             $14,537,000          (11%)
Manufacturing equipment
  sales                               4,568,000               3,863,000           18%
                                    -----------             -----------
Net sales and revenues              $17,452,000             $18,400,000           (5%)
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

Cost of  Sales:                1995       % Revenues        1994        %Revenues    % Change
---------------------------------------------------------------------------------------------
Contract research and
  service cost of sales       $ 9,187,000     71%       $10,500,000         72%         (1%)
Manufacturing equipment
  cost of sales                 3,838,000     84%         3,110,000         81%          3%
                              -----------               -----------
Total cost of sales           $13,025,000     74%       $13,610,000         74%          0%
                              ===========               ===========


The cost of contract research and service revenues decreased to 71% of related sales for the year ended December 31, 1995 compared to 72% for the same period in 1994. The decrease was due to decreased indirect expenses. Cost of manufacturing equipment was 84% of related sales in 1995 compared to 81% of related sales in 1994. The increase was due to changes in product mix.

Selling, general and administrative expenses were 25% of net sales and revenues for 1995 as compared to 27% for 1994. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to cost cutting measures implemented by the Company, such as reduced staffing.

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

The Company incurred interest cost for 1995 in the amount of $39,000 and $112,000 in 1994, of which $1,000 was capitalized in 1995 and $29,000 in 1994.
The decline in interest expense was due to the Company's liquidation of all debt.

Liquidity and Capital Resources
-------------------------------

On April 5, 1996, the Company amended and extended its revolving credit facility with the Silicon Valley Bank. The Company is currently negotiating a one year extension to the line. This agreement established a $2 million revolving credit agreement, subject to the availability of 80% of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line has been secured by all assets of the Company. Interest on the line is at prime. The line contains restrictive covenants including provisions relating to profitability and net worth. As of December 31, 1996, the Company had no outstanding debt under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Spire Corporation:


We have audited the consolidated balance sheets of Spire Corporation and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                  /s/KPMG Peat Marwick LLP
                                                  ------------------------
                                                  KPMG PEAT MARWICK LLP


Boston, Massachusetts
February 28, 1997

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                        SPIRE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                                        December 31,
                                                                                      ---------------
                                                                                1996                1995
                                                                            -------------      ------------
Current assets:
---------------
    Cash and cash equivalents                                               $   970,997         $ 1,130,428
    Accounts receivable, trade (Note 3):
       Amounts billed                                                         2,333,588           2,401,536
       Retainage                                                                130,215              97,350
       Unbilled costs                                                           650,345             449,188
                                                                            -----------         -----------
                                                                              3,114,148           2,948,074

       Less allowance for doubtful accounts                                     100,000              95,000
                                                                            -----------         -----------
           Net accounts receivable                                            3,014,148           2,853,074
                                                                            -----------         -----------

    Inventories (Note 4)                                                      1,020,928           1,126,734
    Prepaid expenses and other current assets                                   287,513             369,483
                                                                            -----------         -----------
           Total current assets                                               5,293,586           5,479,719
                                                                            -----------         -----------

Property and equipment (Note 6)                                              22,919,385          21,980,123
    Less accumulated depreciation and amortization                           18,299,072          17,330,271
                                                                            -----------         -----------
           Net property and equipment                                         4,620,313           4,649,852
                                                                            -----------         -----------

Computer software costs (less accumulated amortization,
    $791,846 in 1996 and $786,862 in 1995)                                       31,735              36,719
Patents (less accumulated amortization, $697,119 in 1996
    and $434,490 in 1995)                                                       385,245             518,087
Other assets                                                                    235,230             260,053
                                                                            -----------         -----------
                                                                                652,210             814,859
                                                                            -----------         -----------
                                                                            $10,566,109         $10,944,430
                                                                            ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
--------------------
    Accounts payable                                                        $ 1,233,548         $ 1,494,877
    Accrued liabilities (Note 5)                                                654,232             789,153
    Advances on contracts in progress                                         1,385,462             755,756
    Current portion of capital lease obligation (Note 10)                            --              10,401
                                                                            -----------         -----------
       Total current liabilities                                              3,273,242           3,050,187
                                                                            -----------         -----------

Stockholders' equity (Note 8):
------------------------------
    Common Stock, $.01 par value; shares authorized 6,000,000;
         issued 3,567,185 in 1996 and 3,560,360 shares in 1995                   35,672              35,604
    Additional paid-in capital                                                8,491,066           8,468,903
    Retained earnings (deficit)                                                 (34,808)            564,424
                                                                            -----------         -----------
                                                                              8,491,930           9,068,931
    Treasury stock at cost, 544,660 shares in 1996 and 537,160 shares
      in 1995                                                                (1,199,063)         (1,174,688)
                                                                            -----------         -----------
       Total stockholders' equity                                             7,292,867           7,894,243
                                                                            -----------         -----------
                                                                            $10,566,109         $10,944,430
                                                                            ===========         ===========

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended December 31,
                                                           -----------------------------------------
                                                               1996          1995            1994
                                                           -----------    -----------    -----------
Net sales and revenues:
-----------------------
    Contract research and service revenues                 $11,447,000    $12,883,770    $14,537,201
    Sales of manufacturing equipment                         5,941,319      4,568,426      3,863,284
                                                           -----------    -----------    -----------
                                                            17,388,319     17,452,196     18,400,485
                                                           -----------    -----------    -----------
Costs and expenses:
-------------------
    Cost of contract research and services                   8,938,034      9,187,422     10,499,727
    Cost of manufacturing equipment                          4,311,774      3,837,536      3,110,296
    Selling, general and administrative expenses             4,746,235      4,438,578      4,911,127
                                                           -----------    -----------    -----------
                                                            17,996,043     17,463,536     18,521,150
                                                           -----------    -----------    -----------

Loss from operations                                          (607,724)       (11,340)      (120,665)
--------------------

Interest (income) expense, net (Note 6)                         (8,492)        19,539         82,654
                                                           -----------    -----------    -----------

Loss before income taxes                                      (599,232)       (30,879)      (203,319)

Income tax benefit (Note 9)                                       --          (32,010)       (21,299)
                                                           -----------    -----------    -----------

Net earnings (loss)                                        $  (599,232)   $     1,131    $  (182,020)
-------------------                                        ===========    ===========    ===========

Earnings (loss) per share of common stock                  $     (0.20)   $      0.00    $     (0.06)
-----------------------------------------                  ===========    ===========    ===========

Weighted average number of common and
    common equivalent shares outstanding                     3,028,850      3,084,067      3,065,026
                                                           ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1996, 1995 and 1994



                                      Common Stock           Additional          Treasury Stock           Retained
                                     -------------------      Paid-in        -------------------------    Earnings
                                     Shares      Amount       Capital          Shares       Amount        (Deficit)        Total
                                     ------      ------       -------          ------       ------        ---------        -----

Balance, December 31, 1993          3,559,860    $35,599     $ 8,467,658       495,160    $(1,044,063)   $ 745,313      $8,204,507
   Exercise of stock options              500          5           1,245          --             --           --             1,250
   Net loss                              --         --              --            --             --       (182,020)       (182,020)
                                    ---------    -------     -----------       -------    -----------    ---------      ----------

Balance, December 31, 1994          3,560,360     35,604       8,468,903       495,160     (1,044,063)     563,293       8,023,737
   Repurchase of treasury stock          --         --              --          42,000       (130,625)        --          (130,625)
   Net earnings                          --         --              --            --             --          1,131           1,131
                                    ---------    -------     -----------       -------    -----------    ---------      ----------

Balance, December 31, 1995          3,560,360     35,604       8,468,903       537,160     (1,174,688)     564,424       7,894,243
   Exercise of stock options            6,825         68          22,163          --             --           --            22,231
   Repurchase of treasury stock          --         --              --           7,500        (24,375)        --           (24,375)
   Net loss                              --         --              --            --             --       (599,232)       (599,232)
                                    ---------    -------     -----------       -------    -----------    ---------      ----------
Balance, December 31, 1996          3,567,185    $35,672     $ 8,491,066       544,660    $(1,199,063)   $ (34,808)     $7,292,867
                                    =========    =======     ===========       =======    ===========    =========      ==========


          See accompanying notes to consolidated financial statements.


                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         Years Ended December 31,
                                                         ----------------------------------------------------
                                                             1996                1995                 1994
                                                         -----------          ----------          -----------

Cash flows from operating activities:
    Net earnings (loss)                                  $  (599,232)         $    1,131          $  (182,020)
    Adjustments to reconcile net earnings (loss) to
      net cash provided by operating activities:
          Depreciation and amortization                    1,240,215           1,293,114            1,392,181
          Changes in assets and liabilities:
             Accounts receivable                            (161,074)          1,083,552              627,616
             Inventories                                     105,806            (237,987)            (425,882)
             Prepaid expense and other current assets         81,970              15,103               59,410
             Refundable income tax                              --                27,230                 --
             Accounts payable and accrued liabilities       (396,250)            394,717)             305,673
             Federal and State taxes payable                    --                  --                (19,856)
             Advances on contracts in progress               629,706             526,046              217,440
                                                         -----------          ----------          -----------
             Net cash provided by operating activities       901,141           2,313,472            1,974,562
                                                         -----------          ----------          -----------

Cash flows from investing activities:
    Additions to property and equipment                     (943,053)           (389,647)          (1,432,747)
    Increase in patent costs                                (129,797)           (100,090)             (70,387)
    Increase in software production costs                       --                  --                (10,292)
    Other assets                                              24,823              67,823             (132,687)
                                                         -----------          ----------          -----------
       Net cash used in investing activities              (1,048,027)           (421,914)          (1,646,113)
                                                         -----------          ----------          -----------

Cash flows from financing activities:
    Net borrowings (payments) on short-term debt             (10,401)           (750,000)             750,000
    Payments on long-term borrowings                            --               (47,072)            (959,675)
    Exercise of stock options                                 22,231                --                  1,250
    Repurchase of common stock                               (24,375)           (130,625)                --
                                                         -----------          ----------          -----------
       Net cash used in financing activities                 (12,545)           (927,697)            (208,425)
                                                         -----------          ----------          -----------

Net increase (decrease) in cash                             (159,431)            963,861              120,024

Cash and cash equivalents, beginning of year               1,130,428             166,567               46,543
                                                         -----------          ----------          -----------
Cash and cash equivalents, end of year                   $   970,997          $1,130,428          $   166,567
                                                         ===========          ==========          ===========

Supplemental disclosures of cash flow information:
       Cash paid during the year for:
          Interest expense                               $     4,084          $   43,567          $   112,000
                                                         ===========          ==========          ===========
          Income taxes                                   $      --            $     --            $   138,000
                                                         ===========          ==========          ===========


           See accompanying notes to consolidated financial statements

                        SPIRE CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994


(1)  NATURE OF THE BUSINESS

     The Company specializes in photovoltaics, biomaterials, and optoelectronics, technologies. Products include photovoltaic module manufacturing equipment, ion beam based processing services for medical components, and compound semiconductor wafers and devices.

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

     (e)  PATENT COSTS
          Patent costs are capitalized and amortized over the patents' useful lives using the straight-line method.

     (f)  COMPUTER SOFTWARE COSTS
          Capitalized computer software costs are amortized by the straight-line method over the estimated economic life of the product. The amount of amortization charged to expense was $8,775, $10,338 and $47,627 for 1996, 1995 and 1994, respectively. The recoverability of such costs is reviewed on an ongoing basis.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


(g)  INCOME TAXES
     The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(h) RESEARCH AND DEVELOPMENT COSTS
     Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 1996, 1995 and 1994, unfunded research and development costs were $84,493, $59,000 and $124,000, respectively.

(i)  EARNINGS PER SHARE
     Earnings per share of common stock are based on the weighted average number of common shares outstanding, including the dilutive effect of stock options and warrants.

(j)  USE OF ESTIMATES

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

(k)  FINANCIAL INSTRUMENTS
     Financial instruments of the Company consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value.

(l)  IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF

     The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


(m) STOCK BASED COMPENSATION

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(3) ACCOUNTS RECEIVABLE

Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year and were $130,215 and $97,350 at December 31, 1996 and 1995, respectively. All other accounts receivable are expected to be collected within one year.

All contracts with United States Government agencies have been audited and settled through December 1994. The Defense Contract Audit Agency ("DCAA") has raised certain issues for audit periods subsequent to December 31, 1994, which if successful, will significantly decrease the Company's indirect rates which may be applied to government contracts for periods subsequent to 1994. However, in the opinion of management, these issues will be resolved in favor of the Company. To date, the Company has not incurred significant losses as a result of government audits.

(4) INVENTORIES


Inventories consist of the following:

                                                       December 31,
                                                 -------------------------
                                                    1996            1995
                                                 ----------     ----------
    Raw materials                                $  572,309     $  487,255
    Work in process                                 448,619        639,479
                                                 ----------     ----------
                                                 $1,020,928     $1,126,734
                                                 ==========     ==========

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994

(5) ACCRUED LIABILITIES

     Accrued liabilities include the following:

                                                       December 31,
                                                 -----------------------
                                                   1996            1995
                                                 --------       --------
    Accrued payroll and payroll taxes            $289,078       $382,916
    Accrued other                                 365,154        406,237
                                                 --------       --------
                                                 $654,232       $789,153
                                                 ========       ========

(6) PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                      December 31,
                                               --------------------------
                                                  1996            1995
                                               -----------    -----------
    Machinery and equipment                    $19,118,037    $18,671,001
    Furniture and fixtures                       2,603,296      2,172,269
    Leasehold improvements                       1,193,782      1,109,098
    Construction in progress                         4,270         27,755
                                               -----------    -----------
                                               $22,919,385    $21,980,123
                                               ===========    ===========

     Interest costs of approximately $11,000, $43,000 and $112,000 were incurred of which $2,000, $1,000 and $29,000 were capitalized in 1996, 1995 and 1994, respectively. In connection with the construction of equipment for internal use, the Company has capitalized overhead costs of approximately $50,000, $41,000 and $352,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(7)  LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     On April 5, 1996, the Company amended and extended its revolving credit facility with a bank. The Company is currently negotiating a one year extension to the line. This agreement established a $2 million revolving credit agreement, subject to the availability of 80% of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line has been secured by all assets of the Company. Interest on the line is at prime. The line contains restrictive covenants including provisions relating to profitability and net worth. As of December 31, 1996, the Company had no outstanding debt under this revolving credit line.

(8)  STOCKHOLDERS' EQUITY

     The Company has two employee stock option plans: the 1985 Incentive Stock Option Plan, and the 1996 Equity Incentive Plan. These plans provide that the Board of Directors may grant options to purchase the Company's common stock to key employees of the Company. Incentive options must be granted at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of the grant. The exercise price of non statutory options is determined by the Board of Directors. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


Through December 31, 1996, the Company issued under its Directors Stock Option Plan 20,000 non-qualified stock options and under its 1996 Equity Incentive Plan 5,000 non-qualified stock options to the unaffiliated directors of the Company for the purchase of common stock at an average price of $3.22 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

The Company may no longer award options under any plans except the 1996 Equity Incentive Plan.

A summary of the activity of these plans follows:
                                          Number of        Per Share
                                           Shares         Option Price
                                           ------         ------------

    Outstanding, December 31, 1993        308,862        $2.50 - $3.87
        Granted                            52,888        $3.13 - $3.63
        Exercised                            (500)           $2.50
        Terminated                        (39,500)       $2.50 - $3.87
                                          -------        -------------
    Outstanding, December 31, 1994        321,750        $2.50 - $3.87
        Granted                            36,500        $2.00 - $2.25
        Exercised                            --
        Terminated                        (33,000)       $2.50 - $3.87
                                          -------        -------------
    Outstanding, December 31, 1995        325,250        $2.00 - $3.87
        Granted                           104,425            $2.63
        Exercised                          (6,825)       $2.25 - $3.50
        Terminated                        (23,000)       $2.50 - $3.87
                                          -------        -------------
    Outstanding, December 31, 1996        399,850        $2.00 - $3.87
                                          =======        =============

    Shares exercisable                    247,014        $2.00 - $3.87
                                          =======        =============

There are 566,250 shares reserved for issuance under all plans at December 31, 1996. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $1.39 and $1.19, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                  Expected        Risk-Free      Expected      Expected
                  Dividend        Interest       Option        Volatility
       Year       Yield            Rate          Life          Factor
       ----       --------        --------       --------      ----------

       1996         0%             5.07%         5 years         54.7%
       1995         0%             5.05%         5 years         54.7%

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the
Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below.
                                                     1996               1995
                                                   ----------         ---------
              Net Income (loss) as Reported        $(599,232)         $  1,131
              Net Income (loss) - Pro Forma         (649,724)          (20,331)


                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options prior to January 1, 1994 is not considered.

(9) INCOME TAXES

Total Federal and State income tax expense (benefit) for the years ended
December 31, 1996, 1995 and 1994 consists of the following:

                                                    1996          1995         1994
                                                    ----          ----         ----
      Current:
         State                                   $       --     $(32,010)    $ (21,299)
         Federal                                         --           --            --
                                                 ----------     --------     ---------
                                                         --      (32,010)      (21,299)
                                                 ----------     --------     ---------
     Deferred:
         State                                           --           --            --
         Federal                                         --           --            --
                                                 ----------     --------     ---------
                                                         --           --            --
                                                 ----------     --------     ---------
                                                 $       --     $(32,010)    $ (21,299)
                                                 ==========     ========     =========


The actual income tax expense (benefit) for 1996, 1995 and 1994 differs from the
"expected" income tax expense (benefit) for the year (computed by applying the
U.S. Federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:
                                                    1996          1995          1994
                                                 ---------      -------      ---------
Computed "expected" income tax                   $(201,436)     (10,499)     $ (69,000)
   expense (benefit)                               (34,327)      (1,936)       (12,000)
State tax, net of federal benefit                  298,686       55,354       (112,000)
Increase (decrease) in valuation allowance          15,289       10,470          1,000
Permanent differences
(Increase) decrease in tax credit                  (15,300)     (36,172)       136,000
   carryforwards                                   (62,912)        --           24,701
Recovery of prior year estimate                       --        (49,227)          --
                                                 ---------      -------      ---------
Other                                            $    --        (32,010)     $ (21,299)
                                                 =========      =======      =========

                                       19

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 1996 are presented below:
                                                           1996                   1995
                                                        ---------            ----------

Charitable contributions                               $    4,168            $     --
Accounts receivable                                        40,270                38,257
Accruals                                                   96,278               147,276
Inventory                                                 112,784                51,733
Federal net operating loss carryforwards                  281,651               102,039
General business credit carryforwards                     752,998               752,998
Alternative minimum tax credit carryforwards              340,416               340,416
State net operating loss and
  investment tax credit                                    84,293                41,205
                                                       ----------            ----------

   Total gross deferred tax assets                      1,712,858             1,468,890

   Less: valuation allowance                             (942,280)             (643,594)
                                                       ----------            ----------

   Net deferred tax assets                                770,578                25,296
                                                       ----------            ----------

Property and equipment                                   (725,815)             (786,610)
Capitalized software                                       (9,436)               (5,573)
Patents                                                   (15,080)               (3,975)
Research agreements                                       (20,247)              (29,138)
                                                       ----------            ----------

    Total gross deferred tax liabilities                 (770,578)             (825,296)
                                                       ----------            ----------

Net deferred tax asset (liability)                     $       --            $       --
                                                       ==========            ==========

The valuation allowance for deferred tax assets as of December 31, 1995 was $643,594. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $298,686.

At December 31, 1996 the Company has approximately $753,000 of general business tax credits available to offset future taxable income which expire through 2001. The Company also has approximately $340,000 of alternative minimum tax credits to offset future taxable income. In addition, for income tax purposes, the Company has a net operating loss carryforward of approximately $828,000 which expires through December 31, 2011. However, if changes in the Company's stock ownership exceed 50% of the value of the Company's stock during any three-year period, the utilization of the net operating loss and credit carryforwards may be subject to limitations.

(10) COMMITMENTS

The Company subleases its facilities from a company who leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The sublease originally was for a period of ten years, for which the Company exercised its option to extend for an additional five-year period expiring on November 30, 2000 and has an option for an additional five-year extension period. The agreement provides for minimum rental payments plus annual increases linked with the consumer price index. Total rent expense under this lease was $922,450, $853,000 and $817,000 in 1996, 1995 and 1994, respectively.

                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994


The Company has also entered into other noncancelable operating leases. Total rent expense charged to these noncancelable leases was $90,051, $51,000, and $138,000 in 1996, 1995 and 1994, respectively.

At December 31, 1995 the cost of assets held under capital lease was $115,226. At December 31, 1996 there were no future lease payments due under capital lease. Future minimum lease payments under operating leases are as follows:

       1997                           $  922,450
       1998                              922,450
       1999                              922,450
       2000                              845,579
                                      ----------
                                      $3,612,929
                                      ==========

(11) CASH OR DEFERRED PROFIT SHARING PLANS

     In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income on a pretax basis through contributions to the plan. The Company contributes its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. Expense recognized under the plan in 1996, 1995 and 1994 was $144,929, $147,516 and $162,145, respectively.

(12) EXPORT REVENUES AND SIGNIFICANT CUSTOMERS

     Revenues from contracts with United States Government agencies for the years ended December 31, 1996, 1995 and 1994 were $6,706,000, $8,232,000 and $8,806,000 or 39%, 48% and 48% of total revenues, respectively.

     In 1996, 1995 and 1994, export revenues were $3,330,000, $2,894,000 and
     $3,383,000, respectively, or 19%, 17% and 18% of total revenues, respectively.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the consolidated quarterly results for the years ended December 31, 1996 and 1995:

                                                                        1996
                                                                  Three Months Ended
                                      --------------------------------------------------------------------
                                         March 31            June 30         September 30      December 31
                                      -------------      -------------       ------------     ------------

Net sales and revenues                 $3,837,899        $4,489,053          $4,212,525        $4,848,842
Costs and expenses                      4,109,847         4,466,404           4,687,649         4,732,143
Earnings (loss) before income
   taxes                                 (266,441)           33,062            (478,530)          112,677
Income tax expense (benefit)                    0                 0                   0                 0
Net earnings (loss)                      (266,441)           33,062            (478,530)          112,677
Net earnings (loss) per share               (0.09)             0.01               (0.16)             0.04


                        SPIRE CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1996, 1995 and 1994

                                                                     1995
                                                           Three Months Ended
                                 -----------------------------------------------------------------------------
                                    March 31             June 30              September 30        December 31
                                 -------------       --------------           ------------        -----------

Net sales and revenues              $4,583,221           $4,658,630           $4,275,124           $3,935,221
Costs and expenses                   4,562,783            4,635,927            4,174,000            4,090,826
Earnings (loss) before income taxes      2,804                2,163              108,592             (144,438)
Income tax expense (benefit)                 0                    0               47,700              (79,710)
Net earnings (loss)                      2,804                2,163               60,892              (64,728)
Net earnings (loss) per share             0.00                 0.00                 0.02                (0.02)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

      Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 1997 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act during 1996 is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

      Information concerning executive compensation is set forth under "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      Information concerning security ownership of certain beneficial owners and management is set forth under "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      Information concerning certain relationships and related transactions is set forth under "Other Transactions and Relationships" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (1)   EXHIBITS
           --------

          The following Exhibits are either filed herewith or are incorporated by reference as may be indicated.

           3(a) Articles of Organization and Articles of Amendment, incorporated by reference to Exhibit 3 to the Registration Statement declared effective on December 9, 1983.

           3(b) By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the fiscal year ended December 31, 1989 filed with Securities and Exchange Commission on March 29, 1990.

           4(a) Convertible Subordinated Note Purchase Agreement between the Company and Massachusetts Capital Resource Company dated as of November 20, 1987, as amended as of August 9, 1989, January 14, 1991 and May 22, 1991, incorporated by reference to Exhibit 10(i) to the Company's Form 10-K for the fiscal year ended December 31, 1991 filed with the Securities and Exchange Commission on March 30, 1992.

           10(a) Sublease Agreement for facility at Bedford, Massachusetts dated November 25, 1985, incorporated by reference to
                    Exhibit 10(a) to the Company's Form 10-K for the fiscal year of the Company ended December 31, 1985 filed with the Securities and Exchange Commission on March 28, 1986 ("1986 10-K").

           10(b) Spire Corporation Incentive Stock Option Plan as amended, and standard form of Stock Option Agreement, incorporated by reference to Exhibit 10(b) to the Company's Form 10-K for the fiscal year of the Company ended December 31, 1984 filed with the Securities and Exchange Commission on April 1, 1985 ("1985 10-K").

           Employee and Director Benefit Plans
           -----------------------------------

           10(e) Spire Corporation Non-Incentive Stock Option Plan and standard form of Stock Option Agreement, incorporated by reference to Exhibit 10(c) to the 1985 10-K.

           10(f)    Spire Corporation 1985 Incentive Stock Option Plan, (see
                    Item 10 (b) for standard form agreement), incorporated by reference to Exhibit 10(d) to 1985 10-K.

           10(g) Spire Corporation Cash or Deferred Profit Sharing Plan, including Adoption Agreement, incorporated by reference to
                    Exhibit 10(e) to the 1985 10-K.

           10(h) Spire Corporation Directors' Stock Option Plan and standard form Stock Option Agreement, incorporated by reference to Exhibit 10(f) to the 1986 10-K.

           10(i) Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Exhibit 99 to Registration Statement 333-22223, filed February 21, 1997.

           22       Subsidiary of the Company, incorporated by reference to
                    Exhibit 22 to the Company's Form 10-K for the fiscal year ended December 31, 1988 filed with the Securities and Exchange Commission on March 30, 1989.

           23.1     Accountants' Consent.

           27       Financial Data Schedule.


(2) REPORTS ON FORM 8-K
    -------------------
           The Company filed no Reports on Form 8-K during the last quarter of 1996.

                                     PART IV
                                     -------

                                      11-K

Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 1996.

             Spire Corporation Cash or Deferred Profit Sharing Plan


FINANCIAL STATEMENTS AND EXHIBITS
---------------------------------


A. FINANCIAL STATEMENTS
   --------------------

1. Audited Statements of Net Assets Available for Plan Benefits as of December 31, 1996 and 1995.*

2. Audited Statements of Changes in Net Assets Available for Plan Benefits for each of the years in the three year period ended December 31, 1996.*


B. EXHIBITS
   --------

1.   Accountants' Consent.

2.   Financial Data Schedule.




----------------------------
*  To be filed by amendment.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SPIRE CORPORATION
                                 (Registrant)


                                 By:   /s/Roger G. Little       March 28, 1997
                                    -------------------------
                                 Roger G. Little
                                 President, Chief Executive Officer
                                 and Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                       Title                        Date
     ---------                       -----                        ----

/s/Roger G. Little          President ,Chief Executive          March 28, 1997
---------------------       Officer and Chairman of the
Roger G. Little             Board


/s/Richard S. Gregorio      Vice President and Chief            March 28, 1997
---------------------       Financial Officer,
Richard S. Gregorio         Treasurer, Clerk,
                            Principal Accounting Officer


/s/A. John Gale             Director                            March 28, 1997
--------------------
A. John Gale


/s/Carl N. Graf             Director                            March 28, 1997
--------------------
Carl N. Graf


/s/Udo Henseler             Director                            March 28, 1997
--------------------
Udo Henseler


/s/Roger W. Redmond         Director                            March 28, 1997
--------------------
Roger W. Redmond


/s/John A. Tarello          Director                            March 28, 1997
--------------------
John A. Tarello

                                  EXHIBIT INDEX

                                                                        PAGE
EXHIBIT                   DESCRIPTION                                  NUMBER
-------                   -----------                                  ------


  23.1               Accountants' Consent.                               27

  27                 Financial Data Schedule.                            28