Form 10QSB
period 1997-03-31
SPIRE CORP
filed 1997-05-13
CIK 731657

                                      1997
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended March 31, 1997.

                                       or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from        to
                                                        -------    ---------

Commission file number:  0-12742


                                SPIRE CORPORATION
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

 Massachusetts                                                                    04-2457335
---------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization        (I.R.S. Employer Identification No.)


One Patriots Park, Bedford, Massachusetts                       01730-2396
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                  617-275-6000
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---    ---


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,033,185 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 1997.


Transitional Small Business Disclosure Format (Check One):        Yes    No X
                                                                     ---   ---

                                SPIRE CORPORATION
                                      INDEX



                                                                Page Number
                                                                -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets                               3
    March 31, 1997 and December 31, 1996

    Condensed Consolidated Statements of Operations                     4
    For the Three Months Ended March 31, 1997 and 1996

    Condensed Consolidated Statements of Cash Flows                     5
    For the Three Months Ended March 31, 1997 and 1996

    Notes to Condensed Consolidated Financial Statements                6

    Management's Discussion and Analysis of Financial                 7 & 8
    Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

    Item 6.  Exhibits and Reports on Form 8-K.                          8

                        SPIRE CORPORATION AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                                                     March 31,     December 31,
                                                                                       1997            1996
                                                                                  -----------      -----------
Current assets:
--------------
    Cash and cash equivalents                                                     $   219,079      $   970,997
    Accounts receivable, trade:
       Amounts billed                                                               2,888,290        2,333,588
       Retainage                                                                      210,878          130,215
       Unbilled costs                                                                 555,966          650,345
                                                                                  -----------      -----------
                                                                                    3,655,134        3,114,148
       Less allowance for doubtful accounts                                           135,000          100,000
                                                                                  -----------      -----------
           Net accounts receivable                                                  3,520,134        3,014,148
                                                                                  -----------      -----------
    Inventories (Note 2)                                                            1,953,927        1,020,928
    Prepaid expenses and other current assets                                         424,872          287,513
                                                                                  -----------      -----------
           Total current assets                                                     6,118,012        5,293,586
                                                                                  -----------      -----------
Property and equipment                                                             23,083,422       22,919,385
    Less accumulated depreciation and amortization                                 18,560,014       18,299,072
                                                                                  -----------      -----------
           Net property and equipment                                               4,523,408        4,620,313
                                                                                  -----------      -----------
Computer software costs (less accumulated amortization,
    $799,160 in 1997 and $795,637 in 1996)                                             62,441           31,735
Patents (less accumulated amortization,
    $494,166 in 1997 and $697,119 in 1996)                                            312,173          385,245
Other assets                                                                           15,938          235,230
                                                                                  -----------      -----------
                                                                                      390,552          652,210
                                                                                  -----------      -----------
                                                                                  $11,031,972      $10,566,109
                                                                                  ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
--------------------
    Accounts payable                                                              $ 1,286,153      $ 1,233,548
    Accrued liabilities                                                               626,624          654,232
    Advances on contracts in progress                                               1,696,659        1,385,462
                                                                                  -----------      -----------
       Total current liabilities                                                    3,609,436        3,273,242
                                                                                  -----------      -----------
Stockholders' equity:
---------------------
    Common Stock, $.01 par value; shares authorized 6,000,000; issued
        3,567,185 shares in 1997 and 1996                                              35,672           35,672
    Additional paid-in capital                                                      8,491,066        8,491,066
    Retained earnings (deficit)                                                       115,486          (34,808)
                                                                                  -----------      -----------
                                                                                    8,642,224        8,491,930
    Treasury stock at cost, 552,160 shares in 1997 and 547,160 shares in 1996      (1,219,688)      (1,199,063)
                                                                                  -----------      -----------
           Total stockholders' equity                                               7,422,536        7,292,867
                                                                                  -----------      -----------
                                                                                  $11,031,972      $10,566,109
                                                                                  ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       1997          1996
                                                    ----------     ----------

Net sales and revenues:
-----------------------
   Contract research and service revenues           $3,133,491     $2,601,909
   Sales of manufacturing equipment                  1,317,208      1,235,990
                                                    ----------     ----------
       Total sales and revenues                      4,450,699      3,837,899
                                                    ----------     ----------

Costs and expenses:
-------------------
   Cost of contract research and services            2,074,106      1,929,966
   Cost of manufacturing equipment                     856,108      1,075,971
   Selling, general and administrative expenses      1,373,808      1,103,910
                                                    ----------     ----------
       Total costs and expenses                      4,304,022      4,109,847
                                                    ----------     ----------

Earnings (loss) from operations                        146,677       (271,948)
-------------------------------                     ----------     ----------

Interest income, net                                     3,617          5,507
                                                    ----------     ----------

Earnings (loss) before income taxes                    150,294       (266,441)

Income tax expense                                           0              0
                                                    ----------     ----------

Net earnings (loss)                                 $  150,294     $ (266,441)
-------------------                                 ==========     ==========

Earnings (loss) per share of common stock           $     0.05     $    (0.09)
-----------------------------------------           ==========     ==========

Weighted average number of common and
   common equivalent shares outstanding              3,020,025      3,025,219
                                                    ==========     ==========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  1997           1996
                                                               ---------      ----------

Cash flows from operating activities:
    Net earnings (loss)                                        $ 150,294      $(266,441)
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities:
          Depreciation and amortization                          309,250        291,574
          Changes in assets and liabilities:
              Accounts receivable                               (505,986)       105,659
              Inventories                                       (932,999)      (331,958)
              Prepaid expense and other current assets          (137,359)        78,941
              Accounts payable and accrued liabilities            24,997       (599,645)
              Advances on contracts in progress                  311,197         89,666
                                                               ---------      ---------
                  Net cash used in operating activities         (780,606)      (632,204)
                                                               ---------      ---------

Cash flows from investing activities:
    Additions to property and equipment                         (135,435)      (111,451)
    Increase in patent costs                                        (315)        (6,097)
    Increase in software production costs                        (34,229)       (25,540)
    Other assets                                                 219,292        (50,249)
                                                               ---------      ---------
       Net cash provided by (used in) investing activities        49,313       (193,337)
                                                               ---------      ---------

Cash flows from financing activities:
    Net borrowing (payments) on short-term debt                        0              0
    Payments on long-term borrowings                                   0         (3,401)
    Exercise of stock options                                          0              0
    Repurchase of common stock                                   (20,625)       (10,625)
                                                               ---------      ---------
       Net cash used in financing activities                     (20,625)       (14,026)
                                                               ---------      ---------

Net decrease in cash and cash equivalents                       (751,918)      (839,567)

Cash and cash equivalents, beginning of period                   970,997       ,130,428
                                                               ---------      ---------
Cash and cash equivalents, end of period                       $ 219,079      $ 290,861
                                                               =========      =========

Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
          Interest expense                                     $       0      $       0
                                                               =========      =========
          Income taxes                                         $       0      $       0
                                                               =========      =========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997


(1)    Interim Financial Statements
       ----------------------------

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

       The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1996.

       The financial statements, with the exception of the December 31, 1996 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)    Inventories
       -----------

       Inventories consist of the following:       March 31,      December 31,
                                                     1997            1996
                                                   ---------      ------------
                   Raw materials                  $  564,812      $  572,309
                   Work in process                 1,389,115         448,619
                                                  ----------      ----------
                                                  $1,953,927      $1,020,928
                                                  ==========      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OFOPERATIONS.
--------------------
Results of Operations
---------------------

Net sales and revenues for the quarter ended March 31, 1997 increased 16% to $4,451,000 compared to $3,838,000 for the quarter ended March 31, 1996. For the quarter ended March 31, 1997, the Company had net earnings of $150,000 compared to a net loss of $266,000 for the quarter ended March 31, 1996. The retained earnings were $115,000 as of March 31, 1997 compared to an accumulated deficit of $35,000 as of December 31, 1996. Working capital as of March 31, 1997 was
$2,509,000 compared to $2,020,000 as of December 31, 1996.


                                            March 31,        March 31,           %
Revenues for the quarter ended:              1997              1996            Change
------------------------------             ----------        ---------         ------

Contract research and service revenues     $3,134,000        $2,602,000           20%
Manufacturing equipment sales               1,317,000         1,236,000            7%
                                           ----------        ----------
Net sales and revenues                     $4,451,000        $3,838,000           16%
                                           ==========        ==========



Net sales and revenues for contract research and services for the quarter ended
March 31, 1997 increased 20% to $3,134,000 compared to $2,602,000 in 1996. The increase in contract revenue is a result of increased funding from the federal government. Manufacturing equipment sales increased 6% to $1,317,000 compared to $1,236,000 in the same period of 1996, due to increased market demand for photovoltaic equipment.

                                                     March 31,         % of        March 31,       % of          %
Cost of sales for the quarter ended:                   1997          Revenues        1996        Revenues     Change
-----------------------------------                 ----------       --------     ----------     --------     ------

Contract research and service cost of sales         $2,074,000          66%       $1,930,000        74%           7%
Manufacturing equipment cost of sales                  856,000          65%        1,076,000        87%         (20%)
                                                    ----------                    ----------
Total cost of sales                                 $2,930,000          66%       $3,006,000        78%          (3%)
                                                    ==========                    ==========


The cost of contract research and service revenues decreased to 66% for the three months ended March 31, 1997 compared to 74% for the three months ended March 31, 1996. The decline is due to increased volume. Cost of manufacturing equipment decreased to 65% for the three months ended March 31, 1997 compared to 87% for the three months ended March 31, 1996. The decrease in total cost of sales is due to increased efficiencies in the manufacturing process.

Selling, general and administrative expenses for the three months ended March 31, 1997 were 31% of sales compared to 29% of sales for the three months ended March 31, 1996. Selling, general and administrative expenses increased as a percentage of sales due to an increase in certain fixed costs, particularly sales and marketing expenditures. Depreciation and amortization expenses for the three months ended March 31, 1997 increased 6% to $309,000 compared to $292,000 in 1996. Expenditures for capital equipment were $135,000 for the three months ended March 31, 1997 compared to $111,000 for the three months ended March 31, 1996.


Liquidity and Capital Resources
-------------------------------

On March 24, 1997, the Company extended its revolving credit facility with the Silicon Valley Bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The line has been secured by all assets of the Company. Interest on the line is at prime plus 1/2%. The line contains restrictive covenants including provisions relating to profitability and net worth. As of March 31, 1997, the Company had no outstanding balance under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.


New Accounting Pronouncement
----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

THE FOREGOING STATEMENTS MAY INCLUDE FORWARD-LOOKING STATEMENTS SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996.



PART II - OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

A.   Exhibits - No exhibits have been included.

B. During the quarter ended March 31, 1997, the Company filed one report on Form 8-K dated March 11, 1997, with respect to Items 5 and 7.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   SPIRE CORPORATION
                   (Registrant)


                   14 May 1997        By:  /s/Roger G. Little
                   -----------             ----------------------
                   Date                    Roger G. Little
                                           President, Chief Executive Officer
                                           and Chairman of the Board


                   14 May 1997        By:  /s/Richard S. Gregorio
                   -----------             ----------------------
                   Date                    Richard S. Gregorio
                                           Vice President and Chief Financial
                                           Officer, Treasurer, Clerk and
                                           Principal Accounting Officer

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   SPIRE CORPORATION
                   (Registrant)


                   14 May 1997        By:
                   -----------             ----------------------
                   Date                    Roger G. Little
                                           President, Chief Executive Officer
                                           and Chairman of the Board


                   14 May 1997        By:
                   -----------             ----------------------
                   Date                    Richard S. Gregorio
                                           Vice President and Chief Financial
                                           Officer, Treasurer, Clerk and
                                           Principal Accounting Officer