Form 10QSB
period 1997-06-30
SPIRE CORP
filed 1997-08-14
CIK 731657

                                      1997
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997.

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to __________________



Commission file number:  0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



MASSACHUSETTS                                                                                       04-2457335
---------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization              (I.R.S. Employer Identification No.)


One Patriots Park, Bedford, Massachusetts                                                            01730-2396
---------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                             (Zip Code)


                                  617-275-6000
--------------------------------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,074,069 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on July 31, 1997.


Transitional Small Business Disclosure Format (Check One):        Yes     No  X
                                                                      ---    ---

                                SPIRE CORPORATION
                                      INDEX



                                                                   Page Number
                                                                   -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets                                3
    June 30, 1997 and December 31, 1996

    Condensed Consolidated Statements of Operations                      4
    For the Three Months Ended June 30, 1997 and 1996 and
    For the Six Months Ended June 30, 1997 and 1996

    Condensed Consolidated Statements of Cash Flows                      5
    For the Six Months Ended June 30, 1997 and 1996

    Notes to Condensed Consolidated Financial Statements                 6

    Management's Discussion and Analysis of Financial                  7 & 8
    Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

    Item 4.  Submission of Matters to a Vote
             of Security Holders                                         9

    Item 6.  Exhibits and Reports on Form 8-K.                           9

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                                  June 30,       December 31,
                                                                    1997             1996
                                                                    ----             ----
CURRENT ASSETS:
    Cash and cash equivalents                                 $    156,291     $    970,997
    Accounts receivable, trade:
       Amounts billed                                            3,090,141        2,333,588
       Retainage                                                   140,315          130,215
       Unbilled costs                                              388,300          650,345
                                                              ------------     ------------
                                                                 3,618,756        3,114,148

       Less allowance for doubtful accounts                         98,000          100,000
                                                              ------------     ------------
           Net accounts receivable                               3,520,756        3,014,148
                                                              ------------     ------------
    Inventories (Note 2)                                         1,727,684        1,020,928
    Prepaid expenses and other current assets                      305,400          287,513
                                                              ------------     ------------
           Total current assets                                  5,710,131        5,293,586
                                                              ------------     ------------

Property and equipment                                          23,179,456       22,919,385
    Less accumulated depreciation and amortization              18,792,473       18,299,072
                                                              ------------     ------------
           Net property and equipment                            4,386,983        4,620,313
                                                              ------------     ------------

Computer software costs (less accumulated amortization,
    $803,366 in 1997 and $795,637 in 1996)                          58,235           31,735
Patents (less accumulated amortization,
    $512,566 in 1997 and $697,119 in 1996)                         293,287          385,245
Other assets                                                        27,063          235,230
                                                              ------------     ------------
                                                                   378,585          652,210
                                                              ------------     ------------
                                                              $ 10,475,699     $ 10,566,109
                                                              ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                          $  1,073,954     $  1,233,548
    Accrued liabilities                                            879,213          654,232
    Advances on contracts in progress                              308,586        1,385,462
                                                              ------------     ------------
       Total current liabilities                                 2,261,753        3,273,242
                                                              ------------     ------------

STOCKHOLDERS' EQUITY:
    Common Stock, $.01 par value; shares authorized
         6,000,000 in 1996 and 20,000,000 in 1997;
         issued 3,593,760 shares in 1997 and
         3,567,185 shares in 1996                                   35,938           35,672
    Additional paid-in capital                                   8,580,533        8,491,066
    Retained earnings (deficit)                                    817,163          (34,808)
                                                              ------------     ------------
                                                                 9,433,634        8,491,930
    Treasury stock at cost, 552,160 shares in 1997
         and 547,160 shares in 1996                             (1,219,688)      (1,199,063)
                                                              ------------     ------------
           Total stockholders' equity                            8,213,946        7,292,867
                                                              ------------     ------------
                                                              $ 10,475,699     $ 10,566,109
                                                              ============     ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------   -------------------------
                                                           1997           1996           1997           1996
                                                           ----           ----           ----           ----

Net sales and revenues:
-----------------------
   Contract research, service and license revenues     $ 4,607,185    $ 2,956,093    $ 7,740,676    $ 5,558,002
   Sales of manufacturing equipment                      1,825,663      1,532,960      3,142,871      2,768,950
                                                       -----------    -----------    -----------    -----------
       Total sales and revenues                          6,432,848      4,489,053     10,883,547      8,326,952
                                                       -----------    -----------    -----------    -----------

Costs and expenses:
-------------------
   Cost of contract research, services and licenses      2,943,311      2,019,458      5,017,417      3,949,424
   Cost of manufacturing equipment                       1,263,885      1,321,956      2,119,993      2,397,927
   Selling, general and administrative expenses          1,424,004      1,124,990      2,797,812      2,228,900
                                                       -----------    -----------    -----------    -----------
       Total costs and expenses                          5,631,200      4,466,404      9,935,222      8,576,251
                                                       -----------    -----------    -----------    -----------

Earnings (loss) from operations                            801,648         22,649        948,325       (249,299)
-------------------------------

Interest income, net                                            29         10,413          3,646         15,920
                                                       -----------    -----------    -----------    -----------

Earnings (loss) before income taxes                        801,677         33,062        951,971       (233,379)

Income tax expense                                         100,000              0        100,000              0
                                                       -----------    -----------    -----------    -----------

Net earnings (loss)                                    $   701,677    $    33,062    $   851,971    $  (233,379)
--------------------                                   ===========    ===========    ===========    ===========

Earnings (loss) per share of common stock              $      0.22    $      0.01    $      0.27    $     (0.08)
-----------------------------------------              ===========    ===========    ===========    ===========

Weighted average number of common and
   common equivalent shares outstanding                  3,148,554      3,037,817      3,143,724      3,032,595
                                                       ===========    ===========    ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   -------------------------
                                                                    1997              1996
                                                                    ----              ----

Cash flows from operating activities:
    Net earnings (loss)                                         $   851,971       $  (233,379)
    Adjustments to reconcile net earnings (loss) to
       net cash used in operating activities:
          Depreciation and amortization                             583,471           569,906
          Changes in assets and liabilities:
              Accounts receivable                                  (506,608)              (25)
              Inventories                                          (706,756)         (180,544)
              Prepaid expenses and other current assets             (17,887)         (130,519)
              Accounts payable and accrued liabilities               65,387          (415,164)
              Advances on contracts in progress                  (1,076,876)           30,162
                                                                -----------       -----------
                  Net cash used in operating activities            (807,298)         (359,563)
                                                                -----------       -----------

Cash flows from investing activities:
    Additions to property and equipment                            (231,468)         (355,180)
    Increase in patent costs                                        (18,986)          (13,594)
    Increase in software production costs                           (34,229)                0
    Other assets                                                    208,167           (73,717)
                                                                -----------       -----------
       Net cash used in investing activities                        (76,516)         (442,491)
                                                                -----------       -----------

Cash flows from financing activities:
    Payments on long-term borrowings                                      0            (6,844)
    Exercise of stock options                                        89,733            22,231
    Repurchase of common stock                                      (20,625)          (17,187)
                                                                -----------       -----------
       Net cash provided by (used in) financing activities           69,108            (1,800)
                                                                -----------       -----------

Net decrease in cash and cash equivalents                          (814,706)         (803,854)

Cash and cash equivalents, beginning of period                      970,997         1,130,428
                                                                -----------       -----------
Cash and cash equivalents, end of period                        $   156,291       $   326,574
                                                                ===========       ===========

Supplemental disclosures of cash flow information:
    Cash paid during the quarter for:
          Interest expense                                      $     5,118       $         0
                                                                ===========       ===========
          Income taxes                                          $     4,000       $         0
                                                                ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997


(1)    Interim Financial Statements
       ----------------------------

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the six months ended June 30, 1997 and 1996. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

       The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1996.

       The financial statements, with the exception of the December 31, 1996 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)    Inventories
       -----------

       Inventories consist of the following:
                                             June 30,           December 31,
                                              1997                  1996
                                              ----                  ----

                Raw materials              $  730,847            $  572,309
                Work in process               996,837               448,619
                                           ----------            ----------
                                           $1,727,684            $1,020,928
                                           ==========            ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------



Results Of Operations
---------------------

Net sales and revenues for the quarter ended June 30, 1997 increased 43% to $6,433,000 compared to a decrease of 4% to $4,489,000 for the quarter ended June 30, 1996. For the quarter ended June 30, 1997, the Company had net earnings of $702,000 compared to $33,000 for the quarter ended June 30, 1996. The retained earnings were $817,000 as of June 30, 1997 compared to a $35,000 accumulated deficit as of December 31, 1996. Working capital as of June 30, 1997 was $3,448,000 compared to $2,020,000 as of December 31, 1996, an increase of 71%.

                                                             June 30,             June 30,                  %
Revenues for the three months ended:                          1997                  1996                  Change
------------------------------------                          ----                  ----                  ------

Contract research, service and license revenues            $ 4,607,000            $ 2,956,000                56%
Manufacturing equipment sales                                1,826,000              1,533,000                19%
                                                           -----------            -----------                ---
Net sales and revenues                                     $ 6,433,000            $ 4,489,000                43%
                                                           ===========            ===========                ===

                                                              June 30,              June 30,                 %
Revenues for the six months ended:                             1997                   1996                 Change
----------------------------------                             ----                   ----                 ------

Contract research, service and license revenues            $ 7,741,000            $ 5,558,000                39%
Manufacturing equipment sales                                3,143,000              2,769,000                14%
                                                           -----------            -----------               ---
Net sales and revenues                                     $10,884,000            $ 8,327,000                31%
                                                           ===========            ===========               ===


Net sales and revenues for contract research, service and license revenues for the quarter ended June 30, 1997 increased 56% to $4,607,000 compared to a decline of 12% to $2,956,000 in 1996. The increase in contract revenues is a result of increased funding from the federal government and a license agreement entered into between the Company and a customer for which $600,000 was recognized in the second quarter of 1997. Manufacturing equipment sales increased 19% to $1,826,000 compared to an increase of 18% to $1,533,000 in the same period of 1996, due to increased sales of photovoltaic equipment.

                                                      June 30,              % of             June 30,           % of            %
Cost of sales for the three months ended:              1997                Revenues           1996             Revenues       Change
----------------------------------------          --------------           --------     ---------------        --------       ------

Contract research, service and licenses
    cost of sales                                     $2,943,000             64%             $2,019,000          68%          46%
Manufacturing equipment cost of sales                  1,264,000             69%              1,322,000          86%          (4%)
                                                      ----------                             ----------
Total cost of sales                                   $4,207,000             65%             $3,341,000          74%          26%
                                                      ==========                             ==========


                                                      June 30,               % of            June 30,            % of           %
Cost of sales for the six months ended:                1997                Revenues           1996             Revenues       Change
--------------------------------------            --------------           --------     ---------------        --------       ------

Contract research, service and licenses
    cost of sales                                     $5,017,000             65%             $3,949,000          71%          27%
Manufacturing equipment cost of sales                  2,120,000             67%              2,398,000          87%         (12%)
                                                      ----------                             ----------
Total cost of sales                                   $7,137,000             66%             $6,347,000          76%          12%
                                                      ==========                             ==========


The cost of contract research, service and license revenues decreased to 65% for the six months ended June 30, 1997 compared to 71% for the six months ended June 30, 1996. The decline is due to increased volume and reduced costs associated with license revenue recognized by the Company in the second quarter of 1997. Cost of manufacturing equipment decreased to 67% for the six months ended June 30, 1997 compared to 87% for the six months ended June 30, 1996. The decrease in total cost of sales is due to increased efficiencies in the manufacturing process and product mix.


Selling, general and administrative expenses for the six months ended June 30, 1997 were 26% of sales compared to 27% of sales for the six months ended June 30, 1996. Selling, general and administrative expenses decreased as a percentage of sales due to a 31% increase in the sales base. Depreciation and amortization expenses for the six months ended June 30, 1997 increased 2% to $583,000 compared to $570,000 in 1996. Expenditures for capital equipment declined 35% to $231,000 for the six months ended June 30, 1997 compared to $355,000 for the six months ended June 30, 1996.


Liquidity and Capital Resources
-------------------------------

On March 24, 1997, the Company extended its revolving credit facility with Silicon Valley Bank. This agreement established a $2 million revolving credit agreement, subject to the availability of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The line has been secured by all assets of the Company. Interest on the line is at prime plus 1/2%. The linE contains restrictive covenants including provisions relating to profitability and net worth. As of June 30, 1997, the Company had no outstanding balance under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.


New Accounting Pronouncement
----------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

The Company plans to adopt SFAS 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

On June 3, 1997, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote on the following proposals:

     1. To fix the number of directors at six and to elect five members of the Board of Directors. Nominees for Director were: (a) A. John Gale, (b) Udo Henseler, (c) Roger G. Little, (d) Roger W. Redmond, (e) John A. Tarello.

     2. To approve an amendment to the Company's Articles of Organization to increase the authorized Common Stock from 6,000,000 shares to 20,000,000 shares.

     3.   To adopt the 1996 Equity Incentive Plan.

     4.   To approve a plan to restructure the Company.

     Each of the proposals was adopted with a total vote as follows:

                                               Shares         Shares Voting Against          Shares            Broker
                      Proposal               Voting For       or Authority Withheld        Abstaining        Non-votes
                      --------               ----------       ---------------------        ----------        ---------

             No. 1:

                 A. John Gale                2,654,384             165,325                        0                0

                 Udo Henseler                2,654,434             165,275                        0                0

                 Roger G. Little             2,654,434             165,275                        0                0

                 Roger W. Redmond            2,654,434             165,275                        0                0

                 John A. Tarello             2,654,434             165,275                        0                0

             No. 2                           2,538,259             273,850                    7,600                0

             No. 3                           2,071,615             130,675                   12,650          604,769

             No. 4                           2,205,238              13,250                    4,300          596,921


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

A.     The following exhibits are filed herewith:

       3(a)  Articles of Organization as amended.

       11    Statement Regarding Computation of Per Share Earnings.

       27    Financial Data Schedule.

B. During the quarter ended June 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SPIRE CORPORATION
                                        (Registrant)


    13 AUGUST 1997                      By:   /s/ ROGER G. LITTLE
----------------------                        ----------------------------------
Date                                          Roger G. Little
                                              President, Chief Executive
                                              Officer and Chairman of the Board


    13 AUGUST 1997                      By:    /s/ RICHARD S. GREGORIO
----------------------                        ----------------------------------
Date                                          Richard S. Gregorio
                                              Vice President and Chief Financial
                                              Officer, Treasurer, Clerk and
                                              Principal Accounting Officer