Form 10QSB
period 1997-09-30
SPIRE CORP
filed 1997-11-12
CIK 731657

                                      1997
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 1997.
                                       or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from ______________ to _______________


Commission file number:  0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



                      Massachusetts                                                        04-2457335
------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization                 (I.R.S. Employer Identification No.)


One Patriots Park, Bedford, Massachusetts                          01730-2396
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                          (Zip Code)


                                  781-275-6000
--------------------------------------------------------------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,196,847 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on October 31, 1997.


Transitional Small Business Disclosure Format (Check One):     Yes       No X
                                                                  ---      ---

                                SPIRE CORPORATION
                                      INDEX



                                                                                       Page Number
                                                                                       -----------
PART I - FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets                                                     3
    September 30, 1997 (unaudited) and December 31, 1996

    Condensed Consolidated Statements of Operations                                           4
    For the Three Months Ended September 30, 1997 and 1996 and
    For the Nine Months Ended September 30, 1997 and 1996 (unaudited)

    Condensed Consolidated Statements of Cash Flows                                           5
    For the Nine Months Ended September 30, 1997 and 1996 (unaudited)

    Notes to Condensed Consolidated Financial Statements                                      6

    Management's Discussion and Analysis of Financial                                       7 - 9
    Condition and Results of Operations


PART II - OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K.                                                 9

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                               September 30,         December 31,
                                                                                   1997                  1996
                                                                               -------------         ------------
                                                                                (unaudited)
Current assets:
---------------
    Cash and cash equivalents                                                   $ 1,402,548           $   970,997
    Accounts receivable, trade:
       Amounts billed                                                             1,807,393             2,333,588
       Retainage                                                                    120,964               130,215
       Unbilled costs                                                             1,247,063               650,345
                                                                                -----------           -----------
                                                                                  3,175,420             3,114,148
       Less allowance for doubtful accounts                                          85,000               100,000
                                                                                -----------           -----------
           Net accounts receivable                                                3,090,420             3,014,148
                                                                                -----------           -----------
    Inventories (Note 2)                                                          1,667,631             1,020,928
    Deferred income taxes (Note 3)                                                  300,000                    --
    Prepaid expenses and other current assets                                       454,544               287,513
                                                                                -----------           -----------
           Total current assets                                                   6,915,143             5,293,586
                                                                                -----------           -----------

Property and equipment                                                           23,559,710            22,919,385
    Less accumulated depreciation and amortization                               19,021,715            18,299,072
                                                                                -----------           -----------
           Net property and equipment                                             4,537,995             4,620,313
                                                                                -----------           -----------

Computer software costs (less accumulated amortization,
    $806,916 in 1997 and $795,637 in 1996)                                           54,685                31,735
Patents (less accumulated amortization,
    $528,607 in 1997 and $697,119 in 1996)                                          274,511               385,245
Other assets                                                                         25,087               235,230
                                                                                -----------           -----------
                                                                                    354,283               652,210
                                                                                -----------           -----------
                                                                                $11,807,421           $10,566,109
                                                                                ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
--------------------
    Accounts payable                                                            $ 1,148,725           $ 1,233,548
    Accrued liabilities                                                             770,689               654,232
    Advances on contracts in progress                                               118,124             1,385,462
                                                                                -----------           -----------
       Total current liabilities                                                  2,037,538             3,273,242
                                                                                -----------           -----------

Stockholders' equity:
---------------------
    Common stock, $.01 par value; shares authorized 20,000,000 in 1997 and 6,000,000 in 1996; issued 3,715,466 shares in 1997 and
         3,567,185 shares in 1996                                                    37,155                35,672
    Additional paid-in capital                                                    9,410,327             8,491,066
    Retained earnings (deficit)                                                   1,542,089               (34,808)
                                                                                -----------           -----------
                                                                                 10,989,571             8,491,930
    Treasury stock at cost, 552,160 shares in 1997 and 547,160 shares in 1996    (1,219,688)           (1,199,063)
                                                                                -----------           -----------
           Total stockholders' equity                                             9,769,883             7,292,867
                                                                                -----------           -----------
                                                                                $11,807,421           $10,566,109
                                                                                ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                       September 30,
                                                          ---------------------------        -----------------------------
                                                             1997             1996               1997             1996
                                                          ----------       ----------        -----------       -----------

Net sales and revenues:
-----------------------
   Contract research, service and license revenues        $3,833,257       $2,826,892        $10,773,933       $ 8,384,894
   Sales of manufacturing equipment                        2,342,777        1,385,633          6,285,648         4,154,583
                                                          ----------       ----------        -----------       -----------
       Total sales and revenues                            6,176,034        4,212,525         17,059,581        12,539,477
                                                          ----------       ----------        -----------       -----------

Costs and expenses:
-------------------
   Cost of contract research, services and licenses        2,377,376        1,955,318         6,899,334          5,902,490
   Cost of manufacturing equipment                         1,597,626        1,576,976          4,213,078         3,977,156
   Selling, general and administrative expenses            1,486,400        1,148,582          4,284,212         3,377,481
                                                          ----------       ----------        -----------       -----------
       Total costs and expenses                            5,461,402        4,680,876         15,396,624        13,257,127
                                                          ----------       ----------        -----------       -----------

Earnings (loss) from operations                              714,632         (468,351)         1,662,957          (717,650)
-------------------------------

Interest income (expense), net                                10,294           (3,406)            13,940            12,514
                                                          ----------       ----------        -----------       -----------

Earnings (loss) before income taxes                          724,926         (471,757)         1,676,897          (705,136)

Income tax expense                                                --            6,773            100,000             6,773
                                                          ----------       ----------        -----------       -----------

Net earnings (loss)                                       $  724,926       $ (478,530)       $ 1,576,897       $  (711,909)
-------------------                                       ==========       ==========        ===========       ===========

Earnings (loss) per share of common stock                 $     0.22       $    (0.16)       $      0.48       $     (0.24)
-----------------------------------------                 ==========       ==========        ===========       ===========

Weighted average number of common and
   common equivalent shares outstanding                    3,317,628        3,029,868          3,275,147         3,031,260
                                                          ==========       ==========        ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                    1997                  1996
                                                                                -----------            ----------

Cash flows from operating activities:

    Net earnings (loss)                                                         $ 1,576,897            $ (711,909)
    Adjustments to reconcile net earnings (loss) to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                                             845,425               824,457
          Deferred income taxes                                                    (300,000)                   --
          Changes in assets and liabilities:
             Accounts receivable                                                    (76,272)              174,021
             Inventories                                                           (646,703)              181,688
             Prepaid expenses and other current assets                             (167,031)             (290,095)
             Accounts payable and accrued liabilities                                31,634              (328,402)
             Advances on contracts in progress                                   (1,267,338)               18,710
                                                                                -----------            ----------
                 Net cash provided by (used in) operating activities                 (3,388)             (131,530)
                                                                                -----------            ----------

Cash flows from investing activities:
    Additions to property and equipment                                            (611,724)             (547,029)
    Increase in patent costs                                                        (29,370)              (11,975)
    Increase in software production costs                                           (34,229)                   --
    Other assets                                                                    210,143              (188,259)
                                                                                -----------            ----------
       Net cash used in investing activities                                       (465,180)             (747,263)
                                                                                -----------            ----------

Cash flows from financing activities:
    Payments on long-term borrowings                                                     --                (7,619)
    Tax benefit of disqualifying dispositions of stock option exercises             377,763                    --
    Exercise of stock options                                                       542,981                22,231
    Repurchase of common stock                                                      (20,625)              (24,375)
                                                                                -----------            ----------
       Net cash provided by (used in) financing activities                          900,119                (9,763)
                                                                                -----------            ----------

Net increase (decrease) in cash and cash equivalents                                431,551              (888,556)

Cash and cash equivalents, beginning of period                                      970,997             1,130,428
                                                                                -----------            ----------
Cash and cash equivalents, end of period                                        $ 1,402,548            $  241,872
                                                                                ===========            ==========

Supplemental disclosures of cash flow information:
       Cash paid during the quarter for:
          Interest expense                                                      $     5,118            $    2,790
                                                                                ===========            ==========
          Income taxes                                                          $    75,895            $    6,773
                                                                                ===========            ==========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997


(1)   INTERIM FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1997 and December 31, 1996 and the results of operations and changes in cash flows for the nine months ended September 30, 1997 and 1996. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997. Certain amounts from the second quarter 1997 financial statements have been reclassified to conform to the third quarter 1997 presentation.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1996.

      The financial statements, with the exception of the December 31, 1996 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)   INVENTORIES

      Inventories consist of the following:                                September 30,               December 31,
                                                                               1997                        1996
                                                                           -------------               ------------

                  Raw materials                                             $  802,403                  $  572,309
                  Work in process                                              865,228                     448,619
                                                                            ----------                  ----------
                                                                            $1,667,631                  $1,020,928
                                                                            ==========                  ==========


(3)   INCOME TAXES

      The amount recorded as a deferred income tax asset as of September 30, 1997 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. At September 30, 1997, based on the Company's level of net income and projected earnings, the Company reduced the valuation allowance by $581,651. The Company continually re-evaluates the recoverability of deferred tax assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

Net sales and revenues for the quarter ended September 30, 1997 increased 47% to $6,176,000 compared to a decrease of 1% to $4,213,000 for the quarter ended September 30, 1996. For the quarter ended September 30, 1997, the Company had net earnings of $725,000 compared to a net loss of $479,000 for the quarter ended September 30, 1996. The retained earnings were $1,542,000 as of September 30, 1997 compared to a $35,000 accumulated deficit as of December 31, 1996. Working capital as of September 30, 1997 was $4,878,000 compared to $2,020,000 as of December 31, 1996, an increase of 141%.

                                                 September 30,                        September 30,                      %
Revenues for the three months ended:                 1997                                 1996                        Change
-----------------------------------              -------------                        -------------                   ------

Contract research, service and license revenues  $ 3,833,000                           $2,827,000                       36%
Manufacturing equipment sales                      2,343,000                            1,386,000                       69%
                                                 -----------                           ----------
Net sales and revenues                           $ 6,176,000                           $4,213,000                       47%
                                                 ===========                           ==========


                                                September 30,                         September 30,                      %
Revenues for the nine months ended:                 1997                                  1996                        Change
----------------------------------              -------------                         -------------                   ------

Contract research, service and license revenues  $10,774,000                           $ 8,385,000                      28%
Manufacturing equipment sales                      6,286,000                             4,155,000                      51%
                                                 -----------                           -----------
Net sales and revenues                           $17,060,000                           $12,540,000                      36%
                                                 ===========                           ===========


Net sales and revenues for contract research, service and license revenues for the quarter ended September 30, 1997 increased 36% to $3,833,000 compared to a decline of 13% to $2,827,000 in 1996. The increase in these revenues in 1997 is due to the Company's focus on specific technologies that meet its long-term strategic goals. Manufacturing equipment sales increased 69% to $2,343,000 compared to an increase of 37% to $1,386,000 in the same period of 1996, due to increased sales of photovoltaic equipment resulting from the expansion of the photovoltaics industry.

                                                  September 30,         % of          September 30,       % of           %
Cost of sales for the three months ended:             1997            Revenues            1996          Revenues      Change
----------------------------------------          -------------       --------        -------------     --------      ------

Contract research, service and licenses
    cost of sales                                  $2,377,000            62%            $1,955,000          69%        (7%)
Manufacturing equipment cost of sales               1,598,000            68%             1,577,000         114%       (46%)
                                                   ----------                           ----------
Total cost of sales                                $3,975,000            64%            $3,532,000          84%       (20%)
                                                   ==========                           ==========

                                                  September 30,         % of          September 30,       % of           %
Cost of sales for the nine months ended:              1997            Revenues            1996          Revenues      Change
---------------------------------------           -------------       --------        -------------     --------      ------

Contract research, service and licenses
    cost of sales                                 $ 6,899,000            64%            $5,902,000          70%        (6%)
Manufacturing equipment cost of sales               4,213,000            67%             3,977,000          96%       (29%)
                                                  -----------                           ----------
Total cost of sales                               $11,112,000            65%            $9,879,000          78%       (13%)
                                                  ===========                           ==========

The cost of contract research, service and license revenues decreased to 64% for the nine months ended September 30, 1997 compared to 70% for the nine months ended September 30, 1996. Cost of manufacturing equipment decreased to 67% for the nine months ended September 30, 1997 compared to 96% for the nine months ended September 30, 1996. The decrease in total cost of sales is due to increased efficiencies in the manufacturing process, product mix and higher volume.

Selling, general and administrative expenses for the three months and nine months ended September 30, 1997 were 24% and 25% of sales compared to 27% of sales for the three months and nine months ended September 30, 1996, respectively. Selling, general and administrative expenses decreased as a percentage of sales due to a 47% and 36% increase in the sales base for the three months and nine months ended September 30, 1997, respectively. Depreciation and amortization expenses for the nine months ended September 30, 1997 increased 3% to $845,000 compared to $824,000 in 1996. Expenditures for capital equipment increased 12% to $612,000 for the nine months ended September 30, 1997 compared to $547,000 for the nine months ended September 30, 1996.

The Company recorded tax expense of $400,000 for the nine months ended September 30, 1997. This expense was partially offset by a deferred income tax asset of $300,000, which represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient furture taxable income within the carryforward period. At September 30, 1997, the Company has approximately $753,000 of general business tax credits available to offset future taxable income which expire through 2001. The Company also has approximately $340,000 of alternative minimum tax credits to offset future taxable income.


LIQUIDITY AND CAPITAL RESOURCES

On April 4, 1997, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement established a $2 million revolving credit facility, subject to the availability of 80% of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit guarantees for foreign customers. The line has been secured by all assets of the Company. Interest on the line is at prime. The line contains restrictive covenants including provisions relating to profitability and net worth. As of September 30, 1997, the Company had no outstanding balance under this revolving credit line.

The Company believes it has sufficient resources to finance its anticipated capital expenditures through working capital, existing lines of credit or available lease arrangements.


NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the consolidated financial statements of the Company.

In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is currently not expected to have a material impact on the Company's consolidated financial statements and footnote disclosures.

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



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.    The following exhibits are filed herewith:

      11    Statement Regarding Computation of Per Share Earnings.

      27    Financial Data Schedule.

B. During the quarter ended September 30, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SPIRE CORPORATION
                                    (Registrant)


    13 November 1997                By: /s/ Roger G. Little
-----------------------------           ----------------------------------------
Date                                    Roger G. Little
                                        President, Chief Executive Officer and
                                        Chairman of the Board


    13 November 1997                By: /s/ Richard S. Gregorio
-----------------------------           ----------------------------------------
Date                                    Richard S. Gregorio
                                        Vice President and Chief Financial
                                        Officer, Treasurer, Clerk and
                                        Principal Accounting Officer