Form 10KSB
period 1997-12-31
SPIRE CORP
filed 1998-03-30
CIK 731657

                                      1997
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

( Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1997.
                                       or
[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         [No Fee Required] For the transition period from _________to___________


Commission file number:  0-12742

                               SPIRE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

MASSACHUSETTS                                                                                                            04-2457335
------------------------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization                                   (I.R.S. Employer Identification No.)

 ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS                   01730-2396                          781-275-6000
------------------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)            (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
            TITLE OF EACH CLASS                                                           NAME OF EACH EXCHANGE ON WHICH  REGISTERED
            -------------------                                                           ------------------------------------------
                Not applicable                                                                           Not applicable

Securities registered under Section 12(g) of the Exchange Act:                       Common Stock, $.01 Par Value, Nasdaq
                                                               ---------------------------------------------------------------------

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

State issuer's revenues for its most recent fiscal year:  $23,014,000.

Based on the closing average price for the registrant's voting stock on February 27, 1998, the aggregate market value of such voting stock held by non-affiliates of the registrant was $22,824,000 on February 27, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,221,716 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on February 27, 1998.

Transitional Small Business Disclosure Format (Check One):
                                                  Yes              No X
                                                     ---             ---

DOCUMENTS INCORPORATED  BY REFERENCE
Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 1998 Annual Meeting to be held on May 21, 1998 are incorporated by reference into Part III of this Report.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS

     This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BUSINESS DEVELOPMENT

     Spire Corporation ("Spire" or the "Company"), a Massachusetts corporation incorporated in 1969, is organized into three business areas all of which have developed out of the Company's expertise in semiconductor technologies:
Photovoltaics, Optoelectronics and Biomedical. The Company's revenues over the past three years have been between $17 and $23 million, but the sources of those revenues have varied among the Company's three primary business areas.

BUSINESS OF ISSUER

     Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 138 factories and in 38 countries. The Company also offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications, including solar cells used to power satellites. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or antimicrobial characteristics of orthopedic and other medical devices.

PHOTOVOLTAICS

     Photovoltaics, the technology of using solar cells to convert sunlight directly into electricity, is a growing alternative energy production method and an increasingly important component of world energy production, particularly in the wireless telecommunications sector. With this technology, electricity is produced by using photovoltaic modules, which consist of a number of solar cells connected to each other and laminated in reliable and durable support structures. The Company believes that it is the only company that manufactures each piece of equipment necessary for a complete production line that fabricates photovoltaic solar cells into modules. The Company's module manufacturing equipment and production line configurations offer its customers a range of manufacturing processes, from relatively labor intensive to fully automated systems. Spire's products include solar cell testers, cell tabbing and stringing assemblers, laminators and sun simulator module testers, as well as turnkey module production lines complete with comprehensive technology, training and service support.

     Spire's market leadership and international reputation for quality manufacturing and process technology position the Company to capitalize further on the expanding global photovoltaic market. In the past five years, global usage of terrestrial photovoltaic power has increased substantially, due to such factors as rural electrification in the developing world, the accelerated growth of wireless telecommunications, with its need for wireless power, and increased environmental concerns encouraging the use of renewable energy sources. Awareness and acceptance of photovoltaics as an energy source are growing as a result of receiving significant support from initiatives such as the PV Rooftop Program in Japan, the Building Integration Program in Germany and the Clinton Administration's recently announced "Million Solar Roofs Initiative." See "Risk Factors - Dependence on Market Growth," " - Competition" and " - Dependence on Export Sales."

OPTOELECTRONICS

     Optoelectronics involves the conversion of light to electricity, like photovoltaics, and/or the conversion of electricity to light. Optoelectronics uses thin film technology, such as metalorganic chemical vapor deposition (MOCVD), to create semiconductor devices for telecommunications, biomedical and electronics applications. In an MOCVD reactor, specialized semiconductor materials are deposited onto substrate wafers as single-crystal thin films. These wafers are then further processed into various semiconductor devices.

     Optoelectronics technology is used, among other things, to create specialized types of solar cells to power space satellites; to create components for biomedical instruments, such as semiconductor diode lasers, flat panel displays and digital radiography; and to produce semiconductor wafers necessary for electronic instruments such as cellular telephones. The Company believes that the market for MOCVD deposited films and other optoelectronics technology is expanding rapidly, driven in part by the growth in the telecommunications industry (which will require additional satellites powered by solar cells) and the medical industry. Spire's processing facilities now include seven MOCVD reactors, housed in a Class 100 Cleanroom.

     The Company currently produces several products based on its optoelectronics technology, including diode lasers and compound semiconductor wafers. The Company also has certain products under development using its proprietary technologies. The Company believes that its current products, as well as those under development, may have significant commercial potential. See "Risk Factors - Technological Advances; Dependence of Future Product Development and Market Acceptance" and " - Expansion into New Markets."

BIOMEDICAL

     The Company uses its ion beam technology to provide processing services to the medical industry by treating the surfaces of products, such as orthopedic devices and catheters, that are used in the human body. The Company's surface treatment technologies include ion implantation and the Company's proprietary ion beam assisted deposition (IBAD). The Company uses its ion implantation technology, such as its IONGUARD(R) service, to bombard the surface of certain titanium and cobalt-chromium alloy medical devices with ions to enhance their mechanical and chemical surface properties. This process reduces friction and improves wear, fatigue and corrosion resistance of the devices. The Company's proprietary IBAD technology is used in its family of IONCIDE(TM) infection-resistant treatments applied to metal, polymers and ceramics for medical applications.

     The Company believes that the two main factors leading to the growth of the orthopedic implant segment of the medical device industry are the aging of the U.S. population and the trend toward more active lifestyles later in life. These factors have led to the need for a greater number of artificial joints, such as knees and hips, as well as the need for these devices to last longer and resist wear. Currently, only a small percentage of orthopedic devices are treated with the Company's proprietary processing technologies. However, the Company believes that there will be a growing demand for its orthopedic device processing services.

     The Company targets its IONGUARD service to the orthopedic market and its IONCIDE processes to manufacturers of devices such as catheters. The Company's strategy is to be a value-added vendor to the manufacturer, thereby offering an improved product to the medical industry. See "Risk Factors - Dependence on Market Growth," " - Expansion into New Markets" and " - Government Regulation."

                               GENERAL INFORMATION

RESEARCH AND DEVELOPMENT

     The Company's policy is to support as much of its research and development as possible through government contract funding, which it recognizes as revenue. Revenues from the Company's research and development contracts funded by the U.S. government were $7,972,000 in 1997, $6,706,000 in 1996 and $8,232,000 in
1995, accounting for 35%, 39% and 48%, respectively, of the Company's net sales and revenues for these periods. As of December 31, 1997, the Company was performing 40 contracts for the U.S. government. All contracts with U.S. government agencies have been audited and settled through December 1995. The audit for the year ended December 31, 1996 has not yet been performed.

     The Company's contracts with the U.S. government grant to the Company proprietary rights in any technology developed pursuant to such contracts and grant to the U.S. government a non-exclusive license to utilize the technology for its benefit. The U.S. government retains the right to obtain the patent on any inventions made under these contracts as to which patent protection is not sought and obtained by the Company. The Company's rights to technology developed under contracts with private companies vary, depending upon negotiated terms. See "Risk Factors - Dependence on Outside Funding for Research and Development," "Protection of Proprietary Technology" and " - Government Regulation."

     The Company's internally funded research and development expenditures were $133,000 in 1997, $84,000 in 1996 and $59,000 in 1995.

SALES AND MARKETING

     The Company builds its photovoltaic module manufacturing equipment only to order, and generally requires 35% of the total purchase price on order, 55% on shipment and the final 10% upon acceptance of the equipment by the customer. The Company receives progress payments under its research and development contracts on a cost reimbursement or per deliverable basis. Biomedical processing services and optoelectronic devices generally are sold on a net 30 day basis.

     The Company markets its products and services through a network of non-exclusive commissioned sales representatives, as well as through its internal staff. The Company had 19 sales representatives as of December 31, 1997. These outside sales representatives are responsible for making initial contacts with potential customers, after which the representatives work in conjunction with the Company's internal staff to consummate sales. The Company believes that use of outside sales representatives is particularly important in facilitating access into certain foreign countries. Most of the Company's sales representatives have had long term relationships with the Company, and work with the Company without written agency agreements. Sales initiated through the Company's internal staff arise from a number of sources, including trade shows, printed advertisements and telephone campaigns.

     The Company recently entered into two agreements with Marubeni Corporation of Nagoya, Japan, relating to the manufacture and distribution of certain Spire photovoltaic module manufacturing equipment in Japan. Under the agreements, Marubeni will distribute, and in some cases manufacture under a technology license, certain of Spire's photovoltaic module manufacturing equipment under the Company's name in Japan, and has rights to market this equipment line throughout certain countries in Southeast Asia and the Pacific Rim. Marubeni's Japanese office established on behalf of the Company is headed by the Company's long-time photovoltaic equipment sales representative in Japan. Management believes that this office will give the Company the in-country presence it needs to grow its already established photovoltaic module manufacturing equipment business in Japan. The Company also has recently opened an office in Denver, Colorado, to support the Company's marketing activities in the Far West and Midwest.

     In the biomedical area, the Company concentrates on identifying and serving the leading U.S. manufacturers of orthopedic and other medical devices. Where possible, the Company seeks to be the sole provider of surface processing services to its biomedical customers. The Company is expanding its marketing program in this area to include physicians and hospitals who utilize such devices.

     The Company's scientists are responsible for submitting proposals to the U.S. government and other outside sources for sponsored research and development work, particularly in the optoelectronics area. The Company has been increasing its efforts to commercialize its extensive optoelectronics technology, by focusing on marketing new optoelectronic products and forming relationships for exploitation of the Company's optoelectronics technology, both domestically and internationally. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Reliance on Sales Representatives" and "Technological Advances; Dependence on Future Product Development and Market Acceptance."

MANUFACTURING AND QUALITY CONTROL

       The Company manufactures all of its products and performs all of its biomedical processing services in a single facility. The fulfillment of each customer order for the Company's photovoltaic module manufacturing equipment requires customized engineering and systems design. While the time required to fill orders is slightly different for each item of equipment, it generally takes approximately six months from date of order to delivery to the customer. The first few months of this process are devoted to customizing the design of the item of equipment to meet the customer's requirements. The balance of the time is spent on internal assembly, wiring and testing of the equipment. The Company maintains quality control measures throughout each step of the manufacturing process. Employees are responsible for reviewing incoming materials, conducting interim testing throughout the Company's processing of the materials, and servicing and testing final products before shipment to the Company's customers.

     The Company's MOCVD reactors produce wafers with layers of semiconductor materials, some of which are further processed into semiconductor devices. All the Company's semiconductor wafers and semiconductor devices are tested in the Company's measuring lab for quality control before shipment to the customer. The Company currently produces semiconductor wafers only to order. In the biomedical area, customers ship medical devices to be surface-processed to the Company. These devices are reviewed for surface defects prior to undergoing the Company's surface processing, and are reviewed again for defects upon completion of the processing. The devices are then shipped back to the customer.

     The Company assembles its photovoltaic module manufacturing equipment from a combination of components purchased from a variety of suppliers and self-fabricated components. The Company has not experienced any major price instability, or lack of availability, of its components. For many items, alternate sources are available. The Company believes that the loss of any supplier would not be material due to the ability to use alternate suppliers or to substitute other items with minimal re-engineering. The Company anticipates that it will be able to manufacture and procure all such parts and materials in sufficient quantities to meet its needs. See "Risk Factors - Dependence on Single Manufacturing Facility."

PROPRIETARY RIGHTS

     Over the course of more than 25 years of research and development, the Company has accumulated extensive scientific and technological expertise. The Company actively protects certain of its technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as appropriate. The Company currently has 40 U.S. patents, of which two are jointly owned, four patents pending in the United States and two foreign patents pending, all of which cover elements of its materials and processing technologies.

     Substantially all of the Company's research and development work is funded by the U.S. government and other entities. The U.S. government retains the right to obtain a patent on any invention developed under government contracts as to which the Company does not seek and obtain a patent, and may require the Company to grant a third party license of such invention if steps to achieving practical application of the invention have not been taken. The U.S. government also retains a non-exclusive, royalty-free, non-transferable license to all technology developed under government contracts, whether or not patented, for government use, including use by other parties to U.S. government contracts. Furthermore, the Company's U.S. government contracts prohibit the Company from granting exclusive rights to use or sell any inventions unless the grantee agrees that any product using the invention will be manufactured substantially in the United States. See "Risk Factors - Protection of Proprietary Technology" and "Government Regulation."

COMPETITION

     The Company sells its products and services in competitive markets. Entities now operating in related markets may enter the Company's markets. Some of the Company's current and potential competitors have financial and technical resources greater than those of the Company. Competitive factors for the Company in its various markets include the amount and pace of technological innovation, financial resources, product quality, timely delivery, service and price. The Company believes that there are considerable barriers to entry into the markets it serves, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge.

     The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market, particularly in Japan. As an industry leader, the Company has been subject to pricing pressures on certain components of its photovoltaic module manufacturing equipment product line. The Company's more technologically sophisticated and highly automated equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers may from time to time produce certain items of equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors.

     With respect to its optoelectronics and biomedical products and services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

     In the space solar cell market, which the Company anticipates entering, the Company will face competition from larger, established companies with greater financial resources than the Company. Furthermore, the space solar cells the Company anticipates offering may compete with space solar cells of other manufacturers, which use different technologies. In addition, the expansion of the space solar cell market may attract more companies to enter the market, and may cause companies already in the market to expand capacity, which may affect the ability of the Company to compete effectively.

     Because the Company often markets its photovoltaic products to governmental agencies or financiers in foreign countries, it faces certain risks inherent in international sales, such as regulatory requirements, political and economic changes and disruptions and transportation delays. The Company also faces competition from government or private companies in these countries. The Company addresses these issues by working with local commissioned sales representatives, seeking to establish a local presence, such as through its agreements with Marubeni, maintaining technological leadership, and quoting prices and accepting payment only in U.S. dollars, generally against letters of credit. Because the Company sells its products only in U.S. dollars, the Company's sales could be adversely affected to the extent that its customers have limited access to U.S. dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. See "Risk Factors - Competition" and " - Dependence on Export Sales."

EMPLOYEES

     As of December 31, 1997, the Company employed 141 people, of whom 131 were full-time. Twelve of the Company's employees hold Ph.D.'s. The Company has 41 employees on its technical staff and 10 on its manufacturing staff. The Company has never experienced a work stoppage and considers its relationship with its employees to be good. See "Risk Factors - Competition" and " - Dependence on Export Sales."

GOVERNMENT REGULATION

     The Company's government contracting activities are subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of the Company's business, as well as to work performed for the Company by any subcontractors. The Company believes that it has put in place systems and personnel to ensure compliance with all U.S. government regulations relating to contracting.

     The Company also is subject to export control regulations that govern the export of Company products to certain countries, as well as the release of technical information to non-U.S. individuals and entities. Further, the Company is subject to federal, state and local governmental environmental regulations and to federal OSHA regulations. The Company believes that it has complied in all material respects with all applicable environmental and safety regulations and has all permits necessary to conduct its business. The Company employs a full-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance has not been material to the Company.

     The introduction by the Company's customers of certain new biomedical products depends on passage of these products through various stages of review by the FDA. The process of obtaining regulatory approvals involves lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The Company continues to refine its interaction with its customers in the regulatory approval process in an effort to streamline its customers' application process. See "Risk Factors Government Regulation."

                                  RISK FACTORS

     In addition to the other information in this SEC Form 10-KSB, prospective investors should consider the following risk factors inherent in and affecting the business of the Company. The discussion in this SEC Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

     DEPENDENCE ON MARKET GROWTH. The ability of the Company to sustain or expand its business depends substantially on the stability and growth of the various markets for the Company's products and services.

     The growth of the photovoltaic market is tied to the continued growth of worldwide need for wireless power, especially in the developing world, and on domestic and international government funding of initiatives to promote solar energy as an alternative to the burning of fossil fuels and other energy production methods. There can be no assurance that government funding for such initiatives will continue to be available, or that solar energy will prove to be a cost-effective alternative to other energy sources and gain acceptance where traditional energy sources continue to be available. Most of the Company's revenues from its optoelectronics activities are generated by research and development contracts with the U.S. government. There can be no assurance that the U.S. government will continue to fund research and development projects at the same or higher levels than it has in the past. The growth of the Company's biomedical business depends on the condition of the health care system and the industry sectors serving that system. The health care system recently has been characterized by pricing pressures and consolidations which could reduce or eliminate demand for the Company's processing services. The merger or consolidation of manufacturers of orthopedic and other medical devices could reduce the number of customers for the Company's biomedical processing services.

     COMPETITION. The Company sells its products and services in competitive markets. Entities now operating in related markets may enter the Company's markets. Some of the Company's current and potential competitors have financial and technical resources greater than those of the Company. Competitive factors for the Company in its various markets include the amount and pace of technological innovation, financial resources, product quality, timely delivery, service and price. Although the Company believes that there are considerable barriers to entry into the markets it serves, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge, there can be no assurance that new or existing entities will not seek to enter the Company's markets.

     The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market, particularly in Japan. The Company's more technologically sophisticated and highly automated photovoltaic module manufacturing equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers may from time to time produce certain items of equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. With respect to its optoelectronics and biomedical products and services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In the space solar cell market, which the Company anticipates entering, the Company will face competition from larger, established companies with greater financial resources than the Company. The expansion of this market may attract more companies to enter the market, and may cause companies already in the market to expand capacity, which may affect the ability of the Company to compete effectively. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

     DEPENDENCE ON OUTSIDE FUNDING FOR RESEARCH AND DEVELOPMENT. Substantially all of the Company's research and development work is funded by the U.S. government and other outside sources. Loss of outside funding may materially adversely affect the Company's ability further to develop its proprietary technologies and applications of these technologies to its current products and products under development. If the Company is unable to maintain its current level of such funding for any reason, the Company would need to generate funds for such research from other sources, reduce its research and development effort or increase its internal research and development. An increase in internally funded research and development would have a negative impact on profitability. U.S. government contracts are cancelable without the Company's consent. Furthermore, all companies that are parties to cost-plus contracts with the U.S. government are subject to annual government audit and possible recapture of payments. While the Company has not incurred significant losses as a result of government audits to date, the Defense Contract Audit Agency has not yet audited the Company and the rates at which the Company is reimbursed for future government contracts. Loss of a number of U.S. government or other research and development contracts could have a material adverse effect on the Company's business, results of operations or financial condition.

     DEPENDENCE ON EXPORT SALES. For the fiscal years ended December 31, 1997, 1996 and 1995, export sales from the United States accounted for approximately 34%, 19% and 17%, respectively, of the Company's net sales and revenues. Substantially all of the Company's international revenues are derived from sales of its photovoltaic module manufacturing equipment. The Company anticipates that international sales will continue to account for a significant portion of net sales and revenues. The Company intends to continue to expand its export sales and to enter additional international markets, which may require significant management attention and financial resources. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, national preferences for locally manufactured products and import duties or other taxes which may affect the prices of the Company's products in other countries relative to competitors' products. In addition, present or future U.S. government trade restrictions relating to sales to certain countries may limit the Company's ability to sell its products in the affected foreign countries.

     The Company currently sells its products only in U.S. dollars. As a result, the Company's sales could be adversely affected to the extent that its customers have limited access to U.S. dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. If the Company chooses to accept payment for its products in other currencies, it may be subject to reduced profits from adverse changes in exchange rates. These factors could have a material adverse effect on the Company's business, results of operations or financial condition.

     RELIANCE ON SALES REPRESENTATIVES. The Company markets its photovoltaic manufacturing equipment products through a network of non-exclusive commissioned sales representatives, as well as though its internal staff. While the Company believes it has good relationships with its sales representatives, there can be no assurance that the Company will be able to retain such representatives. In addition, under the Company's agreements with Marubeni Corporation of Nagoya, Japan, Marubeni will distribute, and in some cases manufacture under a technology license, certain Spire photovoltaic module manufacturing equipment under Spire's name in Japan, and has rights to market this equipment line throughout certain countries in Southeast Asia and the Pacific Rim. The loss of a significant number of the Company's commissioned sales representatives or the inability of Marubeni to market and distribute the Company's products effectively in Japan, Southeast Asia and the Pacific Rim could adversely affect the Company's ability to market its photovoltaic products and could have a material adverse effect on the Company's business, results of operations or financial condition.

     RECENT INCREASE IN PROFITABILITY; FLUCTUATIONS IN OPERATING RESULTS. While the Company reported net earnings of $1,667,000 for the year ended December 31, 1997, the Company experienced a net loss in two out of its prior three full fiscal years, and a loss from operations in all three of such fiscal years. There can be no assurance that the Company will sustain profitability. Furthermore, the Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of management's control. These factors include, among others, timing of capital expenditures by customers, changes in demand for the Company's products, long business procurement cycles, changes in pricing policies by the Company and its competitors, cancellation or delay by customers of contracts with the Company and access to U.S. currency by the Company's customers.

     TECHNOLOGICAL ADVANCES; DEPENDENCE ON FUTURE PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE. Each of the areas in which the Company maintains a proprietary technology position, particularly photovoltaics and optoelectronics, is characterized by rapid technological advances and improvements in manufacturing efficiencies. The Company's ability to operate profitably depends in large part on its timely access to, or development of, technological advances, and on its ability to use those advances to improve existing products, develop new products and manufacture those products efficiently. In addition, there can be no assurance that the Company will be able to attain market acceptance for commercial products based on these technologies. The failure to introduce new or enhanced products on a timely and cost competitive basis, or to attain market acceptance for commercial products, could have a material adverse effect on the Company's business, results of operations or financial condition

     PROTECTION OF PROPRIETARY TECHNOLOGY. The Company actively protects certain of its intellectual property and technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as it deems appropriate. The Company currently has 40 U.S. patents, two of which are jointly owned, four patents pending in the United States and two foreign patents pending, all of which cover elements of its materials and processing technologies. There can be no assurance that the Company will be able to assert its intellectual property rights successfully against allegedly infringing competitors, and the inability to assert its rights successfully may have a negative impact on the Company's competitive position and financial condition. Furthermore, there can be no assurance that the Company's intellectual property rights will deter others from developing substantially equivalent or competitive products or from reverse-engineering the Company's products. Even if a third party's products infringe upon the Company's patents or other intellectual property, it may be costly to enforce such rights, and such enforcement efforts may divert management attention from the operations of the Company. In addition, the foreign legal protection afforded intellectual property rights, including patents, if issued, may be different from that afforded under U.S. laws. To the extent the Company relies on non-disclosure agreements to protect its rights, there can be no assurance that such information will not be disclosed in breach of these agreements or, if disclosed, that the Company will be able to recover amounts sufficient to compensate it for any damage such disclosure may cause.

     Further, although no such claims are currently outstanding against the Company, there can be no assurance that the Company will not be subject to patent or other intellectual property rights infringement claims asserted by others, or if asserted, that the Company will be successful in defending its position or challenging such claims. In the event that the Company will be successful in defending its position or challenging such claims. In the event that the Company were to be adjudged to infringe patents or other intellectual property rights of others, the Company might be required to pay damages, and might be enjoined from making, using or selling the infringing product or service, or might be required to obtain a royalty-bearing license, if available on acceptable terms. Alternatively, in the event a license is not offered or is not available on commercially acceptable terms, the Company may be required to re-engineer the affected products or processes to avoid such infringement. There can be no assurance that any such re-engineering will be successful or will result in commercially acceptable alternatives, and any such re-engineering may entail significant or prohibitive expense to the Company.

     In addition to the foregoing, the U.S. government retains the right to obtain a patent on any invention developed under contract as to which patent protection is not sought and obtained by the contractor, or to require the contractor to grant a third party license of such invention if steps to achieve practical application of the invention have not been taken. The Company has not sought, and will not seek, patent protection for each of its inventions under U.S. government contracts, either due to the nature of the invention or the cost of applying for and obtaining a patent. This practice subjects the Company to the potential of losing patent rights to the U.S. government. The Company also may not achieve practical application of an invention in each instance, or in a timely manner, thus leading to the possibility of a mandatory third party license. Furthermore, the U.S. government retains a non-exclusive, royalty-free, non-transferable license to all technology developed under government contracts, whether or not patented, for government use, including use by other parties to U.S. government contracts.

     DEPENDENCE ON SINGLE MANUFACTURING FACILITY. The Company has only one manufacturing facility, and the Company's revenues are dependent upon the continued operation of such facility. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, the Company has obtained certain permits to conduct its business as currently operated at its facility. There can be no assurance that such permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that the Company will be able to obtain similar permits to operate at another location. While the Company maintains insurance covering certain of such risks, including business interruption coverage, there can be no assurance that the occurrence of these or any other operational problems at the Company's facility would not materially adversely affect the Company's business, results of operations or financial condition.

     NEED TO MANAGE GROWTH. The future success of the Company will depend upon, among other factors the ability of the Company to identify and exploit new product and services opportunities, to recruit, hire, train and retain highly educated, skilled and experienced management and technical personnel, to generate capital from operations and to manage the effects of growth on all aspects of its business, including research, development, manufacturing, distribution, sales and marketing, administration and finance. Any failure by the Company to identify and exploit new product and service opportunities, attract or retain necessary personnel, generate adequate revenues or conduct its expansion or manage growth effectively could have a material adverse effect on the Company's business, results of operations or financial condition.

     DEPENDENCE ON KEY PERSONNEL. The Company's long-term success and its growth strategy depend on the efforts and abilities of its senior management, particularly Roger G. Little, the Company's founder and its Chairman, Chief Executive Officer and President, and on its technical staff. The loss of services of Mr. Little or one or more of the Company's technical staff, or an ability of the Company to attract and motivate highly educated and skilled employees, could result in the Company's inability to continue certain product offerings, and could have a material adverse effect on the Company's business, results of operations or financial condition. The Company has recently appointed Vice Presidents for its photovoltaics and biomedical areas, to replace two former Vice Presidents who resigned during the fourth quarter of 1997. While the Company believes that the two new Vice Presidents are highly qualified senior managers, there can be no assurance that these management changes will not have an adverse effect the Company's operations. Further, there can be no assurance that the former employees will not compete with the Company or disclose Company confidential information, whether or not in violation of any agreements. While the Company would seek to enforce its rights, any such competition or disclosure could have a material adverse effect on the Company's business, results of operations or financial condition.

     CONTROL BY PRINCIPAL STOCKHOLDER. Roger G. Little, the Chairman of the Board, Chief Executive Officer and President of the Company, controls approximately 44% of the Company's outstanding Common Stock. In addition, as one of three Trustees of the Company's 401(k) Plan, Mr. Little may exercise control over shares of Common Stock held by the Plan. As a result, Mr. Little is in a position to exert significant influence over actions of the Company which require stockholder approval and generally to direct the affairs of the Company, including potential acquisitions, sales and changes in control of the Company.

     GOVERNMENT REGULATION. The process of bidding for, obtaining, retaining and performing U.S. government contracts is subject to a large number of U.S. government regulations and oversight requirements. Compliance with these government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of the Company's business, as well as to work performed for the Company by any subcontractors. Any failure by the Company to comply with applicable regulations, or to require its subcontractors so to comply, could result in a variety of adverse consequences, ranging from remedial requirements to termination of contracts, reimbursement of fees, reduction of fees on a going forward basis and prohibition from obtaining future U.S. government contracts. While the Company believes that it has put in place systems and personnel to ensure compliance with all U.S. government regulations relating to contracting, there can be no assurance that it will at all times be in compliance or that any failure to comply will not have a material adverse effect on the Company's business, results of operations or financial condition. Furthermore, the Company's U.S. government contracts include provisions prohibiting the Company from granting exclusive rights to use or sell any inventions unless such grantee agrees that any product using the invention will be manufactured substantially in the United States.

     The Company is subject to export control regulations, which govern the export of Company products to certain countries, as well as the release of technical information to non-U.S. individuals and entities. It also is subject to the federal Occupational Safety and Health Act ("OSHA"). While the Company has a full-time compliance officer monitoring compliance with these laws and regulations, there can be no assurance that it will at all times be in compliance. Failure to comply with these laws and regulations could result in penalties to the Company, including fines and requirements to take remedial action, which would have a material adverse effect on the Company's business, results of operations or financial condition.

     The Company is also subject to a number of federal, state and local government regulations relating to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its business. Any failure to comply with present or future regulations could result in the imposition of fines and the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand, or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or to remediate any pollution.

     The introduction by the Company's customers of certain new biomedical products depends on such products' passage through various stages of review by the United States Food and Drug Administration ("FDA"). The process of obtaining regulatory approvals involves lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. There can be no assurance as to the timely or positive outcome of any such review process. The inability of the Company's customers to obtain such approvals in a timely manner, or at all, could impede or prevent the introduction of these biomedical products into the marketplace, and could adversely affect the Company's revenues from its biomedical services.

     The extent of government regulation that may arise from future legislative or administrative action cannot be predicted.

     RISK OF UNINSURED LOSS. The use of orthopedic and other medical devices may entail a risk of physical injury to patients. To the extent the Company has been involved in the manufacturing of these products, it may be exposed to potential product liability and other damage claims. Furthermore, the use of the Company's photovoltaic module manufacturing equipment could result in operator injury. To date, no product liability or other damage claim has been initiated against the Company. The Company maintains product liability and umbrella insurance coverage; however, there can be no assurance that any product liability claim assessed against the Company would not exceed its insurance coverage, or that insurance coverage will continue to be available. While the Company typically obtains agreements of indemnity from manufacturers of biomedical products for which the Company provides services, there can be no assurance that any such indemnity agreements will be enforceable or that such manufacturers will have adequate funds to meet their obligations under such agreements. The cost of defending a product liability, negligence or other action, and/or assessment of damages in excess of insurance coverage, could have a material adverse effect on the Company's business, results of operations, or financial condition.

     FLUCTUATIONS IN STOCK PRICE. The Company's Common Stock has recently experienced price and volume fluctuations and may experience such fluctuations in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, changes in domestic or foreign governmental regulations or regulatory approval processes and fluctuations in quarterly operating results, have and may continue to have a significant impact on the market price of the Common Stock. Moreover, the stock market (and in particular the securities of technology companies such as the Company) has experienced and could in the future experience extreme price and volume fluctuations. These fluctuations may be unrelated to operating performance and could have a significant impact on the market price of the Common Stock.

     NO DIVIDENDS. The Company has paid no dividends since its inception. The Company anticipates retaining any future earnings for operations and does not anticipate that dividends will be paid in the foreseeable future. Under its credit agreement with Silicon Valley Bank, the Company is prevented from paying dividends without the prior written consent of the Bank.

ITEM 2.  PROPERTIES

     The Company leases 74,000 square feet in a building located at One Patriots Park, Bedford, Massachusetts. The production facilities and substantially all of the Company's offices are located in the building. All of the Bedford space is subleased from Millipore Corporation on what the Company believes are commercially reasonable terms. Millipore leases the building from a trust of which Roger G. Little, Chairman, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years. The Company has exercised its option to extend the sublease for an additional five-year period expiring on November 30, 2000 and has an option for an additional five-year extension. The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. See "Risk Factors - Dependence on Single Manufacturing Facility" and " - Need to Manage Growth."

ITEM 3.  LEGAL PROCEEDINGS

     On March 2, 1998 the Company received a letter from the Office of the United States Attorney for the Eastern District of Virginia stating that it was considering the commencement of a civil action concerning seven research initiatives undertaken by the Company in the period from 1990 to the present. The letter alleged that, in certain instances, the Company had failed to inform the government of pending or previously submitted proposals for work the government alleges was related to proposals which were funded. The Company is in the process of reviewing the allegations, and gathering the information necessary to respond. The Company is unable to determine at this time what effect, if any, this matter will have on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "SPIR." The following chart sets forth the high and low closing sale prices for the Common Stock for the periods shown:

                                          HIGH                  LOW
                                          ----                  ---
       1997
       First Quarter                     $ 4 1/4              $ 2 1/4
       Second Quarter                      5 3/8                4
       Third Quarter                      16 5/8                5 1/8
       Fourth Quarter                     23                   14 3/8

       1996
       First Quarter                     $ 2 1/2              $ 2
       Second Quarter                      6 3/4                2 1/2
       Third Quarter                       3 1/2                2 3/4
       Fourth Quarter                      2 3/4                2 1/4

     These prices do not reflect retail mark-ups, mark-downs or commissions. The closing price of the Common Stock on February 27, 1998 was $14.50, and on that date, there were approximately 220 stockholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Risk Factors" and "Business." The following discussion is qualified in its entirety by, and should be read in conjunction with, the detailed information and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere or incorporated by reference in this Report.

OVERVIEW

     Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 138 factories and in 38 countries. The Company also offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications, including solar cells used to power satellites. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

     The Company's net sales and revenues for the year ended December 31, 1997 increased 32%, compared to the year ended December 31, 1996. All of the Company's three areas of business have contributed to the growth in net sales and revenues. The most significant contribution has come from the Company's photovoltaic module manufacturing equipment line. The photovoltaic industry has experienced increased demand for solar module capacity, which has resulted in the Company's recent growth in its manufacturing equipment sales. The Company's ability to maintain its growth in this area is directly tied to the industry's continued demand for solar power. The Company continues to rely on funding from the U.S. Government for its research and development activities. For the year ended December 31, 1997, revenues from U.S. Government research and development contracts represented 35% of net sales and revenues, compared to 39% for the year ended December 31, 1996. The Company believes that such contracts are likely to represent a decreasing percentage of net sales and revenues as sales of the Company's commercial products and services continue to grow.

     The Company's strategy is to concentrate on growing its commercial products and services. Operating results in any particular quarter will depend upon product mix, as well as the timing of shipments of higher priced products from its equipment line. Export sales, which amounted to 34% of net sales and revenues for the year ended December 31, 1997, continue to constitute a significant portion of the Company's net sales and revenues. Export sales are expected to continue to grow as worldwide demand for photovoltaic energy continues to increase.

     During 1997, the Company utilized a significant portion of its available net operating loss and tax credit carryforwards. As a result, the Company's financial results for future periods are expected to reflect increased tax expense.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                           Years Ended December 31,
                                                              ---------------------------------------------------
                                                                    1997          1996               1995
                                                              ---------------------------------------------------

Net sales and revenues                                             100.0%        100.0%             100.0%
Cost of sales and revenues                                          66.5          76.2               74.6
                                                              ---------------------------------------------------
Gross profit                                                        33.5          23.8               25.4
Selling, general and administrative expenses                        25.8          27.3               25.5
                                                              ---------------------------------------------------
Earnings (loss) from operations                                      7.7          (3.5)              (0.1)
Earnings (loss) before income taxes                                  7.8          (3.4)              (0.2)
Income tax expense (benefit)                                         0.6           --                (0.2)
                                                              ===================================================
Net earnings (loss)                                                  7.2%         (3.4%)              -- %
                                                              ===================================================

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Net Sales and Revenues

     Net sales and revenues increased $5,626,000 or 32% for the year ended December 31, 1997 to $23,014,000, compared to $17,388,000 for the year ended December 31, 1996. The increase is due to increased demand for commercial products and services especially the Company's photovoltaic manufacturing equipment, increased contract research and development revenues, and receipt of a $600,000 one-time license fee. Contract research, service and license revenues increased $1,195,000 or 10% to $12,642,000 for the year ended December 31, 1997 compared to $11,447,000 for 1996. Manufacturing equipment sales increased $4,431,000 or 75% to $10,372,000 for 1997, compared to $5,941,000 for 1996, due to increased sales of photovoltaic equipment resulting from increased demand for photovoltaic energy. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                           Years Ended December 31,
                                                       ----------------------------------
                                                            1997              1996            Change
                                                       ---------------------------------------------------

Contract research, service and license revenues          $12,642,000       $11,447,000           10%
Manufacturing equipment sales                             10,372,000         5,941,000           75%
                                                       ----------------------------------
Net sales and revenues                                   $23,014,000       $17,388,000           32%
                                                       ==================================

Cost of Sales and Revenues

     The cost of sales and revenues increased $2,052,000 to $15,302,000, but decreased to 66% of net sales and revenues, for the year ended December 31, 1997, compared to $13,250,000 or 76% of net sales and revenues for the year ended December 31, 1996.

     The cost of contract research, service and license revenues decreased $223,000 to $8,715,000, and decreased to 69% of related revenues, for the year ended December 31, 1997, compared to $8,938,000 or 78% of related revenues for the year ended December 31, 1996. Cost of manufacturing equipment sales increased $2,275,000 to $6,587,000, but decreased to 64% of related sales, for the year ended December 31, 1997, compared to $4,312,000 or 73% of related sales, for the year ended December 31, 1996. The decrease in total cost of sales and revenues as a percentage of related sales and revenues is due to increased efficiencies in the manufacturing process, product mix and higher volume.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                     December 31, 1997       %      December 31, 1996        %
                                                                 -------------------------------------------------------------------

Contract research, service and license revenues                        $  8,715,000          69%        $  8,938,000           78%
Manufacturing equipment sales                                             6,587,000          64%           4,312,000           73%
                                                                 =========================================================
Total cost of sales and revenues                                        $15,302,000          66%         $13,250,000           76%
                                                                 =========================================================

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the year ended December 31, 1997 increased $1,191,000 to $5,937,000, but decreased to 26% of sales and revenues, compared to $4,746,000 or 27% of sales and revenues for the year ended December 31, 1996. Selling, general and administrative expenses increased due to increases in commissions, marketing and travel costs related to increased sales of products and services. Also selling, general and administrative expenses increased due to a one-time charge of $332,000 due to costs associated with the Company's attempted secondary equity offering, which was subsequently withdrawn.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses for the year ended December 31, 1997 decreased $160,000 or 13% to $1,080,000, compared to $1,240,000 for the year ended December 31, 1996. Capital expenditures increased $124,000 or 13% to $1,067,000 for the year ended December 31, 1997, compared to $943,000 for the year ended December 31, 1996.

Interest

     The Company earned $31,000 in interest income for the year ended December 31, 1997, compared to $17,000 for the year ended December 31, 1996. The Company incurred insignificant interest expense in both years.

Income Taxes

     The Company recorded tax expense of $141,000 for the year ended December 31, 1997, compared to no expense for the year ended December 31, 1996. Tax expense for the year ended December 31, 1997 benefited from a $300,000 realization of the Company's deferred tax asset. The Company recorded this benefit because it believes that the tax effects of existing deductible temporary differences or carryforwards of $300,000 are more likely than not to be realized through the generation of sufficient future taxable income. At December 31, 1997, the Company had gross deferred tax assets of $1,519,000, against which a valuation allowance of $444,000 was applied. Total gross deferred tax liabilities of $775,000 were applied against the resulting net deferred tax asset of $1,075,000.

Net Earnings (Loss)

     The Company reported net earnings for the year ended December 31, 1997 of $1,667,000, compared to a loss of $599,000 for the year ended December 31, 1996. The improvement in the Company's profitability resulted in large part from increased net sales and revenues in all areas of the Company's business, particularly in manufacturing equipment sales, where the Company's profit margins are generally higher. In addition, the Company received a $600,000 one-time license fee.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Net Sales and Revenues

     Net sales and revenues decreased $64,000 or less than 1% for the year ended December 31, 1996 to $17,388,000, compared to $17,452,000 for the year ended December 31, 1995. This decrease is due to decreased government contract revenues, partially offset by an increase in photovoltaic equipment sales. Contract research, service and license revenues decreased $1,437,000 or 11% in 1996 to $11,447,000, compared to $12,884,000 in 1995, due to decreased government contract revenues. Government contract revenues also constituted a lower percentage of overall revenues as the percentage of revenues represented by the Company's commercial activities increased. Manufacturing equipment sales increased $1,373,000 or 30% to $5,941,000, compared to $4,568,000 in 1995, due to increased sales of photovoltaic module manufacturing equipment resulting from increased demand for photovoltaic energy. The following table sets categorizes the Company's net sales and revenues for the periods presented:

                                                                                       Years ended December 31,
                                                                                   ----------------------------------
                                                                                           1996             1995          Change
                                                                                   -------------------------------------------------

Contract research, service and license revenues                                       $11,447,000       $12,884,000        (11%)
Manufacturing equipment sales                                                           5,941,000         4,568,000         30%
                                                                                   ----------------------------------
Net sales and revenues                                                                $17,388,000       $17,452,000        (<1%)
                                                                                   ==================================



Cost of Sales and Revenues

     The cost of sales and revenues increased $225,000 to $13,250,000 or 76% of net sales and revenues for the year ended December 31, 1996, compared to $13,025,000 or 75% of net sales and revenues for the year ended December 31, 1995. The cost of contract research, service and license revenues decreased $249,000 to $8,938,000, but increased to 78% of related revenues, for the year ended December 31, 1996, compared to $9,187,000 or 71% for the same period in 1995. The increase in cost of revenues as a percentage of related revenues was due to a reduction in sales volume and resulting underutilization of fixed costs. Cost of manufacturing equipment sales increased $474,000 to $4,312,000, but decreased to 73% of related sales in 1996, compared to $3,838,000 or 84% of related sales in 1995. The decrease in cost of sales as a percentage of related sales was due to improved product mix and increased manufacturing efficiencies.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                         Years Ended December 31,
                                                                       -------------------------------------------------------------
                                                                               1996           %               1995           %
                                                                       -------------------------------------------------------------

Contract research, service and license revenues                          $  8,938,000         78%       $  9,187,000        71%
Manufacturing equipment sales                                               4,312,000         73%          3,838,000        84%
                                                                       -------------------------------------------------------------
Total cost of sales and revenues                                          $13,250,000         76%        $13,025,000        75%
                                                                       =============================================================

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $307,000 to $4,746,000 or 27% of net sales and revenues for 1996, as compared to $4,439,000 or 25% of net sales and revenues for 1995. The increase in selling, general and administrative expenses as a percentage of net sales and revenues is attributable to increased selling activities and a decrease in net sales and revenues.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses decreased $53,000 or 4% in 1996 to $1,240,000 from $1,293,000 in 1995. The decrease was due to a reduction in expenditures for capital equipment during prior years and items becoming fully depreciated. Expenditures for capital equipment increased $553,000 or 142% to $943,000 in 1996, compared to $390,000 in 1995. During 1996 the Company made a major investment in its MIS systems.

Interest

     The Company earned $17,000 in interest income in 1996, compared to $18,000 in 1995. The Company incurred interest expense in the amount of $11,000 in 1996 and $39,000 in 1995, of which $2,000 was capitalized in 1996 and $1,000 in 1995. The decline in interest expense was due to the Company's reduction of debt. As of December 31, 1996, the Company had no outstanding indebtedness.

Income Taxes

     The Company recorded no tax expense for the year ended December 31, 1996, compared to a tax benefit of $32,000 for the year ended December 31, 1995.

Net Earnings (Loss)

     The Company reported a net loss for the year ended December 31, 1996 of $599,000, compared to net earnings of $1,000 for the year ended December 31, 1995. The net loss in 1996 resulted primarily from increased selling, general and administrative expenses and cost of sales and revenues, coupled with a decrease in net sales and revenues.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On April 4, 1997, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one-half of one percent. The line contains covenants including provisions relating to profitability and net worth. As of December 31, 1997, the Company had no outstanding debt under this revolving credit facility.

     The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Net increase (decrease) in cash and cash equivalents for the years ended December 31, 1997, 1996 and 1995 amounted to $725,000, ($159,000), and $964,000, respectively. Capital expenditures for the same periods amounted to $1,067,000, $943,000 and $390,000, respectively. To date there are no material commitments by the Company for capital expenditures. At December 31, 1997, the Company's retained earnings were $1,632,000, compared to a $35,000 accumulated deficit as of December 31, 1996. Working capital as of December 31, 1997 increased 146% to $4,977,000, compared to $2,020,000 as of December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The Company adopted SFAS No. 128 in its fiscal quarter ended December 31, 1997 and all historical net earnings (loss) per share data presented are restated to conform to the provisions of SFAS No. 128.

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

     In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its year ending December 31, 1998, is not expected to have a material impact on the Company's results of operations. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

IMPACT OF INFLATION AND CHANGING PRICES

     Historically, the Company's business has not been materially impacted by inflation. Manufacturing equipment sales are generally quoted, manufactured and shipped within a cycle of approximately six months, allowing for orderly pricing adjustments to the cost of labor and purchased parts. The Company has not experienced any negative effects from the impact of inflation on long-term contracts. The Company's service business is not expected to be seriously affected by inflation because its procurement-production cycle typically ranges from two weeks to several months, and prices generally are not fixed for more than one year. Research and development contracts usually include cost escalation provisions.

FOREIGN EXCHANGE FLUCTUATION

     The Company sells only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major U.S. bank. Therefore the Company is not directly affected by foreign exchange fluctuations on its current orders. However, fluctuations in foreign exchange rates do have an effect on the Company's customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets.

IMPACT OF THE YEAR 2000

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g. 97 for 1997). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company is in the process of conducting a review of its internal information systems to determine the extent of any Year 2000 problem. The Company is still gathering information, but based on such review to date, the Company does not believe that the impact or any Year 2000 problem will be material, because its principal information systems appear to correctly define the year 2000. Although there exists the possibility that Year 2000 issues will be identified, based on such review to date, the Company does not currently expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                             Page
                                                                                                                           ---------
Independent Auditors' Report
                                                                                                                              20
Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1997 and 1996                                                             21

     Consolidated Statements of Operations for the Years Ended December 31,  1997, 1996 and 1995                              22

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995                     23

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995                               24

     Notes to Consolidated Financial Statements                                                                               25


                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Spire Corporation:


     We have audited the consolidated balance sheets of Spire Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                         /S/KPMG Peat Marwick LLP
                                         ------------------------
                                            KPMG PEAT MARWICK LLP


Boston, Massachusetts
March 6, 1998

                        SPIRE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                         ------------------------------
                                                                                            1997             1996
                                                                                         ------------------------------
                                             ASSETS
 CURRENT ASSETS
   Cash and cash equivalents                                                              $ 1,695,727      $   970,997
    Accounts receivable, trade (Note 3):
        Amounts billed                                                                      3,012,701        2,333,588
        Retainage                                                                              69,772          130,215
        Unbilled costs                                                                        621,760          650,345
                                                                                         ------------------------------
                                                                                            3,704,233        3,114,148
        Less allowance for doubtful accounts                                                   40,000          100,000
                                                                                         ------------------------------
            Net accounts receivable                                                         3,664,233        3,014,148
                                                                                         ------------------------------

    Inventories (Note 4)                                                                      988,580        1,020,928
    Deferred income taxes (Note 9)                                                            300,000               --
    Prepaid expenses and other current assets                                                 501,650          287,513
                                                                                         ------------------------------
            Total current assets                                                            7,150,190        5,293,586
                                                                                         ------------------------------

Property and equipment (Note 6)                                                            24,015,445       22,919,385
    Less accumulated depreciation and amortization                                         19,242,437       18,299,072
                                                                                         ------------------------------
            Net property and equipment                                                      4,773,008        4,620,313
                                                                                         ------------------------------

Computer software costs (less accumulated amortization, $810,466 in 1997 and
    $791,846 in 1996)                                                                          51,135           31,735
Patents (less accumulated amortization, $542,344 in 1997 and $697,119 in 1996)                274,810          385,245
Other assets                                                                                   19,679          235,230
                                                                                         ------------------------------
                                                                                              345,624          652,210
                                                                                         ------------------------------
                                                                                          $12,268,822      $10,566,109
                                                                                         ==============================
                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                      $   903,581      $ 1,233,548
    Accrued liabilities (Note 5)                                                              859,093          654,232
    Advances on contracts in progress                                                         410,370        1,385,462
                                                                                         ------------------------------
        Total current liabilities                                                           2,173,044        3,273,242
                                                                                         ------------------------------

COMMITMENTS (NOTES 7 AND 10)

STOCKHOLDERS' EQUITY (NOTE 8)
    Common stock, $.01 par value; shares authorized 20,000,000 in 1997, and 6,000,000
         shares in 1996; issued 3,757,082 shares in 1997 and 3,567,185 shares in 1996          37,571           35,672
    Additional paid-in capital                                                              9,645,468        8,491,066
    Retained earnings (deficit)                                                             1,632,427          (34,808)
                                                                                         ------------------------------
                                                                                           11,315,466        8,491,930
    Treasury stock at cost, 552,160 shares in 1997 and 547,160 shares in 1996              (1,219,688)      (1,199,063)
                                                                                         ------------------------------
        Total stockholders' equity                                                         10,095,778        7,292,867
                                                                                         ------------------------------
                                                                                          $12,268,822      $10,566,109
                                                                                         ==============================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                              1997              1996              1995
                                                           ------------------------------------------------

NET SALES AND REVENUES
   Contract research, service and license revenues           $12,642,251      $11,447,000      $12,883,770
    Sales of manufacturing equipment                          10,372,190        5,941,319        4,568,426
                                                            -----------------------------------------------
        Total sales and revenues                              23,014,441       17,388,319       17,452,196
                                                            -----------------------------------------------

COSTS AND EXPENSES
    Cost of contract research, services and licenses           8,714,713        8,938,034        9,187,422
    Cost of manufacturing equipment                            6,587,331        4,311,774        3,837,536
    Selling, general and administrative expenses               5,937,018        4,746,235        4,438,578
                                                            -----------------------------------------------
        Total costs and expenses                              21,239,062       17,996,043       17,463,536
                                                            -----------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                1,775,379         (607,724)         (11,340)
-------------------------------

Interest income (expense), net (Note 6)                           32,856            8,492          (19,539)
                                                            -----------------------------------------------

Earnings (loss) before income taxes                            1,808,235         (599,232)         (30,879)

Income tax expense (benefit) (Note 9)                            141,000               --          (32,010)
                                                            -----------------------------------------------

NET EARNINGS (LOSS)                                          $ 1,667,235      $  (599,232)     $     1,131
-------------------
                                                            ===============================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC            $      0.54      $     (0.20)     $      0.00
-------------------------------------------------
                                                            ===============================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - DILUTED          $      0.52      $     (0.20)     $      0.00
---------------------------------------------------
                                                            ===============================================

Weighted average number of common
    shares outstanding - basic                                 3,086,326        3,028,850        3,084,067
                                                            ===============================================

Weighted average number of common and  common equivalent
    shares outstanding - diluted                               3,217,467        3,028,850        3,084,067
                                                            ===============================================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                          COMMON STOCK          ADDITIONAL        TREASURY STOCK           RETAINED
                                     ------------------------    PAID-IN    ----------------------------   EARNINGS
                                        SHARES       AMOUNT      CAPITAL       SHARES         AMOUNT       (DEFICIT)        TOTAL
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 1994             3,560,360    $35,604    $8,468,903     495,160    $(1,044,063)    $  563,293     $ 8,023,737
    Repurchase of treasury stock              --         --            --      42,000       (130,625)            --        (130,625)
    Net earnings                              --         --            --          --             --          1,131           1,131
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 1995             3,560,360     35,604     8,468,903     537,160     (1,174,688)       564,424       7,894,243
    Exercise of stock options              6,825         68        22,163          --             --             --          22,231
    Repurchase of treasury stock              --         --            --      10,000        (24,375)            --         (24,375)
    Net loss                                  --         --            --          --              --      (599,232)       (599,232)
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 1996             3,567,185     35,672     8,491,066     547,160     (1,199,063)       (34,808)      7,292,867
    Exercise of stock options            189,897      1,899       680,095          --             --             --         681,994
    Tax benefit of disqualifying
       dispositions of stock
       option  exercises                      --         --       474,307          --             --             --         474,307
    Repurchase of treasury stock              --         --            --       5,000        (20,625)            --         (20,625)
    Net earnings                              --         --            --          --             --      1,667,235       1,667,235
                                     -----------------------------------------------------------------------------------------------

Balance, December 31, 1997             3,757,082    $37,571    $9,645,468     552,160    $(1,219,688)    $1,632,427     $10,095,778
                                     ===============================================================================================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1997            1996            1995
                                                                   ---------------------------------------------

 Cash flows from operating activities:
   Net earnings (loss)                                              $ 1,667,235     $  (599,232)     $    1,131
    Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
        Depreciation and amortization                                 1,079,572       1,240,215       1,293,114
        Deferred income taxes                                          (300,000)             --              --
        Changes in assets and liabilities:
          Accounts receivable                                          (650,085)       (161,074)      1,083,552
          Inventories                                                    32,348         105,806        (237,987)
          Prepaid expenses and other current assets                    (214,137)         81,970          15,103
          Refundable income tax                                              --              --          27,230
          Accounts payable and accrued liabilities                     (125,106)       (396,250)       (394,717)
          Advances on contracts in progress                            (975,092)        629,706         526,046
                                                                   ---------------------------------------------
             Net cash provided by operating activities                  514,735         901,141       2,313,472
                                                                   ---------------------------------------------

Cash flows from investing activities:
    Additions to property and equipment                              (1,067,457)       (943,053)       (389,647)
    Increase in patent costs                                            (39,546)       (129,797)       (100,090)
    Increase in software production costs                               (34,229)             --              --
    Other assets                                                        215,551          24,823          67,823
                                                                   ---------------------------------------------
             Net cash used in investing activities                     (925,681)     (1,048,027)       (421,914)
                                                                   ---------------------------------------------

Cash flows from financing activities:
    Net payments on short-term debt                                          --         (10,401)       (750,000)
    Payments on long-term borrowing                                          --              --         (47,072)
    Tax benefit of disqualifying dispositions of stock
         option exercises                                               474,307              --              --
    Exercise of stock options                                           681,994          22,231              --
    Repurchase of common stock                                          (20,625)        (24,375)       (130,625)
                                                                   ---------------------------------------------
             Net cash provided by (used in) financing activities      1,135,676         (12,545)       (927,697)
                                                                   ---------------------------------------------

Net increase (decrease) in cash and cash equivalents                    724,730        (159,431)        963,861

Cash and cash equivalents, beginning of year                            970,997       1,130,428         166,567
                                                                   ---------------------------------------------
Cash and cash equivalents, end of year                              $ 1,695,727     $   970,997      $1,130,428
                                                                   =============================================
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
            Interest expense                                        $     5,118     $     4,084     $    43,567
                                                                   =============================================
            Income taxes                                            $    51,595     $        --     $        --
                                                                   =============================================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995


(1)  NATURE OF THE BUSINESS

     Spire develops, manufactures, and markets highly engineered photovoltaic manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire designs and manufactures specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications, including solar cells used to power satellites. In addition, Spire's value-added service offerings to biomedical customers provide surface treatments to enhance the performance of medical products.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Spire International Sales Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Revenue Recognition

     Revenue for equipment sales is recognized upon shipment. Revenue for service contracts is recognized upon performance of the service. Revenue on government research contracts is recorded as costs are incurred and includes a pro-rated portion of the estimated profit.

     (c)  Inventories

     Inventories are stated at the lower of cost or market, cost being determined by the average cost method, on a first-in, first-out (FIFO) basis.

     (d)  Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

          Machinery and equipment            7 years
          Furniture and fixtures             5 years
          Leasehold improvements             Lesser of 10 years or
                                             remaining life of facility lease

     Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

     (e)  Patent Costs

     Patent costs are capitalized and amortized over five years using the straight-line method.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


     (f)  Computer Software Costs

     Capitalized computer software costs are amortized by the straight-line method over the estimated economic life of the product. The amount of amortization charged to expense was $15,000, $9,000 and $10,000 for 1997, 1996 and 1995, respectively. The recoverability of such costs is reviewed on an ongoing basis.

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

     (h)  Research and Development Costs

     Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 1997, 1996 and 1995, unfunded research and development costs were $133,000, $84,000 and $59,000, respectively.

     (i)  Earnings (Loss) Per Share

     Earnings per share are computed based on Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have and antidilutive effect on earnings.

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

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995

    (l)  Long-lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumtances indicate that the carrying amount of an asset may not be recoverable.

    (m)  Stock-Based Compensation

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(3)  ACCOUNTS RECEIVABLE

     Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

     Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year which totaled $70,000 and $130,000 at December 31, 1997 and 1996, respectively. All other accounts receivable are expected to be collected within one year.

     All contracts with United States Government agencies have been audited and settled through December 1995. To date, the Company has not incurred significant losses as a result of government audits.

     On March 2, 1998 the Company received a letter from the Office of the United States Attorney for the Eastern District of Virginia stating that it was considering the commencement of a civil action concerning seven research initiatives undertaken by the Company in the period from 1990 to the present. The letter alleged that, in certain instances, the Company had failed to inform the government of pending or previously submitted proposals for work the government alleges was related to proposals which were funded. The Company is in the process of reviewing the allegations, and gathering the information necessary to respond. The Company is unable to determine at this time what effect, if any, this matter will have on the Company's financial condition or results of operations.

(4)   INVENTORIES

     Inventories consist of the following:
                                                       December 31,
                                           ------------------------------------
                                                   1997            1996
                                           ------------------------------------

       Raw materials                             $736,930       $  572,309
       Work in process                            251,650          448,619
                                           -----------------------------------
                                                 $988,580       $1,020,928
                                           ====================================

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995

(5)   ACCRUED LIABILITIES

      Accrued liabilities include the following:

                                                              December 31,
                                                   ------------------------------------
                                                         1997              1996
                                                   ------------------------------------

          Accrued payroll and payroll taxes             $294,248           $289,078
          Accrued other                                  564,845            365,154

                                                   ------------------------------------
                                                       $ 859,093          $ 654,232
                                                   ====================================

(6)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:
                                                             December 31,
                                                  ------------------------------------
                                                        1997                 1996
                                                  ------------------------------------

          Machinery and equipment                    $19,413,429        $19,118,037
          Furniture and fixtures                       2,820,567          2,603,296
          Leasehold improvements                       1,541,582          1,193,782
          Construction in progress                       239,867              4,270
                                                  ------------------------------------
                                                     $24,015,445        $22,919,385
                                                  ====================================

     Interest costs of $0, $11,000 and $39,000 were incurred of which $0, $2,000 and $1,000 were capitalized in 1997, 1996 and 1995, respectively. In connection with the construction of equipment for internal use, the Company has capitalized overhead costs of $157,000, $50,000 and $41,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(7)   LONG-TERM DEBT AND CREDIT ARRANGEMENTS

     On April 4, 1997, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement established a $2 million revolving credit facility, with availability limited to 80% of eligible accounts receivable. This line of credit has been established to provide the Company with resources for general working capital purposes and standby letter of credit guarantees for foreign customers. The line has been secured by all assets of the Company. Interest on the line is at the bank's prime rate plus one-half of one percent. The line contains restrictive covenants including provisions relating to profitability and net worth. As of December 31, 1997, the Company had no outstanding debt under this revolving credit line.

 (8)  STOCKHOLDERS' EQUITY

     The Company has two employee stock option plans: the 1985 Incentive Stock Option Plan, and the 1996 Equity Incentive Plan. These plans provide that the Board of Directors may grant options to purchase the Company's common stock to key employees of the Company. Incentive options must be granted at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The exercise price of options is determined by the Board of Directors. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


     Through December 31, 1997, the Company has outstanding under its Directors Stock Option Plan 23,000 non-qualified stock options and under its 1996 Equity Incentive Plan 5,000 non-qualified stock options to the unaffiliated directors of the Company for the purchase of common stock at an average price of $5.06 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company may no longer award options under any plans except the 1996 Equity Incentive Plan.

      A summary of the activity of these plans follows:
                                                                Weighted
                                                 Number of       Average
                                                   Shares      Option Price
                                                -----------------------------

   Outstanding, December 31, 1994                 321,750         $3.51
        Granted                                     1,325         $2.25
        Exercised                                      --            --
        Terminated                                (33,000)        $3.38
                                                -----------------------------
   Outstanding, December 31, 1995                 290,075         $3.51
        Granted                                    99,425         $2.63
        Exercised                                  (6,825)        $3.26
        Terminated                                (23,500)        $3.40
                                                -----------------------------
   Outstanding, December 31, 1996                 359,175         $3.28
        Granted                                    76,825         $5.36
        Exercised                                (189,897)        $3.57
        Terminated                                (26,222)        $3.24
                                                -----------------------------
   Outstanding, December 31, 1997                 219,881         $3.75
                                                =============================
   Options exercisable at December 31, 1997        89,094         $3.12
                                                =============================

     The following table summarizes information about stock options outstanding at December 31, 1997:

                               Options Outstanding           Options Exercisable
                         --------------------------------   --------------------
                                       Weighted
                                       Average   Weighted               Weighted
                                      Remaining   Average                Average
                            Number   Contractual Exercise      Number   Exercise
Range of Exercise Price  Outstanding     Life      Price    Exercisable   Price
-----------------------  ----------- ----------- --------   ----------- --------

$0.00 TO $3.00 ........    100,306    7.7 YEARS    $2.63       47,594     $2.63
$3.01 TO $5.00 ........     94,575    6.3 YEARS    $4.17       41,500     $3.68
$5.01 TO $12.63 .......     25,000    9.5 YEARS    $6.63           --     $  --
                           -------                             ------
                           219,881    7.3 YEARS    $3.75       89,094     $3.12
                           =======                             ======

     There were 367,631 shares reserved for issuance under all plans at December 31, 1997. The per-share weighted-average fair value of stock options granted in 1997, 1996 and 1995 was $4.24, $1.39 and $1.19, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

              Expected         Risk-Free        Expected         Expected
   Year    Dividend Yield    Interest Rate    Option Life    Volatility Factor
-------------------------------------------------------------------------------

   1997          0%              5.50%           5 years           68.4%
   1996          0%              5.07%           5 years           54.7%
   1995          0%              5.05%           5 years           54.7%

     The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company's net earnings (loss) would have been reduced (increased) to the pro forma amounts indicated below.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997         1996          1995
                                                                        ------------------------------------

   Net earnings (loss) as reported                                      $1,667,235   $(599,232)    $  1,131
      Earnings (loss) per share of common stock - diluted, as reported        0.52       (0.20)        0.00
   Net earnings (loss) pro forma                                         1,592,349    (649,724)     (20,331)
      Earnings (loss) per share of common stock - diluted, pro forma          0.49       (0.21)       (0.01)

     Pro forma net earnings (loss) reflect only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(9)   INCOME TAXES

     Total federal and state income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995, consists of the following:

                                1997            1996              1995
                           -----------------------------------------------
     Current:
          State              $  68,663        $     --          $(32,010)
          Federal              372,337              --                --
                           -----------------------------------------------
                               441,000              --           (32,010)
                           -----------------------------------------------
     Deferred:
          State                (46,710)             --                --
          Federal             (253,290)             --                --
                           -----------------------------------------------
                              (300,000)             --                --
                           -----------------------------------------------
                             $ 141,000        $     --          $(32,010)
                           ===============================================


     Actual income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 differs from the "expected" income tax expense (benefit) for the year (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                     1997         1996        1995
                                                 ------------------------------------

Computed "expected" income tax expense (benefit) $  614,800    $(203,739)   $(10,499)
State tax, net of federal benefit                   119,453      (34,327)     (1,936)
Increase (decrease) in valuation allowance         (498,247)     298,686      55,354
Permanent differences                                32,953       15,289      10,470
Increase in tax credit carryforwards               (103,089)     (15,300)    (36,172)
Recovery of prior year estimate                          --      (62,912)         --
Other                                               (24,870)       2,303     (49,227)
                                                 ------------------------------------
                                                 $  141,000    $      --    $(32,010)
                                                 ====================================

     The amount recorded as a deferred income tax asset as of December 31, 1997 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. At December 31, 1997, based on the Company's level of net income and projected earnings, the Company reduced the valuation allowance by $498,247. The Company continually re-evaluates the recoverability of deferred tax assets.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 1997 and 1996 are presented below:

                                                            1997          1996
                                                       -------------------------
Deferred tax assets:
  Charitable contributions                             $    7,164    $    4,168
  Accounts receivable                                      16,108        40,270
  Accruals                                                118,385        96,278
  Inventories                                              56,439       112,784
  Federal net operating loss carryforwards                 96,648       281,651
  General business credit carryforwards                   752,998       752,998
  Alternative minimum tax credit carryforwards            342,030       340,416
  Foreign tax credit                                       48,475            --
  State net operating loss and investment tax credit       80,524        84,293
                                                       -------------------------
      Total gross deferred tax assets                   1,518,771     1,712,858
      Less: valuation allowance                          (444,033)     (942,280)
                                                       -------------------------
      Net deferred tax assets                           1,074,738       770,578
                                                       -------------------------
Deferred tax liabilities:
  Property and equipment                                 (745,740)     (725,815)
  Capitalized software                                    (20,904)       (9,436)
  Patents                                                  (5,544)      (15,080)
  Research agreements                                      (2,550)      (20,247)
                                                       -------------------------
      Total gross deferred tax liabilities               (774,738)     (770,578)
                                                       -------------------------
  Net deferred tax assets                              $  300,000    $        -
                                                       =========================

     The valuation allowance for deferred tax assets as of December 31, 1997 was $444,000. The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $498,000.

     At December 31, 1997, the Company has approximately $753,000 of general business tax credits available to offset future taxable income which expire through 2001. The Company also has approximately $342,000 of alternative minimum tax credits to offset future taxable income. However, if changes in the Company's stock ownership exceed 50% of the value of the Company's stock during any three-year period, the utilization of credit carryforwards may be subject to limitations.

(10)  COMMITMENTS

     The Company subleases its facilities from a company that leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The sublease originally was for a period of ten years, after which the Company exercised its option to extend for an additional five-year period expiring on November 30, 2000 with an option for an additional five-year extension period. The agreement provides for minimum rental payments plus annual increases linked with the Consumer Price Index. Total rent expense under this lease was $889,000, $922,000 and $853,000 in 1997, 1996 and 1995,
respectively.

     The Company has also entered into other noncancelable operating leases. Total rent expense charged to these noncancelable leases was $110,000, $90,000, and $51,000 in 1997, 1996 and 1995, respectively.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1997, 1996 AND 1995


      Future minimum lease payments under operating leases are as follows:

               1998                      $1,006,000
               1999                       1,002,000
               2000                         879,000
                                         ----------
                                         $2,887,000
                                         ==========
(11)  CASH OR DEFERRED PROFIT SHARING PLANS

     In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. The Company contributes its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. Expense recognized under the plan in 1997, 1996 and 1995 was $199,000, $145,000 and $148,000, respectively.

(12)  SIGNIFICANT CUSTOMERS AND EXPORT REVENUES

     Revenues from contracts with United States Government agencies for the years ended December 31, 1997, 1996 and 1995 were $7,972,000, $6,706,000 and
$8,232,000 or 35%, 39% and 48% of net sales and revenues, respectively.

     In 1997, 1996 and 1995, export revenues were $7,890,000, $3,330,000 and
$2,894,000, respectively, or 34%, 19% and 17% of net sales and revenues, respectively.

(13)  EARNINGS (LOSS) PER SHARE

     The following table provides a reconciliation of the denominators of diluted earnings (loss) per share computations for the years ended December 31:

                                                          1997          1996           1995
                                                        ---------------------------------------

Weighted average number of common shares outstanding     3,086,326     3,028,850     3,084,067

Add net additional common shares upon exercise of
  common stock options                                     131,141            --            --
                                                        ---------------------------------------
Adjusted weighted average common shares outstanding      3,217,467     3,028,850     3,084,067
                                                        =======================================

(14)  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of the consolidated quarterly results for the years ended December 31, 1996 and 1997:

                                                               1996
                                                        Three Months Ended
                                     -------------------------------------------------------
                                        March 31      June 30    September 30   December 31
                                     -------------------------------------------------------

Net sales and revenues               $3,837,899     $4,489,053    $4,212,525    $4,848,842
Costs and expenses                    4,109,847      4,466,404     4,680,876     4,738,916
Earnings (loss) before income taxes    (266,441)        33,062      (471,757)      105,904
Income tax expense (benefit)                 --             --         6,773        (6,773)
Net earnings (loss)                    (266,441)        33,062      (478,530)      112,677
Net earnings (loss) per share             (0.09)          0.01         (0.16)         0.04

                                                               1997
                                                        Three Months Ended
                                     -------------------------------------------------------
                                        March 31      June 30    September 30   December 31
                                     -------------------------------------------------------

Net sales and revenues               $4,450,699     $6,432,848    $6,176,034    $5,954,860
Costs and expenses                    4,304,022      5,631,200     5,461,402     5,842,438
Earnings before income taxes            150,294        801,677       724,926       131,338
Income tax expense                           --        100,000            --        41,000
Net earnings                            150,294        701,677       724,926        90,338
Net earnings per share                     0.05           0.22          0.22          0.03

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.
                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 1998 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act during 1997 is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

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

          3(a) Articles of Organization as amended, incorporated by reference to
               Exhibit 3 (a) to the Company's Form 10-QSB for the quarter ended June 30, 1997.

          3(b) By-Laws, as amended, incorporated by reference to Exhibit 3 (b) to the Company's Form 10-K for the year ended December 31, 1989.

          10.1 Equipment Manufacturing License Agreement with Marubeni Corporation, incorporated by reference to Exhibit 10.1 to Registration Statement 333-41445, filed December 3, 1997.

          10.2 Distribution Agreement with Marubeni Corporation, incorporated by reference to Exhibit 10.2 to Registration Statement 333-41445, filed December 3, 1997.

          10 (a) Sublease Agreement for facility at Bedford, Massachusetts dated November 25, 1985, incorporated by reference to Exhibit 10
               (a) to the Company's Form 10-K for the year ended December 31, 1985 ("1985 10-K").

          EMPLOYEE AND DIRECTOR BENEFIT PLANS

          10(f)Spire Corporation 1985 Incentive Stock Option Plan incorporated by reference to Exhibit 10 (d) to the Company's Form 10-K for the year ended December 31, 1984 ("1984 10-K").

          10(g)Spire Corporation Cash or Deferred Profit Sharing Plan, including Adoption Agreement, incorporated by reference to
               Exhibit 10 (e) to the 1984 10-K.

          10(h)Spire Corporation Directors' Stock Option Plan, incorporated by reference to Exhibit 10 (f) to the 1985 10-K.

          10(i)Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Exhibit 99 to Registration Statement 333-22223, filed February 21, 1997.

          11   Statement Regarding Computation of Per Share Earnings.

          22 Subsidiary of the Company, incorporated by reference to Exhibit 22 to the Company's Form 10-K for the year ended December 31, 1988.

          23.1 Accountants' Consent.

          27   Financial Data Schedule.


     (2)   REPORTS ON FORM 8-K

           The Company filed no Reports on Form 8-K during the last quarter of 1997.

                                     PART IV
                                     -------

                                      11-K

Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 1997.

             Spire Corporation Cash or Deferred Profit Sharing Plan


FINANCIAL STATEMENTS AND EXHIBITS


A.   FINANCIAL STATEMENTS

     1. Audited Statements of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996.*

     2. Audited Statements of Changes in Net Assets Available for Plan Benefits for each of the years in the three year period ended December 31, 1997.*

B.   EXHIBITS

     1.   Accountants' Consent.

     2.   Financial Data Schedule.

----------------------------
*  To be filed by amendment.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      SPIRE CORPORATION
                      (Registrant)


                      By:   /S/ROGER G. LITTLE                    March 31, 1998
                          -------------------------------------
                            Roger G. Little
                            President, Chief Executive Officer
                            and Chairman of the Board



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                            TITLE                     DATE


/S/ROGER G. LITTLE                President ,Chief Executive    March 31, 1998
----------------------------      Officer and Chairman
Roger G. Little                   of the Board



/S/Richard S. Gregorio            Vice President and Chief      March 31, 1998
----------------------------      Financial Officer,
Richard S. Gregorio               Treasurer, Clerk,
Principal Accounting Officer


/S/Michael T. Eckhart             Director                      March 31, 1998
----------------------------
Michael T. Eckhart


/S/A. John Gale                   Director                      March 31, 1998
----------------------------
A. John Gale


/S/Udo Henseler                   Director                      March 31, 1998
----------------------------
Udo Henseler


/S/Roger W. Redmond               Director                      March 31, 1998
----------------------------
Roger W. Redmond


/S/John A. Tarello                Director                      March 31, 1998
----------------------------
John A. Tarello

                                  EXHIBIT INDEX



                                                                          PAGE
EXHIBIT                        DESCRIPTION                                NUMBER
-------                        -----------                                ------

  11    Statement Regarding Computation of Per Share Earnings (Loss).      38

 23.1   Accountants' Consent.                                              39

  27    Financial Data Schedule.                                           40