Form 10KSB/A
period 1997-12-31
SPIRE CORP
filed 1998-04-28
CIK 731657

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

                                     PART IV
                                     -------

                                      11-K

Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 1997.

             Spire Corporation Cash or Deferred Profit Sharing Plan


FINANCIAL STATEMENTS AND EXHIBITS


A.   FINANCIAL STATEMENTS

     1. Audited Statements of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996.

     2. Audited Statements of Changes in Net Assets Available for Plan Benefits for each of the years in the three year period ended December 31, 1997.

B.   EXHIBITS

     1.   Accountants' Consent.

     2.   Financial Data Schedule.

                       SPIRE CORPORATION CASH OR DEFERRED
                           PROFIT SHARING 401(k) PLAN

                              Financial Statements

                                December 31, 1997

                   (With Independent Auditor's Report Thereon)

                       SPIRE CORPORATION CASH OR DEFERRED
                           PROFIT SHARING 401(k) PLAN









                          Index to Financial Statements


Independent Auditor's Report

Statements of Net Assets Available for Plan Benefits

Statements of Changes in Net Assets Available for Plan Benefits

Notes to the Financial Statements

                 [Gerald P. Bonder & Company, P.C. Letterhead]








                          INDEPENDENT AUDITOR'S REPORT



The Participants and Administrator of
The Spire Corporation Cash or Deferred
Profit Sharing 401(k) Plan:


We have audited the accompanying statements of net assets available for plan benefits of the Spire Corporation Cash or Deferred Profit Sharing 401(k) Plan as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits at December 31, 1997 and 1996, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                      /s/ Gerald P. Bonder & Company, P.C.

March, 1998

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(k) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

DECEMBER 31,                                               1997         1996
-------------------------------------------------------------------------------



ASSETS:

Investments:
   At fair value:

      Common stock - Spire Corporation                 $3,282,873      504,776
      Mutual funds                                      3,804,892            -

   At contract value:

      Hartford Fixed Income Fund                          334,330      406,582

      Hartford Group Annuity Contracts                          -    2,861,592
                                                       ----------    ---------

         Total investments                              7,422,095    3,772,950

Contribution receivable - employer                              -        5,191
Participants' loan receivable                             153,005       85,992
Cash                                                       14,822       94,734
                                                       ----------    ---------
         NET ASSETS AVAILABLE FOR BENEFITS             $7,589,922    3,958,867
                                                       ==========    =========










SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SPIRE CORPORATION CASH OR DEFERRED PROFIT SHARING 401(k) PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,

                                                    1997                                                         1996       1995

                                        Group       Fixed      Company                  Mutual
                             Loans     Annuity     Income       Stock      Other         Funds       Total       Total      Total
                            --------------------------------------------------------------------------------   ---------  ---------
Additions to Net Assets
  attributed to:

Investment income:

Interest and dividends                              21,351                                            21,351      24,999     65,197
Interest-other                8,122                                            251           464       8,837       7,055      7,885
Realized gains                            5,022                                                        5,022       4,426    305,825
Net appreciation
  (depreciation) in
  fair value of
  investments as
  determined by quoted
  market price                          453,989               3,170,741                  404,519   4,029,249     436,159     36,782

                              8,122     459,011     21,351    3,170,741        251       404,983   4,064,459     472,639    415,689

Contributions:
  Employer                                                       78,018     84,393                   162,411     137,929    150,852
  Employees                             356,642     13,377                   1,926       291,574     663,519     403,918    381,894

Total additions               8,122     815,653     34,728    3,248,759     86,570       696,557   4,890,389   1,014,486    948,435

Transfers                    62,556  (3,590,738)     2,580       99,147   (171,430)    3,597,885

Deductions from Net
  Assets attributed to:

Benefits paid to
  participants               (3,665)    (86,507)  (109,560)    (569,809)      (243)     (489,550) (1,259,334)   (310,109)  (271,357)

Insurance premiums paid
  for participants                                                                                                (2,270)    (1,362)

Total deductions             (3,665)    (86,507)  (109,560)    (569,809)      (243)     (489,550) (1,259,334)   (312,379)  (272,719)


Net increase(decrease)       67,013  (2,861,592)   (72,252)   2,778,097    (85,103)    3,804,892   3,631,055     702,107    675,716

Net assets available for
  plan benefits:

Beginning of year            85,992   2,861,592    406,582      504,776     99,925                 3,958,867   3,256,760  2,581,044
                            --------------------------------------------------------------------------------   ---------  ---------
End of year                 153,005                334,330    3,282,873     14,822     3,804,892   7,589,922   3,958,867  3,256,760


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SPIRE CORPORATION CASH OR DEFERRED PROFIT SHARING 401(k) PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,

                                                                            1996

                                                             Group          Fixed          Company
                                                 Loans      Annuity        Income           Stock         Other       Total
                                                -----------------------------------------------------------------------------
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                                      22,230           2,769                     24,999
Interest-other                                   7,055                                                                  7,055
Realized gains                                                 4,426                                                    4,426
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                          396,284                        39,875                    436,159

                                                 7,055       400,710        22,230          42,644                    472,639

Contributions:
  Employer                                                                                  38,004       99,925       137,929
  Employees                                      9,471       353,664        36,633           4,150                    403,918

Total additions                                 16,526       754,374        58,863          84,798       99,925     1,014,486

Transfers                                                     32,091       (24,344)        (7,747)

Deductions from Net Assets attributed to:

Benefits paid to participants                   (2,994)     (137,875)     (102,551)        (66,689)                  (310,109)

Insurance premiums paid for
  participants                                                                                           (2,270)       (2,270)

Total deductions                                (2,994)     (137,875)     (102,551)        (68,959)                  (312,379)

Net increase(decrease)                          13,532       648,590       (68,032)          8,092       99,925       702,107

Net assets available for plan benefits:

Beginning of year                               72,460     2,213,002       474,614         496,684                  3,256,760

End of year                                     85,992     2,861,592       406,582         504,776       99,925     3,958,867


                                                                            1995

                                                             Group          Fixed          Mutual       Company
                                                 Loans      Annuity        Income           Funds        Stock        Total
                                               ------------------------------------------------------------------------------
Additions to Net Assets attributed to:

Investment income:
                                                                             7,956                       57,241        65,197
Interest and dividends                           7,885                                                                  7,885
Interest-other                                                                             305,825                    305,825
Realized gains
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                           64,911                                    (28,129)       36,782

                                                 7,885        64,911         7,956         363,066      (28,129)      415,689

Contributions:
  Employer                                                                                              150,852       150,852
  Employees                                    (44,875)      114,708        12,805         294,830        4,426       381,894

Total additions                                (36,990)      179,619        20,761         657,896      127,149       948,435

Transfers                                                  2,033,383       529,389      (2,555,022)      (7,750)

Deductions from Net Assets attributed to:

Benefits paid to participants                                              (75,536)       (154,131)     (41,690)     (271,357)

Insurance premiums paid for
  participants                                                                                           (1,362)       (1,362)

Total deductions                                                           (75,536)       (154,131)     (43,052)     (272,719)


Net increase(decrease)                         (36,990)    2,213,002       474,614      (2,581,044)      76,347       675,716

Net assets available for plan benefits:

Beginning of year                              109,450                                   2,051,257      420,337     2,581,044

End of year                                     72,460     2,213,002       474,614                      496,684     3,256,760



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


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

              2.    EMPLOYEE CONTRIBUTION

                    Employees electing to participate in the Plan may defer receipt of up to 17.5% of their compensation subject to the limitation imposed by the Internal Revenue Code in any one calendar year, by directing the Company to invest the deferred amount in various investment vehicles. The investment choices are the Company's common stock, several mutual funds and a fixed income fund offered by Hartford Life Insurance Company.

      (c)     PARTICIPANTS' ACCOUNTS

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

SPIRE CORPORATION CASH OR DEFERRED                                             2
PROFIT SHARING 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

      (e)     EMPLOYEE LOANS

              Participants may borrow from their fund accounts a loan up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer from the investment fund to the Participant Loan fund. Loan terms range from 1-5 years or up to 25 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the Plan administrator. Interest rates range from 8% to 11%. Principal and interest is paid ratably through payroll deductions.

      (f)     PAYMENTS OF BENEFITS

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

(3)   INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS

      During 1997, the plan trustees entered into an agreement with Benefit Concepts Inc. to provide investment options and record keeping for the participants of the plan. Prior to July 1, 1997 the plan custodian was Hartford Life Insurance Company. Under the terms of the agreement, certain assets of the plan are held in a Deposit Administration Account for the benefit of the participants. The Deposit Administration Account consists of:

      (a) The Fixed Income Fund, which includes amounts allocated to Hartford's General Investment Account. These amounts are guaranteed as to principal and minimum interest earnings. The interest rate guaranteed for the year ended December 31, 1997 was 4.75%.

SPIRE CORPORATION CASH OR DEFERRED                                             3
PROFIT SHARING 401(k) PLAN

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


(3)   INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS (CONTINUED)

      (b) The Direct Participation Account, which consists of amounts allocated to Separate Investment Accounts. The Separate Investment Accounts include investments in international and domestic equity growth funds, balanced funds, income funds and money market funds. The amounts invested in the Direct Participation Account are not guaranteed as to principal or minimum interest earnings.

      The common shares of the Company and the mutual fund shares are valued at fair value on December 31 of each year. Fair value is determined by using quoted market values. The fixed income fund and group annuity contracts are stated at contract value, which approximates fair value, as reported to the plan by Hartford. During the years ended December 31, the Plan's investments appreciated (depreciated) in value by $4,029,249 in 1997 and $436,159 in 1996 and $36,782 in 1995.

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