Form 10QSB
period 1998-03-31
SPIRE CORP
filed 1998-05-15
CIK 731657

                                      1998
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1998.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from ______________ to ______________________

Commission file number:  0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



         Massachusetts                                   04-2457335
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,241,716 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 1998.


     Transitional Small Business Disclosure Format (Check One):     Yes    No X
                                                                       ---   ---

                                SPIRE CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION

    Condensed Consolidated Balance Sheets at                               3
    March 31,1998 (unaudited) and December 31, 1997

    Condensed Consolidated Statements of Operations                        4
    For the Three Months Ended March 31, 1998 and 1997 (unaudited)

    Condensed Consolidated Statements of Cash Flows                        5
    For the Three Months Ended March 31, 1998 and 1997 (unaudited)

    Notes to Condensed Consolidated Financial Statements                   6

    Management's Discussion and Analysis of Financial                    7 - 9
    Condition and Results of Operations


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                            10

    Item 6.  Exhibits and Reports on Form 8-K                             10

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                      1998           1997
                                                                                  -----------     -----------
                                           ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                       $   691,644     $ 1,695,727
  Accounts receivable, trade:
    Amounts billed                                                                  3,478,098       3,012,701
    Retainage                                                                          73,392          69,772
    Unbilled costs                                                                    523,807         621,760
                                                                                  -----------     -----------
                                                                                    4,075,297       3,704,233
    Less allowance for doubtful accounts                                               40,000          40,000
                                                                                  -----------     -----------
      Net accounts receivable                                                       4,035,297       3,664,233
                                                                                  -----------     -----------

  Inventories (Note 2)                                                              1,675,830         988,580
  Deferred income taxes (Note 3)                                                      300,000         300,000
  Prepaid expenses and other current assets                                           644,812         501,650
                                                                                  -----------     -----------
      Total current assets                                                          7,347,583       7,150,190
                                                                                  -----------     -----------

Property and equipment                                                             24,382,076      24,015,445
  Less accumulated depreciation and amortization                                   19,464,148      19,242,437
                                                                                  -----------     -----------
      Net property and equipment                                                    4,917,928       4,773,008
                                                                                  -----------     -----------

Computer software costs (less accumulated amortization, $814,017 in 1998
  and $810,466 in 1997)                                                                47,585          51,135
Patents (less accumulated amortization, $556,227 in 1998 and $542,344 in 1997)        265,338         274,810
Other assets                                                                           17,771          19,679
                                                                                  -----------     -----------
                                                                                      330,694         345,624
                                                                                  -----------     -----------
                                                                                  $12,596,205     $12,268,822
                                                                                  ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                $   888,461     $   903,581
  Accrued liabilities                                                                 843,021         859,093
  Advances on contracts in progress                                                   636,994         410,370
                                                                                  -----------     -----------
      Total current liabilities                                                     2,368,476       2,173,044
                                                                                  -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; shares authorized 20,000,000;
    issued 3,788,876 shares in 1998 and 3,757,082 shares in 1997                       37,889          37,571
  Additional paid-in capital                                                        9,759,942       9,645,468
  Retained earnings                                                                 1,649,586       1,632,427
                                                                                  -----------     -----------
                                                                                   11,447,417      11,315,466
  Treasury stock at cost, 552,160 shares                                           (1,219,688)     (1,219,688)
                                                                                  -----------     -----------
      Total stockholders' equity                                                   10,227,729      10,095,778
                                                                                  -----------     -----------
                                                                                  $12,596,205     $12,268,822
                                                                                  ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   1998             1997
                                                                ----------       ----------

NET SALES AND REVENUES
  Contract research, service and license revenues               $3,115,886       $3,133,491
  Sales of manufacturing equipment                               1,326,640        1,317,208
                                                                ----------       ----------
    Total sales and revenues                                     4,442,526        4,450,699
                                                                ----------       ----------

COSTS AND EXPENSES
  Cost of contract research, services and licenses               2,207,178        2,074,106
  Cost of manufacturing equipment                                  803,761          856,108
  Selling, general and administrative expenses                   1,417,765        1,373,808
                                                                ----------       ----------
    Total costs and expenses                                     4,428,704        4,304,022
                                                                ----------       ----------

EARNINGS FROM OPERATIONS                                            13,822          146,677

Interest income, net                                                12,337            3,617
                                                                ----------       ----------

Earnings before income taxes                                        26,159          150,294

Income tax expense                                                   9,000               --
                                                                ----------       ----------

NET EARNINGS                                                    $   17,159       $  150,294
                                                                ==========       ==========

EARNINGS PER SHARE OF COMMON STOCK - BASIC                      $     0.01       $     0.05
                                                                ==========       ==========

EARNINGS PER SHARE OF COMMON STOCK - DILUTED                    $     0.01       $     0.05
                                                                ==========       ==========

Weighted average number of common shares outstanding - basic     3,216,869        3,020,025
                                                                ==========       ==========

Weighted average number of common and  common equivalent
  shares outstanding - diluted                                   3,350,910        3,020,025
                                                                ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1998              1997
                                                                    -----------        ---------
 Cash flows from operating activities:
  Net earnings                                                      $    17,159        $ 150,294
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
     Depreciation and amortization                                      239,144          309,250
     Changes in assets and liabilities:
       Accounts receivable                                             (371,064)        (505,986)
       Inventories                                                     (687,250)        (932,999)
       Prepaid expenses and other current assets                       (143,162)        (137,359)
       Accounts payable and accrued liabilities                         (31,192)          24,997
       Advances on contracts in progress                                226,624          311,197
                                                                    -----------        ---------
         Net cash used in operating activities                         (749,741)        (780,606)
                                                                    -----------        ---------

Cash flows from investing activities:
  Additions to property and equipment                                  (366,631)        (135,435)
  Increase in patent costs                                               (4,411)            (315)
  Increase in software production costs                                      --          (34,229)
  Other assets                                                            1,908          219,292
                                                                    -----------        ---------
         Net cash provided by (used in) investing activities           (369,134)          49,313
                                                                    -----------        ---------

Cash flows from financing activities:
  Exercise of stock options                                             114,792               --
  Repurchase of common stock                                                 --          (20,625)
                                                                    -----------        ---------
         Net cash provided by (used in) financing activities            114,792          (20,625)
                                                                    -----------        ---------

Net decrease in cash and cash equivalents                            (1,004,083)        (751,918)

Cash and cash equivalents, beginning of period                        1,695,727          970,997
                                                                    ===========        =========
Cash and cash equivalents, end of period                            $   691,644        $ 219,079
                                                                    ===========        =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
       Interest expense                                             $       723        $      --
                                                                    ===========        =========
       Income taxes                                                 $    44,400        $      --
                                                                    ===========        =========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998


(1)  INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1998 and the results of operations and changes in cash flows for the three months ended March 31, 1998 and 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1997.

          The financial statements, with the exception of the December 31, 1997 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)  INVENTORIES

          Inventories consist of the following:

                                       March 31,      December 31,
                                         1998             1997
                                      ----------      ------------
          Raw materials               $  903,100        $736,930
          Work in process                772,730         251,650
                                      ----------        --------
                                      $1,675,830        $988,580
                                      ==========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 136 factories and in 38 countries. The Company also offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications, including solar cells used to power satellites. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

     The Company's net sales and revenues for the quarter ended March 31, 1998 declined slightly, compared to the quarter ended March 31, 1997. The Company's Optoelectronics business showed growth, our Photovoltaic equipment sales were the same and Biomedical revenues showed some decline in net sales and revenues compared to the first quarter of 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                          1998                 1997
                                                         ------               -------

     Net sales and revenues                              100.0%               100.0%
     Cost of sales and revenues                           67.8                 65.8
                                                         -----                -----
     Gross profit                                         32.2                 34.2
     Selling, general and administrative expenses         31.9                 30.9
                                                         -----                -----
     Earnings from operations                              0.3                  3.3
     Earnings before income taxes                          0.6                  3.4
     Income tax expense                                    0.2                  0.0
                                                         -----                -----
     Net earnings                                          0.4%                 3.4%
                                                         =====                =====

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

Net Sales and Revenues

     Net sales and revenues decreased $8,000 or less than 1% for the quarter ended March 31, 1998 to $4,443,000, compared to $4,451,000 for the quarter ended March 31, 1997. Contract research, service and license revenues decreased $18,000 or 1% to $3,116,000 for the quarter ended March 31, 1998 compared to $3,134,000 for 1997. Manufacturing equipment sales increased $10,000 or 1% to $1,327,000 for 1998, compared to $1,317,000 for 1997. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                            Three Months Ended March 31,
                                                       --------------------------------------
                                                         1998            1997        Change
                                                       ----------     ----------    ---------

     Contract research, service and license revenues   $3,116,000     $3,134,000       (1%)
     Manufacturing equipment sales                      1,327,000      1,317,000        1%
                                                       ----------     ----------
     Net sales and revenues                            $4,443,000     $4,451,000      (<1%)
                                                       ==========     ==========

Cost of Sales and Revenues

     The cost of sales and revenues increased $81,000 to $3,011,000, and increased to 68% of net sales and revenues, for the quarter ended March 31, 1998, compared to $2,930,000 or 66% of net sales and revenues for the quarter ended March 31, 1997.

     The cost of contract research, service and license revenues increased $133,000 to $2,207,000, and increased to 71% of related revenues, for the quarter ended March 31, 1998, compared to $2,074,000 or 66% of related revenues for the quarter ended March 31, 1997. Cost of manufacturing equipment sales decreased $52,000 to $804,000, and decreased to 61% of related sales, for the quarter ended March 31, 1998, compared to $856,000 or 65% of related sales, for the quarter ended March 31, 1997. The increase in total cost of sales and revenues as a percentage of related sales and revenues is due to product mix, and increased product development cost.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                             Three Months Ended March 31,
                                                        --------------------------------------
                                                          1998          %        1997       %
                                                        ----------     ---    ----------   ---

     Contract research, service and license revenues    $2,207,000     71%    $2,074,000   66%
     Manufacturing equipment sales                         804,000     61%       856,000   65%
                                                        ----------            ----------
     Total cost of sales and revenues                   $3,011,000     68%    $2,930,000   66%
                                                        ==========            ==========

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended March 31, 1998 increased $44,000 to $1,418,000, and increased to 32% of sales and revenues, compared to $1,374,000 or 31% of sales and revenues for the quarter ended March 31, 1997. Selling, general and administrative expenses increased due to increases in sales and marketing and legal costs.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses for the quarter ended March 31, 1998 decreased $70,000 or 23% to $239,000, compared to $309,000 for the quarter ended March 31, 1997. Capital expenditures increased $231,000 or 171% to $367,000 for the quarter ended March 31, 1998, compared to $136,000 for the quarter ended March 31, 1997.

Interest

     The Company earned $13,000 in interest income for the quarter ended March 31, 1998, compared to $2,000 for the quarter ended March 31, 1997. The Company incurred insignificant interest expense in both periods.

Income Taxes

     The Company recorded income tax expense of $9,000 for the quarter ended March 31, 1998 and no income tax expense for the quarter ended March 31, 1997. At March 31, 1998, the Company had gross deferred tax assets of $300,000, which represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.

Net Earnings

     The Company reported net earnings for the quarter ended March 31, 1998 of $17,000, compared to net earnings of $150,000 for the quarter ended March 31, 1997. The decline in the Company's profitability resulted in large part from flat net sales and revenues when compared with the prior period, and an increase in product development costs, sales and marketing expenses and legal costs in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On April 4, 1997, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one-half of one percent. The line contains covenants including provisions relating to profitability and net worth. As of March 31, 1998, the Company had no outstanding debt under this revolving credit facility, which is in the process of being renewed under the existing terms and conditions. The Company has also entered into a $1 million equipment leasing line with Silicon Valley Bank.

     The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $1,004,000, to $692,000 at March 31, 1998, from $1,696,000 at December 31, 1997.
This decrease was primarily due to the Company's funding a $687,000 increase in its raw materials and in process inventories from December 31, 1997 to March 31, 1998, and first quarter 1998 capital purchases of $367,000. To date there are no material commitments by the Company for capital expenditures. At March 31, 1998, the Company's retained earnings were $1,650,000, compared to retained earnings of $1,632,000 as of December 31, 1997. Working capital as of March 31, 1998 increased less than 1% to $4,979,000, compared to $4,977,000 as of December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings per Share." (SFAS 128). All previously reported net earnings per share data have been restated to conform to the provisions of SFAS No. 128. Under SFAS 128, basic earnings per share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and are computed by dividing net earnings by the weighted average number of common shares and all dilutive securities outstanding.

     In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. The Company adopted SFAS 130 in March 1998, and it had no impact on the Consolidated Financial Statements of the Company.

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. SOP 98-1 is effective for the Company in 1999 and is not expected to have a material effect on the Company's financial statements.

     THE FOREGOING STATEMENTS MAY INCLUDE FORWARD-LOOKING STATEMENTS SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   The following exhibits are filed herewith:

     11   Statement Regarding Computation of Per Share Earnings

     27   Financial Data Schedule

B. During the quarter ended March 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SPIRE CORPORATION
                                    (Registrant)

    14 May 1998                     By: /s/ Roger G. Little
-------------------                     ----------------------------------------
Date                                    Roger G. Little
                                        President, Chief Executive Officer and
                                        Chairman of the Board


    14 May 1998                     By: /s/ Richard S. Gregorio
-------------------                     ----------------------------------------
Date                                    Richard S. Gregorio
                                        Vice President and Chief Financial
                                        Officer, Treasurer, Clerk and
                                        Principal Accounting Officer