Form 10QSB
period 1998-06-30
SPIRE CORP
filed 1998-08-14
CIK 731657

                                      1998
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


( Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ________________ to __________________


Commission file number:  0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        MASSACHUSETTS                                       04-2457335
--------------------------------------------------------------------------------
  (State or Other Jurisdiction                           (I.R.S. Employer
of Incorporation or Organization                        Identification No.)


ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS                   01730-2396
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,243,766 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on July 31, 1998.


      Transitional Small Business Disclosure Format (Check One):
                                                           Yes         No   X
                                                               -----      -----

                                SPIRE CORPORATION
                                      INDEX


                                                                   PAGE NUMBER
                                                                   -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at
    June 30, 1998 (unaudited) and December 31, 1997                    3

    Condensed Consolidated Statements of Operations
    For the Three Months Ended June 30, 1998 and 1997 and
    For the Six Months Ended June 30, 1998 and 1997 (unaudited)        4

    Condensed Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 1998 and 1997 (unaudited)        5

    Notes to Condensed Consolidated Financial Statements               6

    Management's Discussion and Analysis of Financial                7 - 11
    Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                         11

    Item 4.  Submission of Matters to a Vote of Security Holders       11

    Item 6.  Exhibits and Reports on Form 8-K                          11

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        JUNE 30,          DECEMBER 31,
                                                                                         1998                1997
                                                                                      ------------         ------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $   523,050         $ 1,695,727
    Accounts receivable, trade:
        Amounts billed                                                                  2,631,099           3,012,701
        Retainage                                                                          57,874              69,772
        Unbilled costs                                                                    502,162             621,760
                                                                                      -----------         -----------
                                                                                        3,191,135           3,704,233
        Less allowance for doubtful accounts                                              225,000              40,000
                                                                                      -----------         -----------
            Net accounts receivable                                                     2,966,135           3,664,233
                                                                                      -----------         -----------

    Inventories (Note 2)                                                                1,749,941             988,580
    Deferred income taxes                                                                 300,000             300,000
    Prepaid expenses and other current assets                                             595,692             501,650
                                                                                      -----------         -----------
            Total current assets                                                        6,134,818           7,150,190
                                                                                      -----------         -----------

Property and equipment                                                                 24,614,915          24,015,445
    Less accumulated depreciation and amortization                                     19,690,663          19,242,437
                                                                                      -----------         -----------
            Net property and equipment                                                  4,924,252           4,773,008
                                                                                      -----------         -----------

Computer software costs (less accumulated amortization,
    $817,567 in 1998 and $810,466 in 1997)                                                 44,034              51,135
Patents (less accumulated amortization, $570,110 in 1998
    and $542,344 in 1997)                                                                 259,526             274,810
Other assets                                                                               17,221              19,679
                                                                                      -----------         -----------
                                                                                          320,781             345,624
                                                                                      -----------         -----------
                                                                                      $11,379,851         $12,268,822
                                                                                      ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $   835,775         $   903,581
    Accrued liabilities                                                                 1,503,117             859,093
    Advances on contracts in progress                                                     567,952             410,370
                                                                                      -----------         -----------
        Total current liabilities                                                       2,906,844           2,173,044
                                                                                      -----------         -----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; shares
        authorized 20,000,000; issued 3,795,926
        shares in 1998 and 3,757,082 shares in 1997                                        37,959              37,571
    Additional paid-in capital                                                          9,780,494           9,645,468
    Retained earnings (accumulated deficit)                                              (125,758)          1,632,427
                                                                                      -----------         -----------
                                                                                        9,692,695          11,315,466
    Treasury stock at cost, 552,160 shares                                             (1,219,688)         (1,219,688)
                                                                                      -----------         -----------
        Total stockholders' equity                                                      8,473,007          10,095,778
                                                                                      -----------         -----------
                                                                                      $11,379,851         $12,268,822
                                                                                      ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------        -------------------------------
                                                               1998                1997               1998                1997
                                                            -----------         -----------        -----------         -----------
NET SALES AND REVENUES
    Contract research, service and license revenues         $ 2,619,588         $ 3,807,185        $ 5,735,474         $ 6,940,676
    Sales of manufacturing equipment                            825,703           2,625,663          2,152,343           3,942,871
                                                            -----------         -----------        -----------         -----------
        Total sales and revenues                              3,445,291           6,432,848          7,887,817          10,883,547
                                                            -----------         -----------        -----------         -----------

COSTS AND EXPENSES
    Cost of contract research, services and licenses          2,328,026           2,447,852          4,535,204           4,521,958
    Cost of manufacturing equipment                             763,599           1,759,344          1,567,360           2,615,452
    Selling, general and administrative expenses              2,135,160           1,424,004          3,552,925           2,797,812
                                                            -----------         -----------        -----------         -----------
        Total costs and expenses                              5,226,785           5,631,200          9,655,489           9,935,222
                                                            -----------         -----------        -----------         -----------

EARNINGS (LOSS) FROM OPERATIONS                              (1,781,494)            801,648         (1,767,672)            948,325

Interest income, net                                              6,150                  29             18,487               3,646
                                                            -----------         -----------        -----------         -----------

Earnings (loss) before income taxes                          (1,775,344)            801,677         (1,749,185)            951,971

Income tax expense                                                   --             100,000              9,000             100,000
                                                            -----------         -----------        -----------         -----------

NET EARNINGS (LOSS)                                         $(1,775,344)        $   701,677        $(1,758,185)        $   851,971
                                                            ===========         ===========        ===========         ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC           $     (0.55)        $      0.23        $     (0.54)        $      0.28
                                                            ===========         ===========        ===========         ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - DILUTED         $     (0.55)        $      0.22        $     (0.54)        $      0.27
                                                            ===========         ===========        ===========         ===========

Weighted average number of common shares
    outstanding - basic                                       3,241,291           3,031,294          3,227,989           3,026,464
                                                            ===========         ===========        ===========         ===========

Weighted average number of common and  common
    equivalent shares outstanding - diluted                   3,241,291           3,148,554          3,227,989           3,143,724
                                                            ===========         ===========        ===========         ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------
                                                                               1998                1997
                                                                            -----------         -----------

Cash flows from operating activities:
    Net earnings (loss)                                                     $(1,758,185)        $   851,971
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
            Depreciation and amortization                                       483,093             583,471
            Changes in assets and liabilities:
                Accounts receivable                                             698,098            (506,608)
                Inventories                                                    (761,361)           (706,756)
                Prepaid expenses and other current assets                       (94,042)            (17,887)
                Accounts payable and accrued liabilities                        576,218              65,387
                Advances on contracts in progress                               157,582          (1,076,876)
                                                                            -----------         -----------
                     Net cash used in operating activities                     (698,597)           (807,298)
                                                                            -----------         -----------

Cash flows from investing activities:
    Additions to property and equipment                                        (599,470)           (231,468)
    Increase in patent costs                                                    (12,482)            (18,986)
    Increase in software production costs                                            --             (34,229)
    Other assets                                                                  2,458             208,167
                                                                            -----------         -----------
                 Net cash used in investing activities                         (609,494)            (76,516)
                                                                            -----------         -----------

Cash flows from financing activities:
    Exercise of stock options                                                   135,414              89,733
    Repurchase of common stock                                                       --             (20,625)
                                                                            -----------         -----------
                      Net cash provided by financing activities                 135,414              69,108
                                                                            -----------         -----------

Net decrease in cash and cash equivalents                                    (1,172,677)           (814,706)

Cash and cash equivalents, beginning of period                                1,695,727             970,997
                                                                            -----------         -----------
Cash and cash equivalents, end of period                                    $   523,050         $   156,291
                                                                            ===========         ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
            Interest expense                                                $       723         $     5,118
                                                                            ===========         ===========
            Income taxes                                                    $    44,400         $     4,000
                                                                            ===========         ===========



     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998


(1)  INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1998 and the results of operations and changes in cash flows for the six months ended June 30, 1998 and 1997. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998. Certain amounts from the second quarter 1997 financial statements have been reclassified to conform to the second quarter 1998 presentation.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1997.

          The financial statements, with the exception of the December 31, 1997 balance sheet, are unaudited and have not been examined by independent public accountants.


(2)  INVENTORIES

          Inventories consist of the following:

                                  June 30,        December 31,
                                   1998               1997
                                 ----------        ----------
          Raw materials          $  832,323        $  736,930
          Work in process           917,618           251,650
                                 ----------        ----------
                                 $1,749,941        $  988,580
                                 ==========        ==========


(3)  EARNINGS PER SHARE

          The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings
     (loss) is as follows:


                                                     Three Months Ended June 30,        Six Months Ended June 30,
                                                     ---------------------------       --------------------------
                                                       1998             1997             1998              1997
                                                     ---------        ---------        ---------        ---------
          Weighted average number of shares
              outstanding - basic                    3,241,291        3,031,294        3,227,989        3,026,464
          Incremental shares from the assumed
              exercise of stock options                   --            117,260             --            117,260
                                                     ---------        ---------        ---------        ---------
          Weighted average number of shares
              outstanding - diluted                  3,241,291        3,148,554        3,227,989        3,143,724
                                                     =========        =========        =========        =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 140 factories and in 38 countries. The Company also offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications, including solar cells used to power satellites. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

     The Company's net sales and revenues for the quarter ended June 30, 1998 declined, compared to the quarter ended June 30, 1997.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:


                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                           ---------------------------   -------------------------
                                                              1998          1997          1998           1997
                                                              -----         -----         -----          -----
          Net sales and revenues                              100.0%        100.0%        100.0%         100.0%
          Cost of sales and revenues                           89.7          65.4          77.4           65.6
                                                              -----         -----         -----          -----
          Gross profit                                         10.3          34.6          22.6           34.4
          Selling, general and administrative expenses         62.0          22.1          45.0           25.7
                                                              -----         -----         -----          -----
          Earnings (loss) from operations                     (51.7)         12.5         (22.4)           8.7
          Earnings (loss) before income taxes                 (51.5)         12.5         (22.2)           8.7
          Income tax expense                                     --           1.6           0.1            0.9
                                                              -----         -----         -----          -----
          Net (loss) earnings                                 (51.5)%        10.9%        (22.3)%          7.8%
                                                              =====         =====         =====          =====


THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

Net Sales and Revenues

     Net sales and revenues decreased $2,988,000 or 46% for the three months ended June 30, 1998 to $3,445,000, compared to $6,433,000 for the three months ended June 30, 1997. Contract research, service and license revenues decreased $1,188,000 or 31% to $2,619,000 for the three months ended June 30, 1998 compared to $3,807,000 for 1997. Manufacturing equipment sales decreased $1,800,000 or 69% to $826,000 for 1998, compared to $2,626,000 for 1997. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                        Three Months Ended June 30,
                                                                 ----------------------------------------------
                                                                    1998              1997             Change
                                                                 ----------        ----------        ----------

          Contract research, service and license revenues        $2,619,000        $3,807,000           (31%)
          Manufacturing equipment sales                             826,000         2,626,000           (69%)
                                                                 ----------        ----------
          Net sales and revenues                                 $3,445,000        $6,433,000           (46%)
                                                                 ==========        ==========

     Net sales and revenues decreased $2,996,000 or 28% for the six months ended June 30, 1998 to $7,888,000, compared to $10,884,000 for the six months ended June 30, 1997. Contract research, service and license revenues decreased $1,205,000 or 17% to $5,736,000 for the six months ended June 30, 1998 compared to $6,941,000 for 1997. Manufacturing equipment sales decreased $1,791,000 or 45% to $2,152,000 for 1998, compared to $3,943,000 for 1997.

     The following table categorizes the Company's net sales and revenues for the periods presented:


                                                                              Six Months Ended June 30,
                                                                 -----------------------------------------------
                                                                    1998               1997            Change
                                                                 -----------        ----------        ----------

          Contract research, service and license revenues        $ 5,736,000        $ 6,941,000           (17%)
          Manufacturing equipment sales                            2,152,000          3,943,000           (45%)
                                                                 ----------         -----------
          Net sales and revenues                                 $ 7,888,000        $10,884,000           (28%)
                                                                 ----------         -----------


     The decline in manufacturing equipment sales for the three and six month periods ended June 30, 1998 is primarily due to a decline in shipments to the Far East in 1998. The decline in contract research, service and license revenues for the three and six month periods ended June 30, 1998 is primarily due to revenue of $600,000 associated with a one-time technology transfer in the second quarter of 1997, a decline in revenues from United States government contracts in 1998, and a revision to government contract overhead rates for 1997 and 1998, which came in lower than billed rates and resulted in a reserve of $70,000.

Cost of Sales and Revenues

     The cost of sales and revenues decreased $1,115,000 to $3,092,000, but increased to 90% of net sales and revenues, for the quarter ended June 30, 1998, compared to $4,207,000 or 65% of net sales and revenues for the quarter ended June 30, 1997.

     The cost of contract research, service and license revenues decreased $120,000 to $2,328,000, but increased to 89% of related revenues, for the quarter ended June 30, 1998, compared to $2,448,000 or 64% of related revenues for the quarter ended June 30, 1997. Cost of manufacturing equipment sales decreased $995,000 to $764,000, but increased to 92% of related sales, for the quarter ended June 30, 1998, compared to $1,759,000 or 67% of related sales, for the quarter ended June 30, 1997.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:


                                                                                  Three Months Ended June 30,
                                                                 -------------------------------------------------------
                                                                    1998            %             1997             %
                                                                 ----------      ---------     ----------       --------

          Contract research, service and license revenues        $2,328,000         89%        $2,448,000          64%
          Manufacturing equipment sales                             764,000         92%         1,759,000          67%
                                                                 ----------                    ----------
          Total cost of sales and revenues                       $3,092,000         90%        $4,207,000          65%
                                                                 ==========                    ==========



     The cost of sales and revenues decreased $1,034,000 to $6,103,000, but increased to 77% of net sales and revenues, for the six months ended June 30, 1998, compared to $7,137,000 or 66% of net sales and revenues for the six months ended June 30, 1997.

     The cost of contract research, service and license revenues increased $13,000 to $4,535,000, and increased to 79% of related revenues, for the six months ended June 30, 1998, compared to $4,522,000 or 65% of related revenues for the six months ended June 30, 1997. Cost of manufacturing equipment sales decreased $1,047,000 to $1,568,000, but increased to 73% of related sales, for the six months ended June 30, 1998, compared to $2,615,000 or 66% of related sales, for the six months ended June 30, 1997.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                  Six Months Ended June 30,
                                                                 -------------------------------------------------------
                                                                    1998            %             1997             %
                                                                 ----------      ---------     ----------       --------

          Contract research, service and license revenues        $4,535,000         79%        $4,522,000          65%
          Manufacturing equipment sales                           1,568,000         73%         2,615,000          66%
                                                                 ----------                    ----------
          Total cost of sales and revenues                       $6,103,000         77%        $7,137,000          66%
                                                                 ==========                    ==========

     For both the three and six month periods ended June 30, 1998, the increase in total cost of sales and revenues as a percentage of related sales and revenues is due to lower sales volume in 1998 available to spread fixed cost of sales over, the booking of $200,000 for the possibility that final payment from a customer on a particular photovoltaic machine would not be received, and a change in product mix from 1997, particularly related to a technology transfer in the second quarter of 1997 for which revenue of $600,000 was recognized.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the quarter ended June 30, 1998 increased $711,000 to $2,135,000, and increased to 62% of sales and revenues, compared to $1,424,000 or 22% of sales and revenues for the quarter ended June 30, 1997. Selling, general and administrative expenses increased due to the accrual of $547,000 of non-recurring costs related to the settlement with the government (See Part II, Item 1. Legal Proceedings). Also impacting selling, general and administrative expenses were legal costs in this matter amounting to nearly $250,000.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses for the six months ended June 30, 1998 decreased $100,000 or 17% to $483,000, compared to $583,000 for the six months ended June 30, 1997. Capital expenditures increased $368,000 or 159% to $599,000 for the six months ended June 30, 1998, compared to $231,000 for the six months ended June 30, 1997.

Interest

     The Company earned $6,000 in interest income for the quarter ended June 30, 1998, compared to an insignificant amount for the quarter ended June 30, 1997. The Company incurred insignificant interest expense in both periods.

Income Taxes

     The Company recorded no income tax expense for the quarter ended June 30, 1998 and income tax expense of $100,000 for the quarter ended June 30, 1997. At June 30, 1998, the Company had gross deferred tax assets of $300,000, which represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.

Net Earnings (Loss)

     The Company reported a net loss for the quarter ended June 30, 1998 of $1,775,000, compared to net earnings of $702,000 for the quarter ended June 30, 1997. The decline in the Company's profitability resulted in large part from non-recurring charges accrued in the second quarter of 1998 associated with the settlement (See Part II, Item 1. Legal Proceedings), and approximately a $3,000,000 decrease in net sales and revenues when compared with the prior period, including $600,000 of revenues associated with a technology transfer in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On April 7, 1998, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements.

This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one-half of one percent. The line contains covenants including provisions relating to profitability and net worth. As of June 30, 1998, the Company was in default of certain financial covenants; however the Company anticipates receiving a waiver of these defaults from the Bank. As of June 30, 1998, the Company had no outstanding debt under this revolving credit facility. The Company has also entered into a $1 million equipment leasing line with Silicon Valley Bank.

     The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $1,173,000 to $523,000 at June 30, 1998, from $1,696,000 at December 31, 1997.
To date there are no material commitments by the Company for capital expenditures. At June 30, 1998, the Company's accumulated deficit was $126,000, compared to retained earnings of $1,632,000 as of December 31, 1997. Working capital as of June 30, 1998 decreased 35% to $3,228,000, compared to $4,977,000 as of December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designed as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue refers to potential problems with computer systems or any equipment with computer chips or software that use dates where the date has been stored as just two digits (e.g., 98 for 1998). On January 1, 2000, any clock or date recording mechanism incorporating date sensitive software which uses only two digits to represent the year may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activities.

     The Company is in the process of conducting a review of its internal information systems to determine the extent of any Year 2000 problem. The Company is still gathering information, but based on such review to date, the Company does not believe that the impact of any Year 2000 problem will be material, because its principal information systems appear to correctly define the year 2000. Although there exists the possibility that Year 2000 issues will be identified, based on such review to date, the Company does not currently expect that any such problems will have a material adverse effect on the Company's future operating results or financial condition.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On March 2, 1998 the Company received a letter from the Office of the United States Attorney for the Eastern District of Virginia stating that it was considering the commencement of a civil action concerning seven research initiatives undertaken by the Company in the period from 1990 to the present. The letter alleged that, in certain instances, the Company had failed to inform the government of pending or previously submitted proposals for work the government alleges was related to proposals which were funded. Rather than continuing to incur the legal costs and expend management resources in litigating this matter the Company settled with the government for $547,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 21, 1998, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote on the following proposal:

     To fix the number of directors at six and to elect six members of the Board of Directors. Nominees for Director were: (a) Michael T. Eckhart, (b) A. John Gale, (c) Udo Henseler, (d) Roger G. Little, (e) Roger W. Redmond, (f) John A. Tarello.


                                     Shares             Shares Voting Against              Shares                 Broker
            Proposal               Voting For            or Authority Withheld           Abstaining              Non-Votes
     -----------------------    ------------------    ---------------------------    -------------------    --------------------

     Michael T. Eckhart               3,136,498                  34,055                       0                    66,163
     A. John Gale                     3,137,898                  32,655                       0                    66,163
     Udo Henseler                     3,136,898                  33,655                       0                    66,163
     Roger G. Little                  3,137,898                  32,655                       0                    66,163
     Roger W. Redmond                 3,136,898                  33,655                       0                    66,163
     John A. Tarello                  3,136,898                  33,655                       0                    66,163



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.   The following exhibits are filed herewith:

     27    Financial Data Schedule

B. During the quarter ended June 30, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SPIRE CORPORATION
                                  (Registrant)


    14 August 1998                By:   /s/ Roger G. Little
---------------------------             ----------------------------------
Date                                    Roger G. Little
                                        President, Chief Executive Officer
                                        and Chairman of the Board


    14 August 1998                By:   /s/ Richard S. Gregorio
---------------------------             ----------------------------------
Date                                    Richard S. Gregorio
                                        Vice President and Chief Financial
                                        Officer, Treasurer, Clerk and
                                        Principal Accounting Officer