Form 10QSB
period 1998-09-30
SPIRE CORP
filed 1998-11-12
CIK 731657

                                      1998
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________________ to ___________________


Commission file number: 0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


Massachusetts                                                                                            04-2457335
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization                  (I.R.S. Employer Identification No.)


One Patriots Park, Bedford, Massachusetts                             01730-2396
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                  781-275-6000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,243,766 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on October 30, 1998.


     Transitional Small Business Disclosure Format (Check One): Yes [ ]   No [X]

                                SPIRE CORPORATION
                                      INDEX


                                                                                Page Number
                                                                                -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at                                          3
    September 30, 1998 (unaudited) and December 31, 1997

    Condensed Consolidated Statements of Operations                                   4
    For the Three Months Ended September 30, 1998 and 1997 and
    For the Nine Months Ended September 30, 1998 and 1997 (unaudited)

    Condensed Consolidated Statements of Cash Flows                                   5
    For the Nine Months Ended September 30, 1998 and 1997 (unaudited)

    Notes to Condensed Consolidated Financial Statements                              6

    Management's Discussion and Analysis of Financial                              7 - 11
    Condition and Results of Operations


PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                                       11

    Item 6.  Exhibits and Reports on Form 8-K                                        11

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                         1998               1997
                                                                                     -------------      ------------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                         $   481,844        $ 1,695,727
    Accounts receivable, trade:
        Amounts billed                                                                  2,853,017          3,012,701
        Retainage                                                                          54,133             69,772
        Unbilled costs                                                                    631,826            621,760
                                                                                      -----------        -----------
                                                                                        3,538,976          3,704,233
        Less allowance for doubtful accounts                                              107,900             40,000
                                                                                      -----------        -----------
            Net accounts receivable                                                     3,431,076          3,664,233
                                                                                      -----------        -----------

    Inventories (Note 2)                                                                1,848,132            988,580
    Deferred income taxes                                                                 349,578            300,000
    Prepaid expenses and other current assets                                             552,647            501,650
                                                                                      -----------        -----------
            Total current assets                                                        6,663,277          7,150,190
                                                                                      -----------        -----------

Property and equipment                                                                 24,729,255         24,015,445
    Less accumulated depreciation and amortization                                     19,927,103         19,242,437
                                                                                      -----------        -----------
            Net property and equipment                                                  4,802,152          4,773,008
                                                                                      -----------        -----------

Computer software costs (less accumulated amortization, $821,117 in 1998 and
    $810,466 in 1997)                                                                      40,484             51,135
Patents (less accumulated amortization, $576,726 in 1998 and $542,344 in 1997)            253,093            274,810
Other assets                                                                               16,146             19,679
                                                                                      -----------        -----------
                                                                                          309,723            345,624
                                                                                      -----------        -----------
                                                                                      $11,775,152        $12,268,822
                                                                                      ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                  $ 1,592,534        $   903,581
    Accrued liabilities                                                                 1,308,943            859,093
    Advances on contracts in progress                                                     735,946            410,370
                                                                                      -----------        -----------
        Total current liabilities                                                       3,637,423          2,173,044
                                                                                      -----------        -----------

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,795,926 shares in 1998 and 3,757,082 shares in 1997                       37,959             37,571
    Additional paid-in capital                                                          9,780,494          9,645,468
    Retained earnings (accumulated deficit)                                              (461,036)         1,632,427
                                                                                      -----------        -----------
                                                                                        9,357,417         11,315,466
    Treasury stock at cost, 552,160 shares                                             (1,219,688)        (1,219,688)
                                                                                      -----------        -----------
        Total stockholders' equity                                                      8,137,729         10,095,778
                                                                                      -----------        -----------
                                                                                      $11,775,152        $12,268,822
                                                                                      ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                            --------------------------     ----------------------------
                                                               1998            1997            1998             1997
                                                            ----------      ----------     -----------      -----------
NET SALES AND REVENUES
    Contract research, service and license revenues         $2,869,262      $3,833,257     $ 8,604,736      $10,773,933
    Sales of manufacturing equipment                           850,655       2,342,777       3,002,998        6,285,648
                                                            ----------      ----------     -----------      -----------
        Total sales and revenues                             3,719,917       6,176,034      11,607,734       17,059,581
                                                            ----------      ----------     -----------      -----------

COSTS AND EXPENSES
    Cost of contract research, services and licenses         1,698,051       2,377,376       6,058,255        6,899,334
    Cost of manufacturing equipment                            963,082       1,597,626       2,705,442        4,213,078
    Selling, general and administrative expenses             1,396,092       1,486,400       4,949,017        4,284,212
                                                            ----------      ----------     -----------      -----------
        Total costs and expenses                             4,057,225       5,461,402      13,712,714       15,396,624
                                                            ----------      ----------     -----------      -----------

EARNINGS (LOSS) FROM OPERATIONS                               (337,308)        714,632      (2,104,980)       1,662,957

Interest income, net                                             2,030          10,294          20,517           13,940
                                                            ----------      ----------     -----------      -----------

Earnings (loss) before income taxes                           (335,278)        724,926      (2,084,463)       1,676,897

Income tax expense                                                  --              --           9,000          100,000
                                                            ----------      ----------     -----------      -----------

NET EARNINGS (LOSS)                                         $ (335,278)     $  724,926     $(2,093,463)     $ 1,576,897
                                                            ==========      ==========     ===========      ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC           $    (0.10)     $     0.23     $     (0.65)     $      0.52
                                                            ==========      ==========     ===========      ===========

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - DILUTED         $    (0.10)     $     0.22     $     (0.65)     $      0.48
                                                            ==========      ==========     ===========      ===========

Weighted average number of common shares
    outstanding - basic                                      3,243,766       3,094,744       3,232,722        3,052,263
                                                            ==========      ==========     ===========      ===========

Weighted average number of common and  common
    equivalent shares  outstanding - diluted                 3,243,766       3,317,628       3,232,722        3,275,147
                                                            ==========      ==========     ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    1998                 1997
                                                                                -----------          -----------

Cash flows from operating activities:
    Net earnings (loss)                                                         $(2,093,463)         $ 1,576,897
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
            Depreciation and amortization                                           736,958              845,425
            Deferred income taxes                                                   (49,578)            (300,000)
            Changes in assets and liabilities:
                Accounts receivable                                                 233,157              (76,272)
                Inventories                                                        (859,552)            (646,703)
                Prepaid expenses and other current assets                           (50,997)            (167,031)
                Accounts payable and accrued liabilities                          1,138,803               31,634
                Advances on contracts in progress                                   325,576           (1,267,338)
                                                                                -----------          -----------
                     Net cash used in operating activities                         (619,096)              (3,388)
                                                                                -----------          -----------

Cash flows from investing activities:
    Additions to property and equipment                                            (713,810)            (611,724)
    Increase in patent costs                                                        (19,924)             (29,370)
    Increase in software production costs                                                --              (34,229)
    Other assets                                                                      3,533              210,143
                                                                                -----------          -----------
                 Net cash used in investing activities                             (730,201)            (465,180)
                                                                                -----------          -----------

Cash flows from financing activities:
    Tax benefit of disqualifying dispositions of stock option exercises                  --              377,763
    Exercise of stock options                                                       135,414              542,981
    Repurchase of common stock                                                           --              (20,625)
                                                                                -----------          -----------
                      Net cash provided by financing activities                     135,414             (900,119)
                                                                                -----------          -----------

Net increase (decrease) in cash and cash equivalents                             (1,213,883)             431,551

Cash and cash equivalents, beginning of period                                    1,695,727              970,997
                                                                                -----------          -----------
Cash and cash equivalents, end of period                                        $   481,844          $ 1,402,548
                                                                                ===========          ===========

Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest expense                                                    $     2,810          $     5,118
                                                                                ===========          ===========
            Income taxes                                                        $    44,400          $    75,895
                                                                                ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998


(1)    INTERIM FINANCIAL STATEMENTS

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998. Certain amounts from the second quarter 1998 financial statements have been reclassified to conform to the third quarter 1998 presentation.

             The accounting policies followed by the Company are set forth in
       Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1997.

             The financial statements, with the exception of the December 31, 1997 balance sheet, are unaudited and have not been examined by independent certified public accountants.


(2)    INVENTORIES

             Inventories consist of the following:

                                                September 30,      December 31,
                                                    1998               1997
                                                -------------      ------------

             Raw materials                       $  790,521          $736,930
             Work in process                      1,057,611           251,650
                                                 ----------          --------
                                                 $1,848,132          $988,580
                                                 ==========          ========

(3)    EARNINGS PER SHARE

             The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss) is as follows:

                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                                   --------------------------        --------------------------
                                                      1998             1997             1998             1997
                                                   ---------        ---------        ---------        ---------

      Weighted average number of shares
          outstanding - basic                      3,243,766        3,094,744        3,232,722        3,052,263
      Incremental shares from the assumed
          exercise of stock options                       --          222,884               --          222,884
                                                   ---------        ---------        ---------        ---------
      Weighted average number of shares
          outstanding - diluted                    3,243,766        3,317,628        3,232,722        3,275,147
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

       The Company's net sales and revenues for the quarter ended September 30, 1998 declined, compared to the quarter ended September 30, 1997.

RESULTS OF OPERATIONS

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                            --------------------          ---------------------
                                                             1998           1997           1998            1997
                                                            -----          -----          -----           -----

       Net sales and revenues                               100.0%         100.0%         100.0%          100.0%
       Cost of sales and revenues                            71.5           64.4           75.5            65.1
                                                            -----          -----          -----           -----
       Gross profit                                          28.5           35.6           24.5            34.9
       Selling, general and administrative expenses          37.5           24.1           42.6            25.1
                                                            -----          -----          -----           -----
       Earnings (loss) from operations                       (9.0)          11.5          (18.1)            9.8
       Earnings (loss) before income taxes                   (9.0)          11.7          (18.0)            9.8
       Income tax expense                                      --             --             --             0.6
                                                            -----          -----          -----           -----
       Net (loss) earnings                                   (9.0%)          11.7%        (18.0%)           9.2%
                                                            =====          ======         ======          =====


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

Net Sales and Revenues

       Net sales and revenues decreased $2,456,000 or 40% for the three months ended September 30, 1998 to $3,720,000, compared to $6,176,000 for the three months ended September 30, 1997. Contract research, service and license revenues decreased $964,000 or 25% to $2,869,000 for the three months ended September 30, 1998 compared to $3,833,000 for 1997. Manufacturing equipment sales decreased $1,492,000 or 64% to $851,000 for 1998, compared to $2,343,000 for 1997. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                     Three Months Ended September 30,
                                                              ----------------------------------------------
                                                                 1998              1997             % Change
                                                              ----------        ----------          --------

       Contract research, service and license revenues        $2,869,000        $3,833,000            (25%)
       Manufacturing equipment sales                             851,000         2,343,000            (64%)
                                                              ----------        ----------
       Net sales and revenues                                 $3,720,000        $6,176,000            (40%)
                                                              ==========        ==========

       Net sales and revenues decreased $5,452,000 or 32% for the nine months ended September 30, 1998 to $11,608,000, compared to $17,060,000 for the nine months ended September 30, 1997. Contract research, service and license revenues decreased $2,169,000 or 20% to $8,605,000 for the nine months ended September 30, 1998 compared to $10,774,000 for 1997. Manufacturing equipment sales decreased $3,283,000 or 52% to $3,003,000 for 1998, compared to $6,286,000 for
1997.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                      Nine Months Ended September 30,
                                                               --------------------------------------------
                                                                   1998              1997          % Change
                                                               -----------       -----------       --------

       Contract research, service and license revenues         $ 8,605,000       $10,774,000         (20%)
       Manufacturing equipment sales                             3,003,000         6,286,000         (52%)
                                                               -----------       -----------
       Net sales and revenues                                  $11,608,000       $17,060,000         (32%)
                                                               ===========       ===========

       The decline in manufacturing equipment sales for the three and nine month periods ended September 30, 1998 is primarily due to a global decline in photovoltaic module production. The decline in contract research, service and license revenues for the three and nine month periods ended September 30, 1998 is primarily due to a decline in government contracts in 1998. The decline in contract research, service and license revenues for the nine month periods ended September 30, 1998 is also due to revenue of $600,000 associated with a one-time technology transfer in the second quarter of 1997, and a revision to government contract overhead rates for 1997 and 1998, which came in lower than billed rates and resulted in a reserve of $70,000 in the second quarter of 1998.

Cost of Sales and Revenues

       The cost of sales and revenues decreased $1,314,000 to $2,661,000, but increased to 72% of net sales and revenues, for the quarter ended September 30, 1998, compared to $3,975,000 or 64% of net sales and revenues for the quarter ended September 30, 1997.

       The cost of contract research, service and license revenues decreased $679,000 to $1,698,000, and decreased to 59% of related revenues, for the quarter ended September 30, 1998, compared to $2,377,000 or 62% of related revenues for the quarter ended September 30, 1997. Cost of manufacturing equipment sales decreased $635,000 to $963,000, but increased to 113% of related sales, for the quarter ended September 30, 1998, compared to $1,598,000 or 68% of related sales, for the quarter ended September 30, 1997.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                              Three Months Ended September 30,
                                                                    -----------------------------------------------------
                                                                       1998             %            1997              %
                                                                    ----------         ---         ----------         ---

       Contract research, service and license revenues              $1,698,000          59%        $2,377,000          62%
       Manufacturing equipment sales                                   963,000         113%         1,598,000          68%
                                                                    ----------                     ----------
       Total cost of sales and revenues                             $2,661,000          72%        $3,975,000          64%
                                                                    ==========                     ==========

       The cost of sales and revenues decreased $2,349,000 to $8,764,000, but increased to 75% of net sales and revenues, for the nine months ended September 30, 1998, compared to $11,112,000 or 65% of net sales and revenues for the nine months ended September 30, 1997.

       The cost of contract research, service and license revenues decreased $841,000 to $6,058,000, but increased to 70% of related revenues, for the nine months ended September 30, 1998, compared to $6,899,000 or 64% of related revenues for the nine months ended September 30, 1997. Cost of manufacturing equipment sales decreased $1,508,000 to $2,705,000, but increased to 90% of related sales, for the nine months ended September 30, 1998, compared to $4,213,000 or 67% of related sales, for the nine months ended September 30, 1997.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                Nine Months Ended September 30,
                                                                    -----------------------------------------------------
                                                                       1998             %             1997             %
                                                                    ----------         ---         -----------        ---

       Contract research, service and license revenues              $6,058,000          70%        $ 6,899,000         64%
       Manufacturing equipment sales                                 2,706,000          90%          4,213,000         67%
                                                                    ----------                     -----------
       Total cost of sales and revenues                             $8,764,000          75%        $11,112,000         65%
                                                                    ==========                     ===========

       For both the three and nine month periods ended September 30, 1998, the increase in total cost of sales and revenues as a percentage of related sales and revenues is due to lower sales volume in 1998 available to spread fixed cost of sales over and a change in product mix from 1997, particularly related to a technology transfer in the second quarter of 1997 for which revenue of $600,000 was recognized.

Selling, General and Administrative Expenses

       Selling, general and administrative expenses for the nine months ended September 30, 1998 increased $665,000 to $4,949,000, and increased to 43% of sales and revenues, compared to $4,284,000 or 25% of sales and revenues for the nine months ended September 30, 1997. Selling, general and administrative expenses increased due to the accrual of $547,000 of non-recurring costs in the second quarter of 1998 related to the settlement with the government (See Part II, Item 1. Legal Proceedings). Also impacting selling, general and administrative expenses was an increase in legal costs for the nine months ended September 30, 1998 versus the similar 1997 time period.

       Selling, general and administrative expenses for the quarter ended September 30, 1998 decreased $90,000 to $1,396,000, but increased to 38% of sales and revenues, compared to $1,486,000 or 24% of sales and revenues for the quarter ended September 30, 1997. The decrease in selling, general and administrative expenses in the third quarter of 1998 versus the third quarter of 1997 was primarily due to a decrease in public relations and marketing expenses and commissions in 1998. During the third quarter of 1998, the Company incurred legal expenses of $140,000 in pursuit of a claim against a former employee.

 Depreciation and Amortization Expenses

       Depreciation and amortization expenses for the nine months ended September 30, 1998 decreased $108,000 or 13% to $737,000, compared to $845,000 for the nine months ended September 30, 1997. Capital expenditures increased $102,000 or 17% to $714,000 for the nine months ended September 30, 1998, compared to $612,000 for the nine months ended September 30, 1997.

Interest

       The Company earned $3,000 in interest income for the quarter ended September 30, 1998, compared to $10,000 for the quarter ended September 30, 1997. The Company incurred insignificant interest expense in both periods.

Income Taxes

       The Company recorded $9,000 income tax expense for the nine months ended September 30, 1998 and income tax expense of $400,000 for the nine months ended September 30, 1997. At September 30, 1998, the Company had gross deferred tax assets of $349,578, which represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.

Net Earnings (Loss)

       The Company reported a net loss for the quarter ended September 30, 1998 of $335,000, compared to net earnings of $725,000 for the quarter ended September 30, 1997. The decline in the Company's profitability resulted in large part from an approximately $2,500,000 decrease in net sales and revenues when compared with the prior period, and to a lesser extent, an increase in legal costs in the third quarter of 1998 versus the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On April 7, 1998, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one-half of one percent. The line contains covenants including provisions relating to profitability and net worth. As of September 30, 1998, the Company was in default of certain financial covenants; however the Company anticipates receiving a waiver of these defaults from the Bank. As of September 30, 1998, the Company had no outstanding debt under this revolving credit facility. The Company has also entered into a $1 million equipment leasing line with Silicon Valley Bank.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. In addition, the Company has taken steps to conserve its resources by reducing its cost of operations. Cash and cash equivalents decreased $1,214,000 to $482,000 at September 30, 1998, from $1,696,000 at December 31, 1997. To date there are no material commitments by the Company for capital expenditures. At September 30, 1998, the Company's accumulated deficit was $461,000, compared to retained earnings of $1,632,000 as of December 31, 1997. Working capital as of September 30, 1998 decreased 39% to $3,026,000, compared to $4,977,000 as of December 31, 1997.

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

IMPACT OF THE YEAR 2000 ISSUE

       The Company has initiated a program to identify the potential impact of the Year 2000 issue. The Year 2000 relates to computer programs and embedded computer chips being viable to distinguish between the year 1900 and the year 2000.

       The Company is near completion of a review and assessment of potentially affected items, including information technology and non-information technology, for Year 2000 compliance. A final examination of potentially affected items will be completed no later than December 1998. When identifying computer programs that are not Year 2000 compliant, the Company has sought to upgrade these programs to newer versions of software that are Year 2000 compliant. The Company estimates that it will obtain all required software no later than June 1999. The cost of the software is estimated to not exceed $50,000.

       The Company's business is also dependent upon systems of third parties, primarily its vendors and customers. The Company has prepared questionnaires and submitted them to all of its significant vendors. The Company is now collecting and analyzing their responses. Although this process is incomplete, no known problems have been identified. The Company expects to complete the analysis by March 1999. During the fourth quarter of 1998, the Company will be issuing questionnaires to its customer base. The Company anticipates completion of the analysis of its customer base by March 1999.

       The Company believes that its most likely and reasonable worst case scenario relating to the Year 2000 would be failure of certain of its applications with imbedded software or failure of such applications of a material customer or vendor. Failure of applications of embedded software could result in a disruption of the Company's operation and thereby negatively affect revenues and profitability. Failure of a significant vendor's information systems could temporarily interrupt supply of materials or services and impair the Company's ability to fill orders. If a major customer system fails to become Year 2000 compliant, the Company's revenues could be temporarily disrupted if the customer suspends further purchases. Although there can be no assurance that these failures will not have an adverse effect on the Company's business, the Company believes that any such adverse effect would not be material.

       The Company is formulating contingency plans to address any such failures. The plans include identifying Year 2000 compliant software for the Company's internal systems, and identifying alternative vendors to assure continuity of supplies.

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


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

       On March 2, 1998 the Company received a letter from the Office of the United States Attorney for the Eastern District of Virginia stating that it was considering the commencement of a civil action concerning research initiatives undertaken by the Company in the period from 1990 to 1997. The letter alleged that, in certain instances, the Company had failed to inform the government of pending or previously submitted proposals for work the government alleges was related to proposals which were funded. Rather than continuing to incur the legal costs and expend management resources in litigating this matter the Company settled with the government on August 18, 1998 for $547,000. This matter was previously reported in Quarterly Reports on Form 10-QSB for quarterly periods ended March 31, 1998 and June 30, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.     The following exhibits are filed herewith:

       27    Financial Data Schedule

B. During the quarter ended September 30, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    SPIRE CORPORATION
                                    (Registrant)


    12 NOVEMBER 1998                By: /s/ Roger G. Little
-----------------------------           ----------------------------------------
Date                                    Roger G. Little
                                        President, Chief Executive Officer and
                                        Chairman of the Board


    12 NOVEMBER 1998                By: /s/ Richard S. Gregorio
-----------------------------           ----------------------------------------
Date                                    Richard S. Gregorio
                                        Vice President and Chief Financial
                                        Officer, Treasurer, Clerk and
                                        Principal Accounting Officer