Form 10KSB
period 1998-12-31
SPIRE CORP
filed 1999-03-31
CIK 731657

                                      1998
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required] For the fiscal year ended
    December 31, 1998.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]     For the transition period from
                to
    -----------    -----------

Commission file number: 0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          MASSACHUSETTS                                 04-2457335
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization


ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS 01730-2396        781-275-6000
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)  (Zip Code) (Issuer's Telephone Number,
                                                        Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH  REGISTERED
     -------------------              ------------------------------------------
       Not applicable                              Not applicable

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE, NASDAQ
                                                               ------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                              [X]

State issuer's revenues for its most recent fiscal year: $14,143,000.

Based on the closing average price for the registrant's voting stock on February 26, 1999, the aggregate market value of such voting stock held by non-affiliates of the registrant was $7,253,863.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,243,766 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on February 26, 1999.

Transitional Small Business Disclosure Format (Check One):       Yes ___ No _X_

DOCUMENTS INCORPORATED  BY REFERENCE
Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 1999 Annual Meeting to be held on May 20, 1999 are incorporated by reference into Part III of this Report.

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

BUSINESS DEVELOPMENT

       Spire Corporation ("Spire" or the "Company"), a Massachusetts corporation incorporated in 1969, is organized into three business areas all of which have developed out of the Company's expertise in semiconductor technologies:

              * Photovoltaics,
              * Optoelectronics, and
              * Biomedical.

The Company's revenues over the past three years have been between $14 and $23 million, but the sources of those revenues have varied among the Company's three primary business areas.

BUSINESS OF ISSUER

       Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment, optoelectronic products and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 142 factories and in 38 countries. The Company also offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or antimicrobial characteristics of orthopedic and other medical devices.

PHOTOVOLTAICS

       Photovoltaics, the technology of using solar cells to convert sunlight directly into electricity, is a growing alternative energy production method and an increasingly important component of world energy production, particularly in the wireless telecommunications sector. With this technology, electricity is produced by using photovoltaic modules, which consist of a number of solar cells connected to each other and laminated in reliable and durable support structures. The Company believes that it is the only company that manufactures each piece of equipment necessary for a complete production line that fabricates photovoltaic solar cells into modules. The Company's module manufacturing equipment and production line configurations offer its customers a range of manufacturing processes, from labor intensive to fully automated systems. Spire's products include solar cell testers, cell tabbing and stringing assemblers, laminators and sun simulator module testers, as well as turnkey module production lines complete with comprehensive technology, training and service support.

       Spire's market leadership and international reputation for quality manufacturing and process technology position the Company to capitalize on the photovoltaic market. From 1993 to 1997, global usage of terrestrial photovoltaic power increased substantially, due to such factors as rural electrification in the developing world, the accelerated growth of wireless telecommunications, with its need for wireless power, and increased environmental concerns encouraging the use of renewable energy sources. Awareness and acceptance of photovoltaics as an energy source are growing as a result of receiving significant support from initiatives such as the PV Rooftop Program in Japan, the Building Integration Program in Germany and the Clinton Administration's "Million Solar Roofs Initiative." During 1998, demand for photovoltaic equipment slowed due to global economic concerns. The Asian economic crisis, particularly in Japan, slowed funding of government backed programs. Many European expansion plans have also been delayed due to economic concerns. See "Risk Factors - Dependence on Market Growth," " - Competition" and " - Dependence on Export Sales."

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

       Optoelectronics technology is used, among other things, to create components for biomedical instruments, such as semiconductor diode lasers, flat panel displays and digital radiography; and to produce semiconductor wafers necessary for electronic instruments such as cellular telephones. The Company believes that the market for MOCVD deposited films and other optoelectronics technology is expanding, driven in part by the growth in the telecommunications industry and the medical industry. Spire's processing facilities now include seven MOCVD reactors, housed in a Class 100 Cleanroom.

       The Company currently produces several products based on its optoelectronics technology, including:

       * diode lasers, and
       * compound semiconductor wafers.

       The Company also has certain products under development using its proprietary technologies. The Company believes that its current products, as well as those under development, may have significant commercial potential. See "Risk Factors - Technological Advances; Dependence of Future Product Development and Market Acceptance".

BIOMEDICAL

       The Biomedical division specializes in surface treatment to improve the performance of medical devices such as heart valves, catheters, orthopedic prostheses and vascular grafts. The Company's processes reduce friction and wear, provide infection resistance, and enhance tissue and blood compatibility by altering surface composition and chemistry. The Company's surface treatment technologies include proprietary ion beam and ion-beam-assisted deposition
(IBAD) processes. As the market leader in ion-beam processing, the Company can apply these technologies to metals, polymers and ceramics.

       The Company's IONGUARD(R) ion-beam processes are chosen by the orthopedic industry when improved prosthesis performance is demanded. Currently, only a small percentage of orthopedic devices are treated with the Company's proprietary processing technologies. The aging of the American population and a trend to more active lifestyles are driving the need for more durable, long-lived prostheses.

       SPI-Argent(TM) and SPI-Argent/Implant, two of the Company's surface treatments for infection resistance, thromboresistance, and reduced friction, are increasingly demanded as healthcare providers recognize the need to reduce costs by eliminating device related complications. SPI-Argent processes incorporate elemental silver, a widely useful spectrum antimicrobial agent, into the surfaces of medical devices for long term efficacy and performance.

                               GENERAL INFORMATION
                               -------------------

RESEARCH AND DEVELOPMENT

       The Company's policy is to support as much of its research and development as possible through government contract funding, which it recognizes as revenue. Revenues from the Company's research and development contracts funded by the U.S. government, and their percent of net revenues, for the last three years were as follows:


       -------------------------------------------------------------------------
                1998                    1997                     1996
       =========================================================================
             $6,092,000              $7,972,000               $6,706,000
       -------------------------------------------------------------------------
                43%                      35%                      39%
       -------------------------------------------------------------------------

As of December 31, 1998, the Company was performing 17 contracts and grants for the U.S. government, compared with 40 as of December 31, 1997. All contracts with U.S. government agencies have been audited and settled through December 1995. The audits for the years ended December 31, 1996, through December 31, 1998 have not yet been performed.

       The Company's contracts with the U.S. government grant to the Company proprietary rights in any technology developed pursuant to such contracts and grant to the U.S. government a non-exclusive license to utilize the technology for its benefit. The U.S. government retains the right to obtain the patent on any inventions made under these contracts as to which patent protection is not sought and obtained by the Company. The Company's rights to technology developed under contracts with private companies vary, depending upon negotiated terms. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Protection of Proprietary Technology" and " Government Regulation."

       The Company's internally funded research and development expenditures for the last three years were as follows:

       -------------------------------------------------------------------------
                1998                    1997                     1996
       =========================================================================
              $344,000                $133,000                  $84,000
       -------------------------------------------------------------------------

SALES AND MARKETING

       The Company builds its photovoltaic module manufacturing equipment generally to order, and usually requires 35% of the total purchase price on order, 55% on shipment and the final 10% upon acceptance of the equipment by the customer. The Company receives progress payments under its research and development contracts on a cost reimbursement or per deliverable basis. Biomedical processing services and optoelectronic devices generally are sold on a net 30 day basis.

       The Company markets its products and services through a network of non-exclusive commissioned sales representatives, as well as through its internal staff. The Company had ten sales representatives as of December 31, 1998. These outside sales representatives are responsible for making initial contacts with potential customers, after which the representatives work in conjunction with the Company's internal staff to consummate sales. The Company believes that use of outside sales representatives is particularly important in facilitating access into certain foreign countries. Most of the Company's sales representatives have had long term relationships with the Company, and work with the Company without written agreements. Sales initiated through the Company's internal staff arise from a number of sources, including trade shows, printed advertisements and telephone campaigns.

       In 1997, the Company entered into two agreements with Marubeni Corporation of Nagoya, Japan, relating to the manufacture and distribution of certain Spire photovoltaic module manufacturing equipment in Japan. Under the agreements, Marubeni distributes, and in some cases manufactures under a technology license, certain of Spire's photovoltaic module manufacturing equipment under the Company's name in Japan, and has rights to market this equipment line throughout certain countries in Southeast Asia and the Pacific Rim. However, because of the Asian economic crisis, the Company had limited sales through Marubeni in 1998. Marubeni's Japanese office established on behalf of the Company is headed by the Company's long-time photovoltaic equipment sales representative in Japan.

       In the biomedical area, the Company concentrates on identifying and serving the leading U.S. manufacturers of orthopedic and other medical devices. Where possible, the Company seeks to be the sole provider of surface processing services to its biomedical customers.

       The Company's scientists are responsible for submitting proposals to the U.S. government and other outside sources for sponsored research and development work, particularly in the optoelectronics area. The Company has been increasing its efforts to commercialize its extensive optoelectronics technology, by focusing on marketing optoelectronic products such as epitaxial wafers. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Reliance on Sales Representatives" and " - Technological Advances; Dependence on Future Product Development and Market Acceptance."

MANUFACTURING AND QUALITY CONTROL

       The Company manufactures all of its products and performs all of its biomedical processing services in a single facility. The fulfillment of each customer order for the Company's photovoltaic module manufacturing equipment requires customized engineering and systems design. While the time required to fill orders is slightly different for each item of equipment, it generally takes approximately six months from date of order to delivery to the customer. The first few months of this process is devoted to customizing the design of the item of equipment to meet the customer's requirements. The balance of the time is spent on internal assembly, wiring and testing of the equipment. The Company maintains quality control measures throughout each step of the manufacturing process. Employees are responsible for reviewing incoming materials, conducting interim testing throughout the Company's processing of the materials, and servicing and testing final products before shipment to the Company's customers.

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

       The Company assembles its photovoltaic module manufacturing equipment from a combination of components purchased from a variety of suppliers and self-fabricated components. The Company has not experienced any major price increases, or lack of availability, of its components. For many items, alternate sources are available. The Company believes that the loss of any supplier would not be material due to the ability to use alternate suppliers or to substitute other items with minimal re-engineering. The Company anticipates that it will be able to manufacture and procure all such parts and materials in sufficient quantities to meet its needs. See "Risk Factors Dependence on Single Manufacturing Facility."

PROPRIETARY RIGHTS

       Through 29 years of research and development, the Company has accumulated extensive scientific and technological expertise. The Company protects its technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as appropriate. The Company currently has 38 U.S. patents, of which one is jointly owned, four patents pending in the United States and two foreign patents pending, all of which cover elements of its materials and processing technologies.

       The majority of the Company's research and development work is funded by the U.S. government and other entities. The U.S. government retains the right to obtain a patent on any invention developed under government contracts as to which the Company does not seek and obtain a patent, and may require the Company to grant a third party license of such invention if steps to achieving practical application of the invention have not been taken. The U.S. government also retains a non-exclusive, royalty-free, non-transferable license to all technology developed under government contracts, whether or not patented, for government use, including use by other parties to U.S. government contracts. Furthermore, the Company's U.S. government contracts prohibit the Company from granting exclusive rights to use or sell any inventions unless the grantee agrees that any product using the invention will be manufactured substantially in the United States. See "Risk Factors - Protection of Proprietary Technology" and "Government Regulation."

COMPETITION

       The Company sells its products and services in competitive markets. Entities now operating in related markets can also enter the Company's markets. Some of the Company's current and potential competitors have financial and technical resources greater than those of the Company. Competitive factors for the Company in its various markets include the amount and pace of technological innovation, financial resources, product quality, timely delivery, service and price. The Company believes that there are considerable barriers to entry into the markets it serves, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge.

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market, particularly in Japan. As an industry leader, the Company has been subject to competitive pricing on some of the components of its photovoltaic module manufacturing equipment product line. The Company's automated equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers may produce items of equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors.

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

       Because the Company often markets its photovoltaic products to governmental agencies or financiers in foreign countries, it faces risks inherent in international sales, such as regulatory requirements, political and economic changes and disruptions and transportation delays. The Company also faces competition from government or private companies in these countries. The Company addresses these issues by working with local commissioned sales representatives, seeking to establish a local presence, such as through its agreements with Marubeni, maintaining technological leadership, and quoting prices and accepting payment only in U.S. dollars, generally against letters of credit. Because the Company sells its products only in U.S. dollars, the Company's sales could be adversely affected to the extent that its customers have limited access to U.S. dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. See "Risk Factors Competition" and " - Dependence on Export Sales."

EMPLOYEES

       As of January 31, 1999, the Company employed 115 people, of whom 109 were full-time. Ten of the Company's employees hold Ph.D.'s. The Company has 30 employees on its technical staff and 16 on its manufacturing staff. The Company has never experienced a work stoppage and considers its relationship with its employees to be good. See "Risk Factors - Competition" and " - Dependence on Export Sales."

GOVERNMENT REGULATION

       The Company's government contracts are subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of the Company's business, as well as to work performed for the Company by any subcontractors. The Company believes that it has put in place systems and personnel to ensure compliance with all U.S. government regulations relating to contracting.

       The Company also is subject to export control regulations that govern the export of Company products to designated countries, as well as the release of technical information to non-U.S. individuals and entities. Further, the Company is subject to federal, state and local governmental environmental regulations and to federal OSHA regulations. The Company believes that it has complied in all material respects with all applicable environmental and safety regulations and has all permits necessary to conduct its business. The Company employs a full-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance has not been material to the Company.

       The introduction by the Company's customers of new biomedical products depends on passage of these products through various stages of review by the FDA. The process of obtaining regulatory approvals involves lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The Company continues to refine its interaction with its customers in the regulatory approval process in an effort to streamline its customers' application process. See "Risk Factors - Government Regulation."

                                  RISK FACTORS
                                  ------------

       In addition to the other information in this SEC Form 10-KSB, the following risk factors inherent in and affecting the business of the Company should be considered. The discussion in this SEC Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results and the timing of certain events may differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

       DEPENDENCE ON MARKET GROWTH. The ability of the Company to sustain or expand its business depends substantially on the stability and growth of the various markets for the Company's products and services.

       The size of the photovoltaic market depends on the amount of worldwide need for wireless power, especially in developing countries, and on domestic and international government funding of initiatives to invest in solar energy as an alternative to the burning of fossil fuels and other energy production methods. There can be no assurance that government funding for such initiatives will be available, or that solar energy will prove to be a cost-effective alternative to other energy sources and gain acceptance where traditional energy sources continue to be available. Most of the Company's revenues from its optoelectronics activities are generated by research and development contracts with the U.S. government. There can be no assurance that the U.S. government will fund the Company's research and development projects at the same level as it has in the past. The growth of the Company's biomedical business depends on the condition of the health care system and the industry sectors serving that system; and on the Company's ability to introduce new products and services. The health care system recently has been characterized by pricing pressures and consolidations which could reduce or eliminate demand for the Company's processing services. The merger or consolidation of manufacturers of orthopedic and other medical devices could reduce the number of customers for the Company's biomedical processing services.

       COMPETITION. The Company sells its products and services against existing competitors, and entities now operating in related markets may enter the Company's markets. Some of the Company's current and potential competitors have financial and technical resources greater than those of the Company. Competitive factors for the Company in its various markets include the amount and pace of technological innovation, financial resources, product quality, timely delivery, service and price. Although the Company believes that there are considerable barriers to entry into the markets it serves, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge, there can be no assurance that new or existing entities will not seek to enter the Company's markets.

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market. The Company's more technologically sophisticated and highly automated photovoltaic module manufacturing equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers produce some of the equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. With respect to its optoelectronics and biomedical products and services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

       DEPENDENCE ON OUTSIDE FUNDING FOR RESEARCH AND DEVELOPMENT. Substantially all of the Company's research and development work is funded by the U.S. government and other outside sources. Loss of outside funding may materially adversely affect the Company's ability further to develop its proprietary technologies and applications of these technologies to its current products and products under development. If the Company is unable to maintain its current level of such funding for any reason, the Company would need to generate funds for such research from other sources, reduce its research and development effort or increase its internal research and development. An increase in internally funded research and development would have a negative impact on profitability. U.S. government contracts are cancelable without the Company's consent. Furthermore, all companies that are parties to cost-plus contracts with the U.S. government are subject to annual government audit and possible recapture of payments. While the Company has not incurred significant losses as a result of government audits to date, the Defense Contract Audit Agency has not yet audited the Company for the years ended after December 31, 1995 and the rates at which the Company is reimbursed for future government contracts (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Operating Charges"). Loss of a number of U.S. government or other research and development contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The number of contracts performed by the Company for the U.S. government declined from 40 at December 31, 1997 to 17 at December 31, 1998, or a decrease of 58%.

       DEPENDENCE ON EXPORT SALES. For the fiscal years ended December 31, 1998, 1997 and 1996, export sales from the United States accounted for approximately the following percentages of the Company's net sales and revenues:

       -------------------------------------------------------------------------
                1998                    1997                     1996
       =========================================================================
                17%                      34%                      19%
       -------------------------------------------------------------------------

The majority of the Company's international revenues are derived from sales of its photovoltaic module manufacturing equipment. The Company anticipates that international sales will continue to account for a significant portion of net sales and revenues. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, national preferences for locally manufactured products and import duties or other taxes which may affect the prices of the Company's products in other countries relative to competitors' products. In addition, present or future U.S. government trade restrictions relating to sales to certain countries may limit the Company's ability to sell its products in the affected foreign countries.

       The Company currently sells its products only in U.S. dollars. As a result, the Company's sales could be negatively affected to the extent that its customers have limited access to U.S. dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. If the Company chooses to accept payment for its products in other currencies, it may be subject to reduced profits from adverse changes in exchange rates. These factors could have a material adverse effect on the Company's business, results of operations or financial condition.

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

       FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced a net loss in two out of its most recent three full fiscal years. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of management's control. These factors include, among others, timing of capital expenditures by customers, changes in demand for the Company's products, long business procurement cycles, changes in pricing policies by the Company and its competitors, cancellation or delay by customers of contracts with the Company and access to U.S. currency by the Company's customers.

       TECHNOLOGICAL ADVANCES; DEPENDENCE ON FUTURE PRODUCT DEVELOPMENT AND MARKET ACCEPTANCE. Each of the areas in which the Company maintains a proprietary technology position is characterized by rapid technological advances and improvements in manufacturing efficiencies. The Company's ability to operate profitably depends in large part on its timely access to, or development of, technological advances, and on its ability to use those advances to improve existing products, develop new products and manufacture those products efficiently. In addition, there can be no assurance that the Company will be able to attain market acceptance for commercial products based on these technologies. The failure to introduce new or enhanced products on a timely and cost competitive basis, or to attain market acceptance for commercial products, could have a material adverse effect on the Company's business, results of operations or financial condition.

       PROTECTION OF PROPRIETARY TECHNOLOGY. The Company actively protects its intellectual property and technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as it deems appropriate. The Company currently has 38 U.S. patents, one of which is jointly owned, four patents pending in the United States and two foreign patents pending, all of which cover elements of its materials and processing technologies. There can be no assurance that the Company will be able to assert its intellectual property rights successfully against allegedly infringing competitors, and the inability to assert its rights successfully may have a negative impact on the Company's competitive position and financial condition. Furthermore, there can be no assurance that the Company's intellectual property rights will deter others from developing substantially equivalent or competitive products or from reverse-engineering the Company's products. Even if a third party's products infringe upon the Company's patents or other intellectual property, it may be costly to enforce such rights, and such enforcement efforts may divert management attention from the operations of the Company. In addition, the foreign legal protection afforded intellectual property rights, including patents, if issued, may be different from that afforded under U.S. laws. To the extent the Company relies on non-disclosure agreements to protect its rights, there can be no assurance that such information will not be disclosed in breach of these agreements or, if disclosed, that the Company will be able to recover amounts sufficient to compensate it for any damage such disclosure may cause.

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

       DEPENDENCE ON SINGLE MANUFACTURING FACILITY. The Company has only one manufacturing facility, and the Company's revenues are dependent upon the continued operation of such facility. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, the Company has obtained certain permits to conduct its business as currently operated at its facility. There can be no assurance that such permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that the Company will be able to obtain similar permits to operate at another location. While the Company maintains insurance covering such risks, including business interruption coverage, there can be no assurance that the occurrence of these or any other operational problems at the Company's facility would not materially adversely affect the Company's business, results of operations or financial condition.

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

       DEPENDENCE ON KEY PERSONNEL. The Company's long-term success and its growth strategy depend on the efforts and abilities of its senior management, particularly Roger G. Little, the Company's founder and its Chairman, Chief Executive Officer and President, and on its technical staff. The loss of services of Mr. Little or one or more of the Company's technical staff, or an ability of the Company to attract and motivate highly educated and skilled employees, could result in the Company's inability to continue certain product offerings, and could have a material adverse effect on the Company's business, results of operations or financial condition. Further, there can be no assurance that former employees will not compete with the Company or disclose Company confidential information, whether or not in violation of any agreements. While the Company has sought to enforce its rights, any such competition or disclosure could have a material adverse effect on the Company's business, results of operations or financial condition.

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

       GOVERNMENT REGULATION. The process of bidding for, obtaining, retaining and performing U.S. government contracts is subject to a large number of U.S. government regulations and oversight requirements. Compliance with these government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of the Company's business, as well as to work performed for the Company by any subcontractors. Any failure by the Company to comply with applicable regulations, or to require its subcontractors so to comply, could result in a variety of adverse consequences, ranging from remedial requirements to termination of contracts, reimbursement of fees, reduction of fees on a going forward basis and prohibition from obtaining future U.S. government contracts. While the Company believes that it has put in place systems and personnel to ensure compliance with all U.S. government regulations relating to contracting, there can be no assurance that it will at all times be in compliance or that any failure to comply will not have a material adverse effect on the Company's business, results of operations or financial condition. See Note (3) to the financial statements in Item 7, below. Furthermore, the Company's U.S. government contracts include provisions prohibiting the Company from granting exclusive rights to use or sell any inventions unless the grantee agrees that any product using the invention will be manufactured substantially in the United States.

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

ITEM 2.  PROPERTIES
-------------------

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

       The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
------------------------------------------------------------

       No matters were submitted to a vote of the Company's security-holders in the fourth quarter of 1998.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

       The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "SPIR." The following chart sets forth the high and low closing sale prices for the Common Stock for the periods shown:

                                                                     CLOSING SALE PRICE    CLOSING SALE PRICE
                                                                            HIGH                  LOW
                                                                     ------------------    ------------------
               1998
               ----
               First Quarter                                                 $17 3/8              $12 4/9
               Second Quarter                                                 14                    3 1/2
               Third Quarter                                                   5 3/8                2 1/2
               Fourth Quarter                                                  3 7/8                2 5/8

               1997
               ----
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

       These prices do not reflect retail mark-ups, mark-downs or commissions. The closing price of the Common Stock on February 26, 1999 was $4.03, and on that date, there were approximately 223 stockholders of record.


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

OVERVIEW

       Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 142 factories and in 38 countries. The Company also offers optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

       The Company's net sales and revenues for the year ended December 31, 1998 decreased 39%, compared to the year ended December 31, 1997. All of the Company's three areas of business declined in net sales and revenues.

       The Company's photovoltaics business area declined 59% during 1998 as compared to 1997. During 1998 photovoltaic module manufacturers delayed expansion plans due to global economic concerns and excess capacity for 1997 investments. Also the Company recorded a one time license payment of $600,000 in 1997. The Company's optoelectronics business area declined 16%. In this area, the decline was caused by a decrease in U.S. Government research and development programs. However commercial revenues increased slightly to help offset the decline in government contracts.

       The biomedical business area also declined 39% during 1998 as compared to 1997 due to: 1) a one time sale of a piece of equipment in 1997 of $825,000; and
2) a decline in U.S. Government contract funded research development programs.

       Operating results in any particular quarter will depend upon product mix, as well as the timing of shipments of higher priced products from its equipment line. Export sales, which amounted to 17% of net sales and revenues from the year ended December 31, 1998, continue to constitute a significant portion of the Company's net sales and revenues.

RESULTS OF OPERATIONS

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                           YEARS ENDED DECEMBER 31,
                                                      ----------------------------------
                                                      1998           1997          1996
                                                      -----          -----         -----

Net sales and revenues                                100.0%         100.0%        100.0%
Cost of sales and revenues                             79.3           66.5%         76.2
                                                      -----          -----         -----
Gross profit                                           20.7           33.5          23.8
Selling, general and administrative expenses           36.4           24.4          27.3
Other operating charges                                 8.7            1.4            --
                                                      -----          -----         -----
Earnings (loss) from operations                       (24.4)           7.7          (3.5)
Earnings (loss) before income taxes                   (24.4)           7.8          (3.4)
Income tax expense                                      2.5            0.6            --
                                                      =====          =====         =====
Net earnings (loss)                                   (26.9%)          7.2%         (3.4%)
                                                      =====          =====         =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales and Revenues

       Net sales and revenues decreased $8,871,000 or 39% for the year ended December 31, 1998 to $14,143,000, compared to $23,014,000 for the year ended December 31, 1997. Contract research, service and license revenues decreased $1,718,000 or 14% to $10,924,000 for the year ended December 31, 1998 compared to $12,642,000 for 1997. Manufacturing equipment sales decreased $7,153,000 or 69% to $3,219,000 for 1998, compared to $10,372,000 for 1997. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                                      1998            1997         CHANGE
                                                                                   -----------     -----------     ------

              Contract research, service and license revenues                      $10,924,000     $12,642,000      (14%)
              Manufacturing equipment sales                                          3,219,000      10,372,000      (69%)
                                                                                   -----------     -----------
              Net sales and revenues                                               $14,143,000     $23,014,000      (39%)
                                                                                   ===========     ===========

Cost of Sales and Revenues

       The cost of sales and revenues decreased $4,093,000 to $11,209,000, but increased to 79% of net sales and revenues, for the year ended December 31, 1998, compared to $15,302,000 or 66% of net sales and revenues for the year ended December 31, 1997.

       The cost of contract research, service and license revenues decreased $613,000 to $8,102,000, and increased to 74% of related revenues, for the year ended December 31, 1998, compared to $8,715,000 or 69% of related revenues for the year ended December 31, 1997. Cost of manufacturing equipment sales decreased $3,480,000 to $3,107,000, but increased to 97% of related sales, for the year ended December 31, 1998, compared to $6,587,000 or 64% of related sales, for the year ended December 31, 1997. The increase in total cost of sales and revenues as a percentage of related sales and revenues is caused by product mix and lower volume.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                 DECEMBER 31, 1998     %     DECEMBER 31, 1997     %
                                                                 ----------------------------------------------------

              Contract research, service and license revenues       $ 8,102,000       74%       $ 8,715,000       69%
              Manufacturing equipment sales                           3,107,000       97%         6,587,000       64%
                                                                    -----------                 -----------
              Total cost of sales and revenues                      $11,209,000       79%       $15,302,000       66%
                                                                    ===========                 ===========

Selling, General and Administrative Expenses

       Selling, general and administrative expenses for the year ended December 31, 1998 decreased $459,000 to $5,147,000, but increased to 36% of sales and revenues, compared to $5,606,000 or 24% of sales and revenues for the year ended December 31, 1997. Selling, general and administrative expenses decreased due to decreases in staffing, commissions, marketing and travel costs related to decreased sales of products and services.

Other Operating Charges

       Other operating charges included expenses of a non-recurring nature, and amounted to $1,244,000 and $332,000, or 9% and 1% of total revenues, for the years 1998 and 1997, respectively. Included in the 1998 charge are a $547,000 payment to the U.S. Government to settle a dispute involving contracting requirements in proposals and contract fulfillment, associated legal costs, other legal costs incurred in the enforcement of non-competition agreements of two former employees, and severance costs and related fringe benefits incurred in downsizing the Company's workforce. These downsizing efforts include the reduction of 24 employees and the estimated annualized savings is $1,100,000. Other operating charges in 1997 included outside costs incurred in an unsuccessful attempt at a secondary offering. The following table summarizes other operating charges for the years 1998 and 1997:

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                            -------------------------
                                                                                               1998            1997
                                                                                            ----------       --------

         Settlement of Government claim                                                     $  547,000       $     --
         Legal costs incurred in settlement of Government claim                                159,000             --
         Legal costs incurred in enforcing non-competition agreements
             with former employees                                                             295,000             --
         Severance and associated fringe benefit costs incurred in downsizing Company          243,000             --
         Costs incurred in unsuccessful secondary offering attempt                                  --        332,000
                                                                                            ==========       ========
                                                                                            $1,244,000       $332,000
                                                                                            ==========       ========

Interest

       The Company earned $22,000 in interest income for the year ended December 31, 1998, compared to $31,000 for the year ended December 31, 1997. The Company incurred interest expense of $19,000 in 1998 and $2,000 in 1997.

Income Taxes

       The Company recorded $359,000 of tax expense for the year ended December 31, 1998, compared to $141,000 for the year ended December 31, 1997. Tax expense for the year ended December 31, 1997 benefited from the recognition of a $300,000 deferred tax asset, which was subsequently reserved for in 1998 based on the Company's operating results. At December 31, 1998, the Company had gross deferred tax assets of $2,859,000, against which a valuation allowance of $2,172,000 was applied. Total gross deferred tax liabilities of $687,000 were applied against the resulting in a net deferred tax asset of zero.

Net Earnings (Loss)

       The Company reported a net loss for the year ended December 31, 1998 of $3,811,000, compared to net earnings of $1,667,000 for the year ended December 31, 1997. The loss resulted in large part from decreased net sales and revenues in all areas of the Company's business, particularly in photovoltaic equipment sales.

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

                                                                       YEARS ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                        1997              1996        CHANGE
                                                                    -----------------------------     ------

              Contract research, service and license revenues       $12,642,000       $11,447,000       10%
              Manufacturing equipment sales                          10,372,000         5,941,000       75%
                                                                    -----------------------------
              Net sales and revenues                                $23,014,000       $17,388,000       32%
                                                                    =============================

Cost of Sales and Revenues

       The cost of sales and revenues increased $2,052,000 to $15,302,000, but decreased to 66% of net sales and revenues, for the year ended December 31, 1997, compared to $13,250,000 or 76% of net sales and revenues for the year ended December 31, 1996.

       The cost of contract research, service and license revenues decreased $223,000 to $8,715,000, and decreased to 69% of related revenues, for the year ended December 31, 1997, compared to $8,938,000 or 78% of related revenues for the year ended December 31, 1996. Cost of manufacturing equipment sales increased $2,275,000 to $6,587,000, but decreased to 64% of related sales, for the year ended December 31, 1997, compared to $4,312,000 or 73% of related sales, for the year ended December 31, 1996. The decrease in total cost of sales and revenues as a percentage of related sales and revenues is due to increased efficiencies in manufacturing process, product mix and higher volume.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                 DECEMBER 31, 1997     %     DECEMBER 31, 1996     %
                                                                 -----------------    ---    -----------------    ---

              Contract research, service and license revenues       $ 8,715,000       69%       $ 8,938,000       78%
              Manufacturing equipment sales                           6,587,000       64%         4,312,000       73%
                                                                    -----------                 -----------
              Total cost of sales and revenues                      $15,302,000       66%       $13,250,000       76%
                                                                    ===========                 ===========

Selling, General and Administrative Expenses

       Selling, general and administrative expenses for the year ended December 31, 1997 increased $860,000 to $5,606,000, but decreased to 24% of sales and revenues, compared to $4,746,000 or 27% of sales and revenues for the year ended December 31, 1996. Selling, general and administrative expenses increased due to increases in commissions, marketing and travel costs related to increased sales of products and services.

Other Operating Charges

       Non-recurring charges in 1997 of $332,000 included outside costs incurred in an unsuccessful attempt at a secondary offering. There were no non-recurring charges for the year ended December 31, 1996.

Interest

       The Company earned $31,000 in interest income for the year ended December 31, 1997, compared to $17,000 for the year ended December 31, 1996. The Company incurred insignificant interest expense in both years.

Income Taxes

       The Company recorded tax expense of $141,000 for the year ended December 31, 1997, compared to no expense for the year ended December 31, 1996. Tax expense for the year ended December 31, 1997 benefited from the recognition of a $300,000 deferred tax asset. The Company recorded this benefit because it believed that the tax effects of existing deductible temporary differences or carryforwards of $300,000 were more likely than not to be realized through the generation of sufficient future taxable income. At December 31, 1997, the Company had gross deferred tax assets of $1,519,000, against which a valuation allowance of $444,000 was applied. Total gross deferred tax liabilities of $775,000 were applied against the resulting net deferred tax asset of $1,075,000.

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

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On April 7, 1998 and September 17, 1998, the Company amended and extended its revolving credit agreement with the Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At December 31, 1998, interest on the line was at the Bank's prime rate plus one percent. The line contains covenants including provisions relating to profitability and net worth. As of December 31, 1998, the Company was in default of certain financial covenants; however on March 19, 1999 the Company executed a new revolving credit agreement with the Bank with a term through July 5, 1999. The Company is currently compliant with the terms of this credit agreement. As of December 31, 1998, the Company had $850,000 of outstanding debt under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. In addition, the Company has taken steps to conserve its resources by reducing its cost of operations. Cash and cash equivalents decreased $1,574,000 to $122,000 at December 31, 1998, from $1,696,000 at December 31, 1997. To date there are no material commitments by the Company for capital expenditures. At December 31, 1998, the Company's accumulated deficit was $2,179,000, compared to retained earnings of $1,632,000 as of December 31, 1997. Working capital as of December 31, 1998 decreased 70% to $1,501,000, compared to $4,977,000 as of December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designed as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

       Also in 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities." The Company adopted SOP 98-1 on January 1, 1998, with no material effect on the consolidated financial statements. The Company will adopt SOP 98-5 in 1999. It will not materially affect the consolidated financial statements.

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

IMPACT OF THE YEAR 2000 ISSUE

       The Company has identified the potential impact of the Year 2000 issue. The Year 2000 issue relates to computer programs and embedded computer chips being viable to distinguish between the year 1900 and the year 2000.

       The Company has completed a review and assessment of potentially affected items, including information technology and non-information technology, for Year 2000 compliance. When identifying computer programs that were not Year 2000 compliant, the Company sought to upgrade these programs to newer versions of software that are Year 2000 compliant. The Company estimates that it will obtain all required software no later than June 1999. The cost of the software is estimated to not exceed $50,000.

       The Company's business is also dependent upon systems of third parties, primarily its vendors and customers. The Company has submitted questionnaires to all of its significant vendors. The Company is now collecting and analyzing their responses. Although this process is incomplete, no known problems have been identified. The Company expects to complete the analysis by May 1999. During the fourth quarter of 1998, the Company issued questionnaires to its customer base. The Company anticipates completion of the analysis of its customer base by April 1999.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            Page
                                                                                                            ----

Independent Auditors' Report                                                                                 19

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1998 and 1997                                            20

     Consolidated Statements of Operations for the Years Ended December 31,  1998, 1997 and 1996             21

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996    22

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996              23

     Notes to Consolidated Financial Statements                                                              24

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Spire Corporation:


       We have audited the consolidated balance sheets of Spire Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                      /s/ KPMG PEAT MARWICK LLP
                                                      -------------------------
                                                      KPMG PEAT MARWICK LLP


Boston, Massachusetts
March 8, 1999, except for Note 7 as to which the date is March 19, 1999

                        SPIRE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                        1998                1997
                                                                                     ------------------------------
                                              ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        $   121,866        $ 1,695,727
    Accounts receivable, trade (Notes 3 and 7):
        Amounts billed                                                                 2,799,037          3,012,701
        Retainage                                                                         62,173             69,772
        Unbilled costs                                                                   355,716            621,760
                                                                                     ------------------------------
                                                                                       3,216,926          3,704,233
        Less allowance for doubtful accounts                                             102,000             40,000
                                                                                     ------------------------------
            Net accounts receivable                                                    3,114,926          3,664,233
                                                                                     ------------------------------

    Inventories (Note 4)                                                               2,254,043            988,580
    Deferred income taxes (Note 9)                                                            --            300,000
    Prepaid expenses and other current assets                                            363,649            501,650
                                                                                     ------------------------------
            Total current assets                                                       5,854,484          7,150,190
                                                                                     ------------------------------

Property and equipment (Note 6)                                                       25,675,700         24,877,046
    Less accumulated depreciation and amortization                                    20,986,170         20,052,903
                                                                                     ------------------------------
            Net property and equipment                                                 4,689,530          4,824,143
                                                                                     ------------------------------

Patents (less accumulated amortization, $611,650 in 1998 and $542,344 in 1997)           214,758            274,810
Other assets                                                                              15,071             19,679
                                                                                     ------------------------------
                                                                                         229,829            294,489
                                                                                     ------------------------------
                                                                                     $10,773,843        $12,268,822
                                                                                     ==============================
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                                 $ 1,555,019        $   903,581
    Accrued liabilities (Note 5)                                                         836,846            859,093
    Notes payable (Note 7)                                                               850,000                 --
    Advances on contracts in progress                                                  1,112,058            410,370
                                                                                     ------------------------------
        Total current liabilities                                                      4,353,923          2,173,044
                                                                                     ------------------------------

COMMITMENTS (NOTES 7 AND 10)

STOCKHOLDERS' EQUITY (NOTE 8)
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,795,926 shares in 1998 and 3,757,082 shares in 1997                      37,959             37,571
    Additional paid-in capital                                                         9,780,494          9,645,468
    Retained earnings (deficit)                                                       (2,178,845)         1,632,427
                                                                                     ------------------------------
                                                                                       7,639,608         11,315,466
    Treasury stock at cost, 552,160 shares in 1998 and 1997                           (1,219,688)        (1,219,688)
                                                                                     ------------------------------
        Total stockholders' equity                                                     6,419,920         10,095,778
                                                                                     ------------------------------
                                                                                     $10,773,843        $12,268,822
                                                                                     ==============================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------------------
                                                                       1998               1997             1996
                                                                   ------------------------------------------------

NET SALES AND REVENUES
    Contract research, service and license revenues                $10,924,062        $12,642,251       $11,447,000
    Sales of manufacturing equipment                                 3,219,181         10,372,190         5,941,319
                                                                   ------------------------------------------------
        Total sales and revenues                                    14,143,243         23,014,441        17,388,319
                                                                   ------------------------------------------------

COSTS AND EXPENSES
    Cost of contract research, services and licenses                 8,102,075          8,714,713         8,938,034
    Cost of manufacturing equipment                                  3,106,948          6,587,331         4,311,774
    Selling, general and administrative expenses                     5,146,930          5,605,507         4,746,235
    Other operating charges (Note 13)                                1,243,989            331,511                --
                                                                   ------------------------------------------------
        Total costs and expenses                                    17,599,942         21,239,062        17,996,043
                                                                   ------------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                     (3,456,699)         1,775,379          (607,724)


Interest income, net (Note 7)                                            4,005             32,856             8,492
                                                                   ------------------------------------------------

Earnings (loss) before income taxes                                 (3,452,694)         1,808,235          (599,232)

Income tax expense (Note 9)                                            358,578            141,000                --
                                                                   ------------------------------------------------

NET EARNINGS (LOSS)                                                $(3,811,272)       $ 1,667,235       $  (599,232)
                                                                   ================================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC                  $     (1.18)       $      0.54       $     (0.20)
                                                                   ================================================

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - DILUTED                $     (1.18)       $      0.52       $     (0.20)
                                                                   ================================================

Weighted average number of common shares outstanding - basic         3,235,271          3,086,326         3,028,850
                                                                   ================================================

Weighted average number of common and  common equivalent
    shares outstanding - diluted                                     3,235,271          3,217,467         3,028,850
                                                                   ================================================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                          COMMON STOCK         ADDITIONAL         TREASURY STOCK          RETAINED
                                       ---------------------    PAID-IN       ----------------------      EARNINGS
                                        SHARES       AMOUNT     CAPITAL       SHARES        AMOUNT        (DEFICIT)        TOTAL
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1995             3,560,360     $35,604   $8,468,903     537,160    $(1,174,688)     $ 564,424     $ 7,894,243
    Exercise of stock options              6,825          68       22,163          --             --             --          22,231
    Repurchase of treasury stock              --          --           --      10,000        (24,375)            --         (24,375)
    Net loss                                  --          --           --          --             --       (599,232)       (599,232)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1996             3,567,185      35,672    8,491,066     547,160     (1,199,063)       (34,808)      7,292,867
    Exercise of stock options            189,897       1,899      680,095          --             --             --         681,994
    Tax benefit of disqualifying
       dispositions of stock option
       exercises                              --          --      474,307          --             --             --         474,307
    Repurchase of treasury stock              --          --           --       5,000        (20,625)            --         (20,625)
    Net earnings                              --          --           --          --             --      1,667,235       1,667,235
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1997             3,757,082      37,571    9,645,468     552,160     (1,219,688)     1,632,427      10,095,778
    Exercise of stock options             38,844         388      135,026          --             --             --         135,414
    Net loss                                  --          --           --          --             --      (3,811,272)    (3,811,272)
                                       --------------------------------------------------------------------------------------------

Balance, December 31, 1998             3,795,926     $37,959   $9,780,494     552,160    $(1,219,688)   $(2,178,845)    $ 6,419,920
                                       ============================================================================================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                 1998              1997             1996
                                                            -----------------------------------------------

Cash flows from operating activities:
 Net earnings (loss)                                        $(3,811,272)      $ 1,667,235       $  (599,232)
 Adjustments to reconcile net earnings (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                              1,018,112         1,079,572         1,240,215
   Deferred income taxes                                        300,000          (300,000)               --
   Changes in assets and liabilities:
    Accounts receivable                                         549,307          (650,085)         (161,074)
    Inventories                                              (1,265,463)           32,348           105,806
    Prepaid expenses and other current assets                   138,001          (214,137)           81,970
    Accounts payable and accrued liabilities                    629,191          (125,106)         (396,250)
    Advances on contracts in progress                           701,688          (975,092)          629,706
                                                            -----------------------------------------------
       Net cash (used in) provided by operating activities   (1,740,436)          514,735           901,141
                                                            -----------------------------------------------

Cash flows from investing activities:
 Additions to property and equipment                           (798,654)       (1,101,686)         (943,053)
 Increase in patent costs                                       (24,793)          (39,546)         (129,797)
 Other assets                                                     4,608           215,551            24,823
                                                            -----------------------------------------------
       Net cash used in investing activities                   (818,839)         (925,681)       (1,048,027)
                                                            -----------------------------------------------

Cash flows from financing activities:
 Net receipts (payments) on short-term debt                     850,000                --           (10,401)
 Tax benefit of disqualifying dispositions of stock
  option exercises                                                   --           474,307                --
 Exercise of stock options                                      135,414           681,994            22,231
 Repurchase of common stock                                          --           (20,625)          (24,375)
                                                            -----------------------------------------------
       Net cash provided by (used in) financing activities      985,414         1,135,676           (12,545)
                                                            -----------------------------------------------

Net increase (decrease) in cash and cash equivalents         (1,573,861)          724,730          (159,431)

Cash and cash equivalents, beginning of year                  1,695,727           970,997         1,130,428
                                                            ===============================================
Cash and cash equivalents, end of year                      $   121,866       $ 1,695,727       $   970,997
                                                            ===============================================

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                                 $    19,030       $     5,118       $     4,084
                                                            ===============================================
   Income taxes                                             $    44,400       $    51,595       $        --
                                                            ===============================================

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


(1)  NATURE OF THE BUSINESS

     Spire develops, manufactures, and markets highly engineered photovoltaic manufacturing equipment and optoelectronic products and provides biomedical processing services. Spire designs and manufactures specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company offers certain optoelectronic products and is continuing to develop additional advanced optoelectronic products for telecommunications, biomedical and electronics applications. In addition, Spire's value-added service offerings to biomedical customers provide surface treatments to enhance the performance of medical products.


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

     (d)  Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

        Machinery and equipment         5 and 7 years
        Furniture and fixtures          5 years
        Leasehold improvements          Lesser of 10 years or remaining life of
                                          facility lease

     Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

     (e)  Patent Costs

     Patent costs are capitalized and amortized over five years using the straight-line method.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996



    (f)  Income Taxes

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

     (g)  Research and Development Costs

    Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 1998, 1997 and 1996, unfunded research and development costs were $344,000, $133,000 and $84,000, respectively.

     (h)  Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings.

    (i)  Use of Estimates

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

    (j) Financial Instruments

    Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amounts of these financial instruments approximate their fair value.

    (k) Long-lived Assets

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    (l) Stock-Based Compensation

    During 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                        SPIRE CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996


     (m)  Reclassification of Prior Years

     Prior year financial statements have been reclassified to conform to the 1998 presentation.

     (n)  Cash and Cash Equivalents

     Cash and cash equivalents include cash, time deposits and all highly liquid debt with an original maturity of three months or less.

(3)  ACCOUNTS RECEIVABLE

     Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

     Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year which totaled $62,000 and $70,000 at December 31, 1998 and 1997, respectively. All other accounts receivable are expected to be collected within one year.

     All contracts with United States Government agencies have been audited and settled through December 1995. Except as discussed in the following paragraph, the Company has not incurred significant losses as a result of government audits.

     On March 2, 1998 the Company received a letter from the Office of the United States Attorney for the Eastern District of Virginia stating that it was considering the commencement of a civil action concerning seven research initiatives undertaken by the Company in the period from 1990 to the present. The letter alleged that, in certain instances, the Company had failed to inform the government of pending or previously submitted proposals for work the government alleges was related to proposals which were funded. Rather than continuing to incur the legal costs and expend management resources in litigating this matter, the Company settled with the government on August 18, 1998 for $547,000.


(4)   INVENTORIES

      Inventories consist of the following:

                                                                                         DECEMBER 31,
                                                                                -----------------------------
                                                                                  1998                 1997
                                                                                ----------           --------

             Raw materials                                                       $ 776,933           $736,930
             Work in process                                                     1,307,088            251,650
             Finished goods                                                        170,022                 --
                                                                                ----------           --------
                                                                                $2,254,043           $988,580
                                                                                ==========           ========

(5)   ACCRUED LIABILITIES

      Accrued liabilities include the following:

                                                                                       December 31,
                                                                                ---------------------------
                                                                                  1998               1997
                                                                                --------           --------

             Accrued payroll and payroll taxes                                  $568,193           $294,248
             Accrued other                                                       268,653            564,845
                                                                                --------           --------
                                                                                $836,846           $859,093
                                                                                ========           ========

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


 (6)  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                                        December 31,
                                                                                ------------------------------
                                                                                    1998              1997
                                                                                -----------        -----------

             Machinery and equipment                                            $20,757,776        $20,275,030
             Furniture and fixtures                                               2,988,993          2,820,567
             Leasehold improvements                                               1,765,043          1,541,582
             Construction in progress                                               163,888            239,867
                                                                                -----------        -----------
                                                                                $25,675,700        $24,877,046
                                                                                ===========        ===========

(7)   NOTES PAYABLE AND CREDIT ARRANGEMENTS

      On April 7, 1998, the Company amended and extended its revolving credit agreement for a one year period with Silicon Valley Bank. This agreement established a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit was established to provide the Company with resources for general working capital purposes and standby letter of credit guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the bank's prime rate plus one percent (8.75% at December 31, 1998). The line contains restrictive covenants including provisions relating to profitability and net worth. These covenants were amended in September, 1998. As of December 31, 1998, the Company was in default of certain financial covenants; however, on March 19, 1999 the Company executed an amendment to the revolving credit agreement with the Bank with a term through July 5, 1999. The Company is currently compliant with the terms of this credit agreement. As of December 31, 1998, the Company had $850,000 of outstanding debt under this revolving credit line, and the related interest expense in 1998 was $19,000.


 (8)  STOCK COMPENSATION PLANS

      The Company has two employee stock option plans: the 1985 Incentive Stock Option Plan, and the 1996 Equity Incentive Plan. These plans provide that the Board of Directors may grant options to purchase the Company's common stock to key employees of the Company. Incentive options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The exercise price of options is determined by the Board of Directors. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

      Through December 31, 1998, the Company has outstanding under its Directors Stock Option Plan and the 1996 Equity Incentive Plan, 36,000 non-qualified stock options to the unaffiliated directors of the Company for the purchase of common stock at an average price of $11.56 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company may no longer award options under any plans except the 1996 Equity Incentive Plan.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


        A summary of the activity of these plans follows:                                                              WEIGHTED
                                                                                                  NUMBER OF SHARES      AVERAGE
                                                                                                                     OPTION PRICE
                                                                                                  -------------------------------

             Outstanding, December 31, 1995                                                            290,075          $ 3.51
                  Granted                                                                               99,425          $ 2.63
                  Exercised                                                                             (6,825)         $ 3.26
                  Terminated                                                                           (23,500)         $ 3.40
                                                                                                       -----------------------

             Outstanding, December 31, 1996                                                            359,175          $ 3.28
                  Granted                                                                               76,825          $ 5.36
                  Exercised                                                                           (189,897)         $ 3.57
                  Terminated                                                                           (26,222)         $ 3.24
                                                                                                       -----------------------

             Outstanding, December 31, 1997                                                            219,881          $ 3.75
                  Granted                                                                               99,663          $11.52
                  Exercised                                                                            (38,844)         $ 3.49
                  Terminated                                                                           (40,850)         $ 3.68
                                                                                                       -----------------------

             Outstanding, December 31, 1998                                                            239,850          $ 7.02
                                                                                                       =======================

             Options Exercisable at December 31, 1998                                                   74,375          $ 3.38
                                                                                                       =======================


      The following table summarizes information about stock options outstanding at December 31, 1998:

                                                  OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
                                  -------------------------------------------------------           -------------------------------
                                                    WEIGHTED AVERAGE     WEIGHTED AVERAGE                               WEIGHTED
          RANGE OF                  NUMBER       REMAINING CONTRACTUAL    EXERCISE PRICE              NUMBER             AVERAGE
       EXERCISE PRICE             OUTSTANDING             LIFE                                      EXERCISABLE      EXERCISE PRICE
      ----------------            -------------------------------------------------------           -------------------------------

      $ 2.50 to $ 5.00              121,037            7.1 years              $ 3.33                   68,125             $3.07
      $ 5.01 to $10.00               65,813            9.2 years              $ 6.95                    5,000             $5.13
      $10.01 to $15.88               53,000            9.2 years              $15.52                    1,250            $12.63
                                    -------                                                            ------
                                    239,850            8.7 years              $ 7.02                   74,375             $3.38
                                    =======                                                            ======


      There were 318,787 shares reserved for issuance under all plans at December 31, 1998. The per-share weighted-average fair value of stock options granted in 1998, 1997 and 1996 was $8.13, $4.24 and $1.39, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                    EXPECTED                 RISK-FREE            EXPECTED                        EXPECTED
              YEAR               DIVIDEND YIELD            INTEREST RATE         OPTION LIFE                  VOLATILITY FACTOR
      ------------------------------------------------------------------------------------------------------------------------------

              1998                      0%                     5.50%                    5 years                      85.4%
              1997                      0%                     5.50%                    5 years                      68.4%
              1996                      0%                     5.07%                    5 years                      54.7%

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


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

                                                                                         1998               1997          1996
                                                                                      ------------       ----------    ----------

           Net earnings (loss) as reported                                            $(3,811,272)       $1,667,235    $(599,232)
           Earnings (loss) per share of common stock - diluted, as reported                 (1.18)             0.52        (0.20)
           Net earnings (loss) pro forma                                               (4,068,390)        1,592,349     (649,724)
           Earnings (loss) per share of common stock - diluted, pro forma                   (1.26)             0.49        (0.21)

     Pro forma net earnings (loss) reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(9)   INCOME TAXES

       Total federal and state income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, consists of the following:

                                   1998            1997         1996
                                 --------       ---------       ----
              Current:
                   State         $  9,000       $  68,663        $--
                   Federal         49,578         372,337         --
                                 --------       ---------        ---
                                   58,578         441,000         --
                                 --------       ---------        ---
              Deferred:
                   State           46,474         (46,710)        --
                   Federal        253,526        (253,290)        --
                                 --------       ---------        ---
                                  300,000        (300,000)        --
                                 ========       =========        ===
                                 $358,578       $ 141,000        $--
                                 ========       =========        ===

      Actual income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 differs from the "expected" income tax expense (benefit) for the year (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                                                   1998             1997             1996
                                                                               ------------      ----------       ---------

           Computed "expected" income tax expense (benefit)                    $(1,114,746)      $ 614,800        $(203,739)
           State tax, net of federal benefit                                       (89,660)        119,453          (34,327)
           Increase (decrease) in valuation allowance                            1,582,790        (498,247)         298,686
           Permanent differences                                                     8,194          32,953           15,289
           Increase in tax credit carryforwards                                    (28,000)       (103,089)         (15,300)
           Recovery of prior year estimate                                              --              --          (62,912)
           Other                                                                        --         (24,870)           2,303
                                                                               ============      ==========       =========
                                                                               $   358,578       $ 141,000        $      --
                                                                               ============      ==========       =========

      The amount recorded as a deferred income tax asset as of December 31, 1998 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. At December 31, 1998, based on the Company's level of net income and projected earnings, the Company increased the valuation allowance by $1,728,012. The Company continually re-evaluates the recoverability of deferred tax assets.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


     The tax effects of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                                         1998               1997
                                                                      -----------       -----------
            Deferred tax assets:
              Charitable contributions                                $     8,976       $     7,164
              Accounts receivable                                          41,075            16,108
              Accruals                                                     90,498           118,385
              Inventories                                                  60,405            56,439
              Federal net operating loss carryforwards                  1,153,016            96,648
              General business credit carryforwards                       752,998           752,998
              Alternative minimum tax credit carryforwards                342,030           342,030
              Foreign tax credit                                           51,475            48,475
              State net operating loss and investment tax credit          358,092            80,524
                                                                      -----------       -----------
                   Total gross deferred tax assets                      2,858,565         1,518,771
                   Less: valuation allowance                           (2,172,045)         (444,033)
                                                                      -----------       -----------
                   Net deferred tax assets                                686,520         1,074,738
                                                                      -----------       -----------
            Deferred tax liabilities:
              Property and equipment                                     (686,520)         (766,644)
              Patents                                                          --            (5,544)
              Research agreements                                              --            (2,550)
                                                                      -----------       -----------
                   Total gross deferred tax liabilities                  (686,520)         (774,738)
                                                                      ===========       ===========
              Net deferred tax assets                                 $        --       $   300,000
                                                                      ===========       ===========

     The valuation allowance for deferred tax assets as of December 31, 1998 was $2,172,000. The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $1,728,000.

     At December 31, 1998, the Company has approximately $753,000 of general business tax credits available to offset future taxable income which expire through 2001. Net operating loss carryforwards for federal and state purposes at December 31, 1998 are approximately $3,027,000 and $2,722,000, and expire through 2018 and 2003, respectively. The Company also has approximately $342,000 of alternative minimum tax credits to offset future taxable income. However, if changes in the Company's stock ownership exceed 50% of the value of the Company's stock during any three-year period, the utilization of credit carryforwards may be subject to limitations.

     Subsequently recognized tax benefit relating to the valuation allowance for deferred tax assets will be as follows:

                                                                                                             FOR THE YEAR ENDED
                                                                                                             DECEMBER 31, 1998
                                                                                                             ------------------

            Income tax benefit that would be reported in the statement of earnings                                $2,026,823
            Charge to additional paid in capital for recognition of stock option expense                             145,222
                                                                                                                  ----------
                                                                                                                  $2,172,045
                                                                                                                  ==========

(10)  COMMITMENTS

      The Company subleases its facilities from a company that leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The sublease originally was for a period of ten years, after which the Company exercised its option to extend for an additional five-year period expiring on November 30, 2000 with an option for an additional five-year extension period. The agreement provides for minimum rental payments plus annual increases linked with the Consumer Price Index. Total rent expense under this lease was $907,000, $889,000 and $922,000 in 1998, 1997 and 1996,
respectively.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


       The Company has also entered into other noncancelable operating leases. Total rent expense charged to these noncancelable leases was $128,000, $110,000, and $90,000 in 1998, 1997 and 1996, respectively.

       Future minimum lease payments under operating leases are as follows:

             1999                                                               $1,044,000
             2000                                                                  922,000
             2001                                                                   24,000
                                                                                ==========
                                                                                $1,990,000
                                                                                ==========

(11)   PROFIT SHARING PLAN

       In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. Through December 31, 1998, the Company contributed its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. The Company temporarily suspended such contribution beginning in 1999. Expense recognized under the plan in 1998, 1997 and 1996 was $46,000, $199,000 and $145,000, respectively.


(12)   EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of diluted earnings (loss) per share computations for the years ended December 31:

                                                                                          1998             1997             1996
                                                                                       -------------------------------------------

              Weighted average number of common shares outstanding                     3,235,271        3,086,326        3,028,850
              Add net additional common shares upon exercise of common
                  stock options                                                              --           131,141               --
                                                                                       ===========================================
              Adjusted weighted average common shares outstanding                      3,235,271        3,217,467        3,028,850
                                                                                       ===========================================

(13)   OTHER OPERATING CHARGES

      Other operating charges, which included expenses of a non-recurring nature, consisted of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                   1998           1997       1996
                                                                ---------------------------------

Settlement of Government claim                                  $  547,000      $     --      $--
Legal costs incurred in settlement of Government claim             159,000            --       --
Legal costs incurred in enforcing non-competition
     agreements  with former employees                             295,000            --       --
Severances and associated fringe benefit costs incurred in
     downsizing Company                                            243,000            --       --
Costs incurred in unsuccessful secondary offering attempt               --       332,000       --
                                                                ---------------------------------
                                                                $1,244,000      $332,000      $--
                                                                =================================

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


       The downsizing program initiated by the Company during 1998 will result in the reduction of 24 employees. Through December 31, 1998, total employee reduction amounted to 12 and $35,782 of the amount provided for the related severance and fringe benefit costs had been spent. The remaining employee reduction was completed in January and February of 1999 and the remaining severance provision of $207,218 was utilized.


(14)   OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was adopted in 1998.


                                          PHOTOVOLTAICS     OPTOELECTRONICS       BIOMEDICAL          ALL               TOTAL
                                            DIVISION            DIVISION           DIVISION          OTHER             COMPANY
                                          --------------------------------------------------------------------------------------
DECEMBER 31, 1998
-----------------
Net sales and revenues                     $ 3,949,000        $6,106,000         $4,088,000        $       --        $14,143,000
Loss from operations                        (1,465,000)       (1,421,000)          (571,000)               --         (3,457,000)
Identifiable assets                          3,822,000         3,690,000          1,942,000         1,320,000         10,774,000
Capital expenditures                           126,000           290,000            197,000           186,000            799,000
Depreciation                                   133,000           577,000            308,000                --          1,018,000
Other operating charges                        396,000           497,000            351,000                --          1,244,000

DECEMBER 31, 1997
-----------------
Net sales and revenues                     $ 9,701,000        $7,241,000         $6,702,000        $       --        $23,014,000
Earnings (loss) from operations              1,313,000           132,000            662,000          (332,000)         1,775,000
Identifiable assets                          2,382,000         4,454,000          2,127,000         3,306,000         12,269,000
Capital expenditures                            92,000           244,000            262,000           504,000          1,102,000
Depreciation                                   150,000           585,000            345,000                --          1,080,000
Other operating charges                             --                --                 --           332,000            332,000

DECEMBER 31, 1996
-----------------
Net sales and revenues                     $ 5,901,000        $6,007,000         $5,480,000        $       --        $17,388,000
Earnings (loss) from operations               (690,000)         (376,000)           458,000                --           (608,000)
Identifiable assets                          2,336,000         4,335,000          2,134,000         1,761,000         10,566,000
Capital expenditures                            50,000           503,000            190,000           200,000            943,000
Depreciation                                   122,000           703,000            415,000                --          1,240,000
Other operating charges                             --                --                 --                --                 --

       The Company has three separate operating divisions: Photovoltaics, Optoelectronics; and Biomedical. All divisions operate out of the Company's facility in Bedford, Massachusetts.

       The Photovoltaics division develops, manufactures and markets photovoltaic module manufacturing equipment and production lines. The Optoelectronics division uses thin film technology such as metal organic chemical vapor deposition (MOCVD) to create semiconductor devices for total communications for biomedical and electronics applications. The Biomedical division uses ion beam technology to provide processing services to the medical industry by treating the surfaces of products such as orthopedic devices and catheters used in the human body.

       Each operating division is individually managed and has separate financial results that are reviewed by the Board of Directors, Chief Executive Officer, and the vice president and general manager of each operating division.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1998, 1997 AND 1996


       Profit (loss) from operations is net sales less cost of sales, selling, general and administrative expenses and other operating charges (Note 13), but is not affected either by non-operating income or by income taxes. Non-operating income consists principally of net interest income. In calculating profit from operations for individual operating divisions, substantial administrative expenses incurred at the operating level that are common to more than one statement are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

       Revenues from contracts with United States Government agencies for the years ended December 31, 1998, 1997 and 1996 were $6,092,000, $7,972,000 and
$6,706,000 or 43%, 35% and 39% of consolidated net sales and revenues, respectively. In 1998, 1997 and 1996, export revenues were $2,400,000, $7,890,000 and $3,330,000, respectively, or 17%, 34% and 19% of consolidated net sales and revenues, respectively.


(15)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of the consolidated quarterly results for the years ended December 31, 1997 and 1998:

                                                                                          1997
                                                                                   Three Months Ended
                                                               ------------------------------------------------------------
                                                                March 31        June 30       September 30      December 31
                                                               ------------------------------------------------------------

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

                                                                                          1998
                                                                                   Three Months Ended
                                                               ------------------------------------------------------------
                                                                March 31        June 30       September 30      December 31
                                                               ------------------------------------------------------------

              Net sales and revenues                           $4,442,526     $ 3,445,291      $3,719,917        $2,535,509
              Costs and expenses                                4,428,704       5,226,785       4,057,225         3,887,228
              Earnings (loss) before income taxes                  26,159      (1,775,344)       (335,278)       (1,368,231)
              Income tax expense (benefit)                          9,000              --              --           349,578
              Net earnings (loss)                                  17,159      (1,775,344)       (335,278)       (1,717,809)
              Net earnings (loss) per share                          0.01           (0.55)          (0.10)            (0.53)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

      None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

      Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 1999 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act during 1997 is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.


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

           EMPLOYEE AND DIRECTOR BENEFIT PLANS
           -----------------------------------

           10(f) Spire Corporation 1985 Incentive Stock Option Plan incorporated by reference to Exhibit 10 (d) to the Company's Form 10-K for the year ended December 31, 1984 ("1984 10-K").

           10(g) Spire Corporation 401(k) Profit Sharing Plan, including Adoption Agreement, incorporated by reference to Exhibit 10
                     (e) to the 1984 10-K.

           10(h) Spire Corporation Directors' Stock Option Plan, incorporated by reference to Exhibit 10 (f) to the 1985 10-K.

           10(i) Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Exhibit 99 to Registration Statement 333-22223, filed February 21, 1997.

           11        Statement Regarding Computation of Per Share Earnings
                     (Loss).

           22        Subsidiary of the Company, incorporated by reference to
                     Exhibit 22 to the Company's Form 10-K for the year ended December 31, 1988.

           23.1      Accountants' Consent.

           27.1      Financial Data Schedule, 12/31/98

           27.2      Financial Data Schedule, 12/31/97

     (2)   REPORTS ON FORM 8-K
           -------------------

           The Company filed no Reports on Form 8-K during the last quarter of 1998.

                                     PART IV
                                     -------

                                      11-K

Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 1998.

             Spire Corporation Cash or Deferred Profit Sharing Plan


FINANCIAL STATEMENTS AND EXHIBITS
---------------------------------

A.   FINANCIAL STATEMENTS

     1. Audited Statements of Net Assets Available for Plan Benefits as of December 31, 1998 and 1997.

     2. Audited Statements of Changes in Net Assets Available for Plan Benefits for each of the years in the three year period ended December 31, 1998.

B.   EXHIBITS

     1.     Accountants' Consent.

     2.     Financial Data Schedule.

                       SPIRE CORPORATION CASH OR DEFERRED
                           PROFIT SHARING 401(K) PLAN

                              Financial Statements

                                December 31, 1998

                   (With Independent Auditor's Report Thereon)

                       SPIRE CORPORATION CASH OR DEFERRED
                           PROFIT SHARING 401(K) PLAN












                          Index to Financial Statements



Independent Auditor's Report

Statements of Net Assets Available for Plan Benefits

Statements of Changes in Net Assets Available for Plan Benefits

Notes to the Financial Statements

[LETTERHEAD OMITTED]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------






The Participants and Administrator of
The Spire Corporation Cash or Deferred
Profit Sharing 401(k) Plan:


We have audited the accompanying statements of net assets available for plan benefits of the Spire Corporation Cash or Deferred Profit Sharing 401(k) Plan as of December 31, 1998 and 1997, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits at December 31, 1998 and 1997, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                   /s/ Gerald P. Bonder & Company, P.C.

March 5, 1999



    Member of the Private Companies Practice Section, American Institute of
                          Certified Public Accountants

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(K) PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

DECEMBER 31,                                                                           1998              1997
----------------------------------------------------------------------------------------------------------------




ASSETS:
------

Investments:
   At fair value:

      Common stock - Spire Corporation                                              $  715,536         3,282,873
      Mutual funds                                                                   4,314,473         3,804,892

   At contract value:

      Hartford Fixed Income Fund                                                       288,937           334,330
                                                                                    ----------         ---------

         Total investments                                                           5,318,946         7,422,095

Contribution receivable                                                                 60,280                --
Participants' loan receivable                                                          176,238           153,005
Cash                                                                                        65            14,822
                                                                                    ----------         ---------

         NET ASSETS AVAILABLE FOR BENEFITS                                          $5,555,529         7,589,922
                                                                                    ==========         =========





SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SPIRE CORPORATION CASH OR DEFERRED PROFIT SHARING 401(K) PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,

                                                                                 1998
                                                    -------------------------------------------------------------------------------

                                                                  FIXED        COMPANY                       MUTUAL
                                                     LOANS        INCOME        STOCK          OTHER          FUNDS          TOTAL
                                                    ===============================================================================
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                             13,255                         232        64,478          77,965
Interest-other                                       13,732                                                       0          13,732
Realized gains                                                                                              148,391         148,391
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                                          (2,516,520)                    129,431      (2,387,089)
                                                    -------------------------------------------------------------------------------
                                                     13,732        13,255    (2,516,520)          232       342,300      (2,147,001)

Contributions:
  Employer                                                                       80,396        17,121                        97,517
  Employees                                                           445         3,797        43,160       461,892         509,294
                                                    --------------------------------------------------------------------------------
Total additions                                      13,732        13,700    (2,432,327)       60,513       804,192      (1,540,190)

                                                    -------------------------------------------------------------------------------
Transfers                                            32,630       (16,695)       35,850       (14,990)      (36,795)

Deductions from Net Assets attributed to:

Benefits paid to participants                       (23,129)      (42,398)     (170,860)                   (257,816)       (494,203)

Insurance premiums paid for
  participants

                                                    -------------------------------------------------------------------------------
Total deductions                                    (23,129)      (42,398)     (170,860)                   (257,816)       (494,203)

                                                    -------------------------------------------------------------------------------
Net increase(decrease)                               23,233       (45,393)   (2,567,337)       45,523       509,581      (2,034,393)

Net assets available for plan benefits:

Beginning of year                                   153,005       334,330     3,282,873        14,822     3,804,892       7,589,922
                                                    -------------------------------------------------------------------------------
End of year                                         176,238       288,937       715,536        60,345     4,314,473       5,555,529
                                                    ===============================================================================

                                                       1997                     1996
                                                    ----------               ---------
                                                       TOTAL                   TOTAL
                                                    ==========               =========
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                  21,351                  24,999
Interest-other                                           8,837                   7,055
Realized gains                                           5,022                   4,426
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                  4,029,249                 436,159
                                                    ----------               ---------
                                                     4,064,459                 472,639

Contributions:
  Employer                                             162,411                 137,929
  Employees                                            663,519                 403,918
                                                    ----------               ---------
Total additions                                      4,890,389               1,014,486
                                                    ----------               ---------
Transfers

Deductions from Net Assets attributed to:

Benefits paid to participants                       (1,259,334)               (310,109)

Insurance premiums paid for
  participants                                                                  (2,270)

Total deductions                                    (1,259,334)               (312,379)
                                                    ----------               ---------
Net increase(decrease)                               3,631,055                 702,107

Net assets available for plan benefits:

Beginning of year                                    3,958,867               3,256,760
                                                    ----------               ---------
End of year                                          7,589,922               3,958,867
                                                    ==========               =========



SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SPIRE CORPORATION CASH OR DEFERRED PROFIT SHARING 401(K) PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,



                                                                          1997
                                              -------------------------------------------------------------------------------------

                                                            GROUP         FIXED      COMPANY                  MUTUAL
                                                LOANS      ANNUITY       INCOME       STOCK        OTHER       FUNDS         TOTAL
                                              =====================================================================================
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                                   21,351                                              21,351
Interest-other                                  8,122                                               251           464         8,837
Realized gains                                               5,022                                                            5,022
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                        453,989                 3,170,741                  404,519     4,029,249
                                              -------------------------------------------------------------------------------------
                                                8,122      459,011       21,351    3,170,741        251       404,983     4,064,459

Contributions:
  Employer                                                                            78,018     84,393                     162,411
  Employees                                                356,642       13,377                   1,926       291,574       663,519

                                              -------------------------------------------------------------------------------------
Total additions                                 8,122      815,653       34,728    3,248,759     86,570       696,557     4,890,389

                                              -------------------------------------------------------------------------------------
Transfers                                      62,556   (3,590,738)       2,580       99,147   (171,430)    3,597,885

Deductions from Net Assets attributed to:

Benefits paid to participants                  (3,665)     (86,507)    (109,560)    (569,809)      (243)     (489,550)   (1,259,334)

Insurance premiums paid for
  participants

                                              -------------------------------------------------------------------------------------
Total deductions                               (3,665)     (86,507)    (109,560)    (569,809)      (243)     (489,550)   (1,259,334)

                                              -------------------------------------------------------------------------------------
Net increase(decrease)                         67,013   (2,861,392)     (72,252)   2,778,097    (85,103)    3,804,892     3,631,055

Net assets available for plan benefits:

Beginning of year                              85,992    2,861,592      406,582      504,776     99,925                   3,958,867
                                              -------------------------------------------------------------------------------------
End of year                                   153,005                   334,330    3,282,873     14,822     3,804,892     7,589,922
                                              =====================================================================================

                                                                             1996
                                              -----------------------------------------------------------------------------

                                                              GROUP          FIXED         MUTUAL       COMPANY
                                                 LOANS       ANNUITY        INCOME         FUNDS         STOCK       TOTAL
                                              =============================================================================
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                                      22,230          2,769                    24,999
Interest-other                                  7,055                                                                 7,055
Realized gains                                                 4,426                                                  4,426
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                          396,284                       39,875                   436,159

                                              -----------------------------------------------------------------------------
                                                7,055        400,710        22,230         42,644                   472,639

Contributions:
  Employer                                                                                 38,004       99,925      137,929
  Employees                                     9,471        353,664        36,633          4,150                   403,918

                                              -----------------------------------------------------------------------------
Total additions                                16,526        754,374        58,863         84,798       99,925    1,014,486

                                              -----------------------------------------------------------------------------
Transfers                                                     32,091       (24,344)        (7,747)

Deductions from Net Assets attributed to:

Benefits paid to participants                  (2,994)      (137,875)     (102,551)       (66,689)                 (310,109)

Insurance premiums paid for
  participants                                                                             (2,270)                   (2,270)

                                              -----------------------------------------------------------------------------
Total deductions                               (2,994)      (137,875)     (102,551)       (68,959)                 (312,379)

                                              -----------------------------------------------------------------------------
Net increase(decrease)                         13,532        648,590       (68,032)         8,092       99,925      702,107

Net assets available for plan benefits:

Beginning of year                              72,460      2,213,002       474,614        496,684                 3,256,760
                                              -----------------------------------------------------------------------------
End of year                                    85,992      2,861,592       406,582        504,776       99,925    3,958,867
                                              =============================================================================


SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SPIRE CORPORATION CASH OR DEFERRED
PROFIT SHARING 401(K) PLAN

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------


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

(3)   INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS

      During 1997, the plan trustees entered into an agreement with Benefit Concepts Inc. to provide investment options and record keeping for the participants of the plan. Prior to July 1, 1997 the plan custodian was Hartford Life Insurance Company. Under the terms of the agreement, certain assets of the plan are held in a Deposit Administration Account for the benefit of the participants. The Deposit Administration Account consists of:

      (a) The Fixed Income Fund, which includes amounts allocated to Hartford's General Investment Account. These amounts are guaranteed as to principal and minimum interest earnings. The interest rate guaranteed for the year ended December 31, 1998 was 4.75%.

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

      The common shares of the Company and the mutual fund shares are valued at fair value on December 31 of each year. Fair value is determined by using quoted market values. The fixed income fund and group annuity contracts are stated at contract value, which approximates fair value, as reported to the plan by Hartford. During the years ended December 31, the Plan's investments appreciated (depreciated) in value by ($2,387,089) in 1998 and $4,029,249 in 1997 and $436,159 in 1996.

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

                          SPIRE CORPORATION
                          (Registrant)


                          By: /s/ Roger G. Little                 March 31, 1999
                              ----------------------------------
                              Roger G. Little
                              President, Chief Executive Officer
                              and Chairman of the Board


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                        TITLE                     DATE
            ---------                        -----                     ----


/s/ Roger G. Little        President, Chief Executive Officer   March 31, 1999
-------------------------  and Chairman of the Board
Roger G. Little


/s/ Richard S. Gregorio    Vice President and Chief Financial   March 31, 1999
-------------------------  Officer, Treasurer, Clerk,
Richard S. Gregorio        Principal Accounting Officer


/s/ Michael T. Eckhart     Director                             March 31, 1999
-------------------------
Michael T. Eckhart


/s/ A. John Gale           Director                             March 31, 1999
-------------------------
A. John Gale


/s/ Udo Henseler           Director                             March 31, 1999
-------------------------
Udo Henseler


/s/ Roger W. Redmond       Director                             March 31, 1999
-------------------------
Roger W. Redmond


/s/ John A. Tarello        Director                             March 31, 1999
-------------------------
John A. Tarello

                                  EXHIBIT INDEX



                                                                                                                       PAGE
EXHIBIT                                                  DESCRIPTION                                                  NUMBER
-------                                                  -----------                                                  ------


  11                 Statement Regarding Computation of Per Share Earnings (Loss).                                      38

 23.1                Accountants' Consent.                                                                              39

 27.1                Financial Data Schedule, 12/31/98                                                                  40

 27.2                Financial Data Schedule, 12/31/97                                                                  43