Form 10QSB
period 1999-03-31
SPIRE CORP
filed 1999-05-17
CIK 731657

                                      1999
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


( Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ___________


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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,243,766 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 1999.


     Transitional Small Business Disclosure Format (Check One):
Yes [ ] No [X]

                                SPIRE CORPORATION
                                      INDEX


                                                                                                            PAGE NUMBER
                                                                                                            -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at                                                                     3
    March 31, 1999 (unaudited) and December 31, 1998

    Condensed Consolidated Statements of Operations                                                              4
    For the Three Months Ended March 31, 1999 and 1998 (unaudited)

    Condensed Consolidated Statements of Cash Flows                                                              5
    For the Three Months Ended March 31, 1999 and 1998 (unaudited)

    Notes to Condensed Consolidated Financial Statements                                                         6

    Management's Discussion and Analysis of Financial Condition and Results of
    Operations                                                                                                 7 - 10


PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                                                                   10

    Item 6.  Exhibits and Reports on Form 8-K                                                                    10

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   MARCH 31,           DECEMBER 31,
                                                                                                     1999                  1998
                                                                                                 --------------        ------------
                                           ASSETS
CURRENT ASSETS
--------------
    Cash and cash equivalents                                                                        $   96,558         $   121,866
    Accounts receivable, trade:
        Amounts billed                                                                                2,275,734           2,799,037
        Retainage                                                                                        62,173              62,173
        Unbilled costs                                                                                  362,451             355,716
                                                                                                 --------------        ------------
                                                                                                      2,700,358           3,216,926
        Less allowance for doubtful accounts                                                            102,000             102,000
                                                                                                 --------------        ------------
            Net accounts receivable                                                                   2,598,358           3,114,926
                                                                                                 --------------        ------------

    Inventories (Note 2)                                                                              1,718,447           2,254,043
    Prepaid expenses and other current assets                                                           341,063             363,649
                                                                                                 --------------        ------------
            Total current assets                                                                      4,754,426           5,854,484
                                                                                                 --------------        ------------

Property and equipment                                                                               25,968,978          25,675,700
    Less accumulated depreciation and amortization                                                   21,223,977          20,986,170
                                                                                                 --------------        ------------
            Net property and equipment                                                                4,745,001           4,689,530
                                                                                                 --------------        ------------

Patents (less accumulated amortization, $624,758 in 1999 and $611,650 in 1998)                          210,136             214,758
Other assets                                                                                             29,087              15,071
                                                                                                 --------------        ------------
                                                                                                        239,223             229,829
                                                                                                 --------------        ------------
                                                                                                     $9,738,650         $10,773,843
                                                                                                 ==============        ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
-------------------
    Accounts payable                                                                                 $1,470,984          $1,555,019
    Accrued liabilities                                                                                 876,430             836,846
    Notes payable                                                                                       550,000             850,000
    Advances on contracts in progress                                                                   570,469           1,112,058
                                                                                                 --------------        ------------
        Total current liabilities                                                                     3,467,883           4,353,923
                                                                                                 --------------        ------------

STOCKHOLDERS' EQUITY
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,795,926 shares in 1999 and 1998                                                         37,959              37,959
    Additional paid-in capital                                                                        9,780,494           9,780,494
    Accumulated deficit                                                                              (2,327,998)         (2,178,845)
                                                                                                 --------------        ------------
                                                                                                      7,490,455           7,639,608
    Treasury stock at cost, 552,160 shares                                                           (1,219,688)         (1,219,688)
                                                                                                 --------------        ------------
        Total stockholders' equity                                                                    6,270,767           6,419,920
                                                                                                 --------------        ------------
                                                                                                     $9,738,650         $10,773,843
                                                                                                 ==============        ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                                 -----------------------------------
                                                                                                      1999                  1998
                                                                                                 --------------         ------------

NET SALES AND REVENUES
----------------------
    Contract research, service and license revenues                                                  $2,655,097           $3,115,886
    Sales of manufacturing equipment                                                                  1,162,619            1,326,640
                                                                                                 --------------         ------------
        Total sales and revenues                                                                      3,817,716            4,442,526
                                                                                                 --------------         ------------

COSTS AND EXPENSES
------------------
    Cost of contract research, services and licenses                                                  1,816,022            2,207,178
    Cost of manufacturing equipment                                                                   1,006,425              803,761
    Selling, general and administrative expenses                                                      1,117,623            1,417,765
                                                                                                 --------------         ------------
        Total costs and expenses                                                                      3,940,070            4,428,704
                                                                                                 --------------         ------------

EARNINGS (LOSS) FROM OPERATIONS                                                                        (122,354)              13,822
-------------------------------

Interest income (expense), net                                                                          (26,799)              12,337
                                                                                                 --------------         ------------

Earnings (loss) before income taxes                                                                    (149,153)              26,159

Income tax expense                                                                                           --                9,000
                                                                                                 --------------         ------------

NET EARNINGS (LOSS)                                                                                  $ (149,153)          $   17,159
-------------------                                                                              ==============         ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - BASIC                                                    $    (0.05)          $     0.01
-------------------------------------------------                                                ==============         ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK - DILUTED                                                  $    (0.05)          $     0.01
---------------------------------------------------                                              ==============         ============

Weighted average number of common shares outstanding - basic                                          3,243,766            3,216,869
                                                                                                 ==============         ============

Weighted average number of common and  common equivalent shares
    outstanding - diluted                                                                             3,243,766            3,350,910
                                                                                                 ==============         ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                                 -----------------------------------
                                                                                                     1999                   1998
                                                                                                 --------------         ------------

Cash flows from operating activities:
    Net earnings (loss)                                                                             $ (149,153)           $  17,159
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
            Depreciation and amortization                                                              250,914              239,144
            Changes in assets and liabilities:
                Accounts receivable                                                                    516,568             (371,064)
                Inventories                                                                            535,596             (687,250)
                Prepaid expenses and other current assets                                               22,586             (143,162)
                Accounts payable and accrued liabilities                                               (44,451)             (31,192)
                Advances on contracts in progress                                                     (541,589)             226,624
                                                                                                 --------------         ------------
                     Net cash provided by (used in) by operating activities                            590,471             (749,741)
                                                                                                 --------------         ------------

Cash flows from investing activities:
    Additions to property and equipment                                                               (293,278)            (366,631)
    Increase in patent costs                                                                            (8,485)              (4,411)
    Other assets                                                                                       (14,016)               1,908
                                                                                                 --------------         ------------
                 Net cash used in investing activities                                                (315,779)            (369,134)
                                                                                                 --------------         ------------

Cash flows from financing activities:
    Net receipts (payments) on short-term debt                                                        (300,000)                  --
    Exercise of stock options                                                                               --              114,792
                                                                                                 --------------         ------------
                      Net cash provided by (used in) financing activities                             (300,000)             114,792
                                                                                                 --------------         ------------

Net decrease in cash and cash equivalents                                                              (25,308)          (1,004,083)

Cash and cash equivalents, beginning of period                                                         121,866            1,695,727
                                                                                                 --------------         ------------
Cash and cash equivalents, end of period                                                              $ 96,558            $ 691,644
                                                                                                 ==============         ============

Supplemental disclosures of cash flow information: Cash paid during the year for:
            Interest expense                                                                          $ 22,573             $    723
                                                                                                 ==============         ============
            Income taxes                                                                              $  3,000            $  44,400
                                                                                                 ==============         ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

(1) INTERIM FINANCIAL STATEMENTS

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and changes in cash flows for the three months ended March 31, 1999 and 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1998.

          The financial statements, with the exception of the December 31, 1998 balance sheet, are unaudited and have not been examined by independent certified public accountants.

(2) INVENTORIES

          Inventories consist of the following:

                                                                                                   March 31,            December 31,
                                                                                                     1999                   1998
                                                                                                 --------------         ------------

            Raw materials                                                                            $ 723,423             $ 776,933
            Work in process                                                                            995,024             1,307,088
              Finished goods                                                                                --               170,022
                                                                                                 --------------         ------------
                                                                                                    $1,718,447            $2,254,043
                                                                                                 ==============         ============

(3) EARNINGS PER SHARE

          The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings
     (loss) is as follows:

                                                                                                               March 31,
                                                                                                 -----------------------------------
                                                                                                      1999                  1998
                                                                                                 --------------         ------------

            Weighted average number of shares outstanding - basic                                    3,243,766             3,216,869
            Add net additional common shares upon exercise of common
                stock options                                                                               --               134,041
                                                                                                 --------------         ------------
            Adjusted weighted average common shares outstanding - diluted                            3,243,766             3,350,910
                                                                                                 ==============         ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

     The Company's net sales and revenues for the quarter ended March 31, 1999 declined, compared to the quarter ended March 31, 1998.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                                                    Three Months Ended March 31,
                                                                                                 -----------------------------------
                                                                                                      1999                  1998
                                                                                                 --------------         ------------

       Net sales and revenues                                                                        100.0%               100.0%
       Cost of sales and revenues                                                                     73.9                 67.8
                                                                                                 --------------         ------------
       Gross profit                                                                                   26.1                 32.2
       Selling, general and administrative expenses                                                   29.3                 31.9
                                                                                                 --------------         ------------
       Earnings (loss) from operations                                                                (3.2)                 0.3
       Earnings (loss) before income taxes                                                            (3.9)                 0.6
       Income tax expense                                                                               --                  0.2
                                                                                                 --------------         ------------
       Net earnings (loss)                                                                            (3.9%)                0.4%
                                                                                                 ==============         ============


QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

Net Sales and Revenues

     Net sales and revenues decreased $625,000 or 14% for the quarter ended March 31, 1999 to $3,818,000, compared to $4,443,000 for the quarter ended March 31, 1998. Contract research, service and license revenues decreased $461,000 or 15% to $2,655,000 for the quarter ended March 31, 1999 compared to $3,116,000 for 1998. Manufacturing equipment sales decreased $164,000 or 12% to $1,163,000 for 1999, compared to $1,327,000 for 1998. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                         Three Months Ended March 31,
                                                                         -----------------------------------------------------------
                                                                               1999                  1998                % Change
                                                                         --------------          --------------         ------------

       Contract research, service and license revenues                       $2,655,000            $3,116,000               (15%)
       Manufacturing equipment sales                                          1,163,000             1,327,000               (12%)
                                                                         --------------          --------------
       Net sales and revenues                                                $3,818,000            $4,443,000               (14%)
                                                                         ==============          ==============

     The decline in manufacturing equipment sales for the three month period ended March 31, 1999 is primarily due to a global decline in photovoltaic module production. The decline in contract research, service and license revenues for the three month period ended March 31, 1999 is primarily due to a decline in both government and commercial contract research revenues.

Cost of Sales and Revenues

     The cost of sales and revenues decreased $189,000 to $2,822,000, but increased to 74% of net sales and revenues, for the quarter ended March 31, 1999, compared to $3,011,000 or 68% of net sales and revenues for the quarter ended March 31, 1998.

     The cost of contract research, service and license revenues decreased $391,000 to $1,816,000, and decreased to 68% of related revenues, for the quarter ended March 31, 1999, compared to $2,207,000 or 71% of related revenues for the quarter ended March 31, 1998. The decline is due to cost reduction steps the Company undertook in 1998 and 1999. Cost of manufacturing equipment sales increased $202,000 to $1,006,000, and increased to 87% of related sales, for the quarter ended March 31, 1999, compared to $804,000 or 61% of related sales, for the quarter ended March 31, 1998. Cost of manufacturing equipment sales increased due to a decrease in sales volume which resulted in an underutilization of fixed costs.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                         Three Months Ended March 31,
                                                                         -----------------------------------------------------------
                                                                              1999              %               1998            %
                                                                         --------------      --------      --------------    -------

       Contract research, service and license revenues                      $1,816,000          68%            $2,207,000      71%
       Manufacturing equipment sales                                         1,006,000          87%               804,000      61%
                                                                         --------------                    --------------
       Total cost of sales and revenues                                     $2,822,000          74%            $3,011,000      68%
                                                                         ==============                    ==============

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended March 31, 1999 decreased $300,000 to $1,118,000, and decreased to 29% of sales and revenues, compared to $1,418,000 or 32% of sales and revenues for the three months ended March 31, 1998, primarily due to cost reductions implemented by the Company in 1998 and 1999.

Depreciation and Amortization Expenses

     Depreciation and amortization expenses for the three months ended March 31, 1999 increased $12,000 or 5% to $251,000, compared to $239,000 for the three months ended March 31, 1998. Capital expenditures decreased $74,000 or 20% to $293,000 for the three months ended March 31, 1999, compared to $367,000 for the three months ended March 31, 1998.

Interest

     The Company earned $3,000 in interest income for the quarter ended March 31, 1999, compared to $13,000 for the quarter ended March 31, 1998. The Company incurred interest expense of $30,000 in the first quarter of 1999, primarily due to its borrowings under a revolving line of credit. The Company incurred insignificant interest expense for the quarter ended March 31, 1998.

Income Taxes

     The Company recorded no income tax expense or benefit for the three months ended March 31, 1999 and income tax expense of $9,000 for the three months ended March 31, 1998.

Net Earnings (Loss)

     The Company reported a net loss for the quarter ended March 31, 1999 of $149,000, compared to net earnings of $17,000 for the quarter ended March 31, 1998. The decline in the Company's profitability resulted from a decrease in net sales and revenues when compared with the prior period, partially offset by cost reductions implemented by the Company in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On March 19, 1999, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one percent. The line contains covenants including provisions relating to profitability and net worth. The Company is in compliance with these covenants at March 31, 1999. As of March 31, 1999, the Company had $550,000 outstanding debt under this revolving credit facility.

     Cash and cash equivalents decreased $25,000 to $97,000 at March 31, 1999, from $122,000 at December 31, 1998. To date there are no material commitments by the Company for capital expenditures. At March 31, 1999, the Company's accumulated deficit was $2,328,000, compared to an accumulated deficit of $2,179,000 as of December 31, 1998. Working capital as of March 31, 1999 decreased 14% to $1,287,000, compared to $1,501,000 as of December 31, 1998. Although no assurances can be made, the Company expects that cash flow from operations, the existing line of credit with its bank, and available lease arrangements, will be sufficient to meet its needs for working capital. However, the Company believes it has insufficient capital resources for business expansion. The Company has taken steps to conserve its resources by reducing its cost of operations. In addition, the Company is exploring ways to increase capital through possible increased debt, equity, or sale of part or all of the Company. The Company has engaged the investment banking firms of Laird & Company and OEM Capital to assist in this endeavor.

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

     The Company has completed a review and assessment of potentially affected items, including information technology and non-information technology, for Year 2000 compliance. When identifying computer programs that were not Year 2000 compliant, the Company sought to upgrade these programs to newer versions of software that are Year 2000 compliant. The Company's main business system's upgrade to Y2K compliant software has been installed. Data files will be converted during the second quarter of 1999. The Company's manufacturing package upgrade has been ordered, and should be installed during the second quarter of 1999. The Company estimates that it will obtain all remaining required software no later than June 1999. The cost of the software is estimated to not exceed $50,000.

     The Company's business is also dependent upon systems of third parties, primarily its vendors and customers. The Company has submitted questionnaires to all of its significant vendors. The Company is now collecting and analyzing their responses. Although this process is incomplete, no known problems have been identified. The Company expects to complete the analysis by June 1999. The Company issued questionnaires to its customer base. The Company anticipates completion of the analysis of its customer base by June 1999.

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

     THE FOREGOING STATEMENTS MAY INCLUDE FORWARD-LOOKING STATEMENTS SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.   The following exhibits are filed herewith:

     27    Financial Data Schedule

B. During the quarter ended March 31, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SPIRE CORPORATION
                                          (Registrant)


  14 May 1999                             By: /s/ Roger G. Little
------------------------                      ----------------------------------
Date                                          Roger G. Little
                                              President, Chief Executive Officer
                                              and Chairman of the Board


  14 May 1999                             By: /s/ Richard S. Gregorio
-----------------------                       ----------------------------------
Date                                          Richard S. Gregorio
                                              Vice President and Chief Financial
                                              Officer, Treasurer, Clerk and
                                              Principal Accounting Officer