Form 10QSB/A
period 1999-03-31
SPIRE CORP
filed 1999-07-02
CIK 731657

                                      1999
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-QSB/A


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
                                                                                                 ==============         ============

(3)  Earnings Per Share
     ------------------

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
                                                                                                 ==============         ============

(4)  Operating Segments and Related Information
     ------------------------------------------

          The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                  Spire              Spire              Spire                             Total
                                                  Solar         Optoelectronics       Biomedical       All Other         Company
                                             ------------------------------------------------------------------------------------

     For the Three Months Ended March 31, 1999
     -----------------------------------------
     Net sales and revenues                    $1,477,400         $1,289,938         $1,050,378       $       --      $ 3,817,716
     Earnings (loss) from operations             (159,132)           (28,918)            38,897               --         (122,354)
     Identifiable assets                        2,722,901          3,648,715          1,235,541        1,330,823        9,738,650
     Capital expenditures                          (5,163)            97,062             97,892          103,486          293,277
     Depreciation                                  38,250            136,691             76,349          251,290          502,580

     For the Three Months Ended March 31, 1998
     -----------------------------------------

     Net sales and revenues                    $1,336,640         $2,018,619         $1,087,267       $       --      $ 4,442,526
     Earnings (loss) from operations              (53,288)            66,042              4,404               --           13,822
     Identifiable assets                        3,159,162          4,890,245          2,073,240        2,473,550       12,596,205
     Capital expenditures                          37,654            204,386             52,044           72,547          366,631
     Depreciation                                  31,656            138,610             70,086          240,352          222,310

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