Form 10QSB
period 1999-06-30
SPIRE CORP
filed 1999-08-13
CIK 731657

================================================================================
                                      1999
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999.

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,245,016 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on July 30, 1999.


      Transitional Small Business Disclosure Format (Check One):
Yes          No  X
    ---         ---

                                SPIRE CORPORATION
                                      INDEX


                                                                     Page Number
PART I - FINANCIAL INFORMATION                                       -----------
------------------------------

    Condensed Consolidated Balance Sheets at
    June 30, 1999 (unaudited) and December 31, 1998 ....................   3

    Condensed Consolidated Statements of Operations
    For the Three Months Ended June 30, 1999 and 1998 and
    For the Six Months Ended June 30, 1999 and 1998 (unaudited) ........   4

    Condensed Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 1999 and 1998 (unaudited) ........   5

    Notes to Condensed Consolidated Financial Statements ...............   6

    Management's Discussion and Analysis of Financial Condition
    and Results of Operations .......................................... 7 - 11



PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings .........................................   12

    Item 6.  Exhibits and Reports on Form 8-K ..........................   12

                                SPIRE CORPORATION AND SUBSIDIARY
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,          DECEMBER 31,
                                                                            1999                1998
                                                                      ---------------     ---------------
                                                                        (Unaudited)
                                             ASSETS
Current assets
--------------
    Cash and cash equivalents                                           $   359,189         $   121,866
    Accounts receivable, trade:
        Amounts billed                                                    2,177,523           2,799,037
        Retainage                                                            62,173              62,173
        Unbilled costs                                                      380,732             355,716
                                                                      ---------------     ---------------
                                                                          2,620,428           3,216,926
        Less allowance for doubtful accounts                                102,000             102,000
                                                                      ---------------     ---------------
            Net accounts receivable                                       2,518,428           3,114,926
                                                                      ---------------     ---------------
    Inventories (Note 2)                                                  1,693,242           2,254,043
    Prepaid expenses and other current assets                               284,454             363,649
                                                                      ---------------     ---------------
            Total current assets                                          4,855,313           5,854,484
                                                                      ---------------     ---------------
Property and equipment                                                   26,143,515          25,675,700
    Less accumulated depreciation and amortization                       21,455,963          20,986,170
                                                                      ---------------     ---------------
            Net property and equipment                                    4,687,552           4,689,530
                                                                      ---------------     ---------------
Patents (less accumulated amortization, $628,876 in 1999
  and $611,650 in 1998)                                                     196,471             214,758
Other assets                                                                 64,020              15,071
                                                                      ---------------     ---------------
                                                                            260,491             229,829
                                                                      ===============     ===============
                                                                        $ 9,803,356         $10,773,843
                                                                      ===============     ===============
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
    Accounts payable                                                    $ 1,245,008         $ 1,555,019
    Accrued liabilities                                                     903,404             836,846
    Notes payable                                                         1,400,000             850,000
    Advances on contracts in progress                                       539,195           1,112,058
                                                                      ---------------     ---------------
        Total current liabilities                                         4,087,608           4,353,923
                                                                      ---------------     ---------------
Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,797,176 shares in 1999 and 3,795,926 shares in 1998         37,972              37,959
    Additional paid-in capital                                            9,783,768           9,780,494
    Accumulated deficit                                                  (2,886,304)         (2,178,845)
                                                                      ---------------     ---------------
                                                                          6,935,436           7,639,608
    Treasury stock at cost, 552,160 shares                               (1,219,688)         (1,219,688)
                                                                      ---------------     ---------------
        Total stockholders' equity                                        5,715,748           6,419,920
                                                                      ===============     ===============
                                                                        $ 9,803,356         $10,773,843
                                                                      ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                                SPIRE CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------------    ------------------------------------
                                                             1999                1998                1999                1998
                                                        ---------------      ---------------    ---------------      ---------------
Net sales and revenues
----------------------
    Contract research, service and license revenues       $ 2,227,249          $ 2,619,588        $ 4,882,346          $ 5,735,474
    Sales of manufacturing equipment                          454,329              825,703          1,616,948            2,152,343
                                                        ---------------      ---------------    ---------------      ---------------
        Total sales and revenues                            2,681,578            3,445,291          6,499,294            7,887,817
                                                        ---------------      ---------------    ---------------      ---------------

Costs and expenses
------------------
    Cost of contract research, services and licenses        1,708,038            2,328,026          3,524,059            4,535,204
    Cost of manufacturing equipment                           395,849              763,599          1,402,274            1,567,360
    Selling, general and administrative expenses            1,114,684            1,371,460          2,232,309            2,732,310
    Other operating charges                                        --              763,700                 --              820,615
                                                        ---------------      ---------------    ---------------      ---------------
        Total costs and expenses                            3,218,571            5,226,785          7,158,642            9,655,489
                                                        ---------------      ---------------    ---------------      ---------------

Loss from operations                                         (536,993)          (1,781,494)          (659,348)          (1,767,672)
--------------------

Interest income (expense), net                                (21,313)               6,150            (48,112)              18,487
                                                        ---------------      ---------------    ---------------      ---------------

Loss before income taxes                                     (558,306)          (1,775,344)          (707,460)          (1,749,185)

Income tax expense                                                 --                   --                 --                9,000
                                                        ---------------      ---------------    ---------------      ---------------

Net loss                                                  $  (558,306)         $(1,775,344)       $  (707,460)         $(1,758,185)
--------                                                ===============      ===============    ===============      ===============

Loss per share of common stock - basic                    $     (0.17)         $     (0.55)       $     (0.22)         $     (0.54)
--------------------------------------                  ===============      ===============    ===============      ===============

Loss per share of common stock - diluted                  $     (0.17)         $     (0.55)       $     (0.22)         $     (0.54)
----------------------------------------                ===============      ===============    ===============      ===============

Weighted average number of common and common
    shares outstanding - basic                              3,244,183            3,241,291          3,243,945            3,227,989
                                                        ===============      ===============    ===============      ===============

Weighted average number of common and common
    equivalent shares  outstanding - diluted                3,244,183            3,241,291          3,243,945            3,227,989
                                                        ===============      ===============    ===============      ===============

     See accompanying notes to condensed consolidated financial statements.

                                SPIRE CORPORATION AND SUBSIDIARY
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                              ------------------------------------
                                                                                    1999                 1998
                                                                              ---------------      ---------------
Cash flows from operating activities:
    Net loss                                                                    $  (707,640)         $(1,758,185)
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
            Depreciation and amortization                                           493,144              483,093
            Changes in assets and liabilities:
                Accounts receivable                                                 596,498              698,098
                Inventories                                                         560,801             (761,361)
                Prepaid expenses and other current assets                            79,195              (94,042)
                Accounts payable and accrued liabilities                           (243,453)             576,218
                Advances on contracts in progress                                  (572,863)             157,582
                                                                              ---------------      ---------------
                     Net cash provided by (used in) by operating activities         205,682             (698,597)
                                                                              ---------------      ---------------

Cash flows from investing activities:
    Additions to property and equipment                                            (467,815)            (599,470)
    Increase in patent costs                                                         (5,064)             (12,482)
    Other assets                                                                    (48,949)               2,458
                                                                              ---------------      ---------------
                     Net cash used in investing activities                         (521,828)            (609,494)
                                                                              ---------------      ---------------

Cash flows from financing activities:
    Net receipts (payments) on short-term debt                                      550,000                   --
    Exercise of stock options                                                         3,287              135,414
                                                                              ---------------      ---------------
                     Net cash provided by (used in) financing activities            553,287              135,414
                                                                              ---------------      ---------------

Net increase (decrease) in cash and cash equivalents                                237,141           (1,172,677)

Cash and cash equivalents, beginning of period                                      121,866            1,695,727
                                                                              ===============      ===============
Cash and cash equivalents, end of period                                        $   359,189          $   523,050
                                                                              ===============      ===============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
            Interest expense                                                    $    21,313          $       723
                                                                              ===============      ===============
            Income taxes                                                        $     3,000          $    44,400
                                                                              ===============      ===============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

(1)    Interim Financial Statements
       ----------------------------

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1999 and the results of operations and changes in cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

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


(2)    Inventories
       -----------

             Inventories consist of the following:

                                           June 30,            December 31,
                                             1999                  1998
                                       -----------------     -----------------
             Raw materials               $      696,157        $      776,933
             Work in process                    823,890             1,307,088
             Finished goods                     173,195               170,022
                                       -----------------     -----------------
                                         $    1,693,242        $    2,254,043
                                       =================     =================

(3)    Earnings Per Share
       ------------------

             The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss) is as follows:

                                                     Three Months Ended June 30,                Six Months Ended June 30,
                                                ------------------------------------      ------------------------------------
                                                      1999                 1998                 1999                 1998
                                                ---------------      ---------------      ---------------      ---------------
       Weighted average number of shares
          outstanding - basic                       3,244,183            3,241,291            3,243,945            3,227,989
       Add net additional common shares
          upon exercise of common                          --                   --                   --                   --
                                                ===============      ===============      ===============      ===============
       Adjusted weighted average common
          shares outstanding - diluted              3,244,183            3,241,291            3,243,945            3,227,989
                                                ===============      ===============      ===============      ===============

(4)    Operating Segments and Related Information
       ------------------------------------------

             The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                        Spire              Spire             Spire             Total
                                                        Solar         Optoelectronics      Biomedical          Company
                                                 ------------------ ------------------ ------------------ ------------------
       For the Three Months Ended June 30, 1999
       ----------------------------------------
        Net sales and revenues
       Earnings (loss) from operations


       For the Three Months Ended June 30, 1998
       ----------------------------------------
       Net sales and revenues                       $   1,145,000      $   1,358,000      $     942,000      $   3,445,000
       Earnings from operations                          (538,000)          (817,000)          (421,000)        (1,775,000)


       For the Six Months Ended June 30, 1999
       --------------------------------------
       Net sales and revenues
       Earnings (loss) from operations


       For the Six Months Ended June 30, 1998
       --------------------------------------
       Net sales and revenues                       $   2,482,000      $   3,376,000      $   2,030,000      $   7,888,000
       Earnings from operations                          (591,000)          (751,000)          (417,000)        (1,758,000)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

       The Company's net sales and revenues for the three and six months ended June 30, 1999 declined, compared to the three and six months ended June 30, 1998.

Results of Operations
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                              Three Months Ended June 30,             Six Months Ended June 30,
                                                          ----------------------------------      ----------------------------------
                                                               1999                1998                1999                1998
                                                          --------------      --------------      --------------      --------------
       Net sales and revenues                                 100.0%              100.0%              100.0%              100.0%
       Cost of sales and revenues                              78.5                89.7                75.8                77.4
                                                          --------------      --------------      --------------      --------------
       Gross profit                                            21.5                10.3                24.2                22.6
       Selling, general and administrative expenses            41.6                39.8                34.3                34.6
       Other operating charge                                   --                 22.2                 --                 10.4
                                                          --------------      --------------      --------------      --------------
       Loss from operations                                   (20.0)              (51.7)              (10.1)              (22.4)
       Loss before income taxes                               (20.8)              (51.5)              (10.9)              (22.2)
       Income tax expense                                       --                  --                  --                  0.1
                                                          ==============      ==============      ==============      ==============
       Net loss                                               (20.8%)             (51.5%)             (10.9%)             (22.3%)
                                                          ==============      ==============      ==============      ==============


THREE AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1998

Net Sales and Revenues

       Net sales and revenues decreased $763,000 or 22% for the three months ended June 30, 1999 to $2,682,000, compared to $3,445,000 for the three months ended June 30, 1998. Contract research, service and license revenues decreased $392,000 or 15% to $2,227,000 for the three months ended June 30, 1999 compared to $2,619,000 for 1998. Manufacturing equipment sales decreased $372,000 or 45% to $454,000 for 1999, compared to $826,000 for 1998. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                      Three Months Ended June 30,
                                                                         ----------------------------------------------------
                                                                              1999               1998             % Change
                                                                         --------------     --------------     --------------
       Contract research, service and license revenues                     $2,227,000         $2,619,000            (15%)
       Manufacturing equipment sales                                          454,000            826,000            (45%)
                                                                         --------------     --------------
       Net sales and revenues                                              $2,682,000         $3,445,000            (22%)
                                                                         ==============     ==============

       Net sales and revenues decreased $1,389,000 or 18% for the six months ended June 30, 1999 to $6,499,000, compared to $7,888,000 for the six months ended June 30, 1998. Contract research, service and license revenues decreased $854,000 or 15% to $4,882,000 for the six months ended June 30, 1999 compared to $5,736,000 for 1998. Manufacturing equipment sales decreased $535,000 or 25% to $1,617,000 for 1999, compared to $2,152,000 for 1998.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                       Six Months Ended June 30,
                                                                         ----------------------------------------------------
                                                                              1999               1998             % Change
                                                                         --------------     --------------     --------------
       Contract research, service and license revenues                     $4,882,000         $5,736,000            (15%)
       Manufacturing equipment sales                                        1,617,000          2,152,000            (25%)
                                                                         --------------     --------------
       Net sales and revenues                                              $6,499,000         $7,888,000            (18%)
                                                                         ==============     ==============

       The decline in manufacturing equipment sales for the three and six month periods ended June 30, 1999 is primarily due to limited capacity expansion in photovoltaic module production. The decline in contract research, service and license revenues for the three and six month periods ended June 30, 1999 is primarily due to a decline in new awards experienced during the latter part of 1998 as more of the Company's development efforts went toward commercial products. The Company's inability to complete a commercial order on schedule delayed revenue on that order and caused the Company to incur substantial non-reimbursable cost, which otherwise would have been applied to chargeable contract research activities.

Cost of Sales and Revenues

       The cost of sales and revenues decreased $988,000 to $2,104,000, and decreased to 78% of net sales and revenues, for the quarter ended June 30, 1999, compared to $3,092,000 or 90% of net sales and revenues for the quarter ended June 30, 1998.

       The cost of contract research, service and license revenues decreased $530,000 to $1,708,000, and decreased to 77% of related revenues, for the quarter ended June 30, 1999, compared to $2,328,000 or 89% of related revenues for the quarter ended June 30, 1999. The decline is due to cost reduction steps the Company undertook in 1998 and 1999. Cost of manufacturing equipment sales decreased $368,000 to $396,000, and increased to 87% of related sales, for the quarter ended June 30, 1999, compared to $764,000 or 92% of related sales, for the quarter ended June 30, 1998. Cost of manufacturing equipment sales decreased due to a decrease in sales volume.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                             Three Months Ended June 30,
                                                              --------------------------------------------------------
                                                                   1999            %              1998            %
                                                              --------------    -------      --------------    -------
       Contract research, service and license revenues         $ 1,708,000        77%         $ 2,328,000        89%
       Manufacturing equipment sales                               396,000        87%             764,000        92%
                                                              ==============                 ==============
       Total cost of sales and revenues                        $ 2,104,000        78%         $ 3,092,000        90%
                                                              ==============                 ==============

       The cost of sales and revenues decreased $1,125,000 to $4,978,000, or 77% of net sales and revenues, for the six months ended June 30, 1999, compared to $6,103,000 or 77% of net sales and revenues for the quarter ended June 30, 1998.

       The cost of contract research, service and license revenues decreased $1,011,000 to $3,524,000, and decreased to 72% of related revenues, for the six months ended June 30, 1999, compared to $4,535,000 or 79% of related revenues for the six months ended June 30, 1999. The decline is due to cost reduction steps the Company undertook in 1998 and 1999. Cost of manufacturing equipment sales decreased $166,000 to $1,402,000, and increased to 87% of related sales, for the six months ended June 30, 1999, compared to $1,568,000 or 73% of related sales, for the six months ended June 30, 1998. Cost of manufacturing equipment sales decreased due to a decrease in sales volume.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                              Six Months Ended June30,
                                                              --------------------------------------------------------
                                                                   1999            %              1998            %
                                                              --------------    -------      --------------    -------
       Contract research, service and license revenues         $ 3,524,000        72%         $ 4,535,000        79%
       Manufacturing equipment sales                             1,402,000        87%           1,568,000        73%
                                                              ==============                 ==============
       Total cost of sales and revenues                        $ 4,926,000        76%         $ 6,103,000        77%
                                                              ==============                 ==============


Selling, General and Administrative Expenses

       Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased $1,021,000 to $1,114,000, and increased to 42% of sales and revenues, compared to $1,371,000 or 40% of sales and revenues for the quarter ended June 30, 1998, primarily due to lower sales volume. For the quarter ended June 30, 1999, the Company had no Other operating charges compared to $764,000 in the quarter ended June 30, 1998.

Depreciation and Amortization Expenses

       Depreciation and amortization expenses for the six months ended June 30, 1999 increased $11,000 or 2% to $494,000, compared to $483,000 for the six months ended June 30, 1998. Capital expenditures decreased $131,000 or 22% to $468,000 for the six months ended June 30, 1999, compared to $599,000 for the six months ended June 30, 1998.

Interest

       The Company earned no interest income for the quarter ended June 30, 1999, compared to $6,150 interest income for the quarter ended June 30, 1998. The Company incurred interest expense of $21,313 in the second quarter of 1999, primarily due to its borrowings under a revolving line of credit. The Company incurred insignificant interest expense for the quarter ended June 30, 1998.

Income Taxes

       The Company recorded no income tax expense or benefit for the quarters ended June 30, 1999 sand 1998.

Net Earnings (Loss)

       The Company reported a net loss for the quarter ended June 30, 1999 of $558,000, compared to $1,775,000 for the quarter ended June 30, 1998. The decline in the Company's loss resulted from no Other operating charges in 1999, and from cost reductions implemented by the Company in 1998.


LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On March 19, 1999, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one percent. The line contains covenants including provisions relating to profitability and net worth. As of June 30, 1999, the Company was in default under this line, but is seeking a waiver. No assurances can be made that a waiver will be obtained. As of June 30, 1999, the Company had $1,400,000 outstanding debt under this revolving credit facility.

       Cash and cash equivalents increased $237,000 to $359,000 at June 30, 1999, from $122,000 at December 31, 1998. To date there are no material commitments by the Company for capital expenditures. At June 30, 1999, the Company's accumulated deficit was $2,886,000, compared to an accumulated deficit of $2,179,000 as of December 31, 1998. Working capital as of June 30, 1999 decreased 49% to $768,000, compared to $1,501,000 as of December 31, 1998. Although no assurances can be made, the Company expects that cash flow from operations, the existing line of credit with its bank, and available lease arrangements, will be sufficient to meet its needs for working capital. However, the Company believes it has insufficient capital resources for business expansion. The Company has taken steps to conserve its resources by reducing its cost of operations. In addition, the Company is exploring ways to increase capital through possible increased debt, equity, or sale of part or all of the Company. The Company has engaged the investment banking firms of Laird & Company and OEM Capital to assist in this endeavor.


RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designed as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. In July 1999, the Financial Accounting Standards Board issued SFAS 137 which deferred the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

       The Company has completed a review and assessment of potentially affected items, including information technology and non-information technology, for Year 2000 compliance. When identifying computer programs that were not Year 2000 compliant, the Company sought to upgrade these programs to newer versions of software that are Year 2000 compliant. The Company's main business system's upgrade to Y2K compliant software has been installed. Data files will be converted during the third quarter of 1999. The Company has obtained required software. The cost of the software is estimated to not exceed $50,000.

       The Company's business is also dependent upon systems of third parties, primarily its vendors and customers. The Company has submitted questionnaires to all of its significant vendors. The Company has analyzed their responses, and no known problems have been identified. The Company issued questionnaires to its customer base, and has completed an analysis of its customer base. No known problems have been identified.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       On May 20, 1999, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote on the following proposal:

       To fix the number of directors at six and to elect six members of the Board of Directors. Nominees for Director were: (a) Michael T. Eckhart,
       (b) A. John Gale, (c) Udo Henseler, (d) Roger G. Little, (e) Roger W. Redmond, (f) John A. Tarello.

                                 Shares         Shares Voting Against        Shares         Broker
          Proposal             Voting For       or Authority Withheld      Abstaining      Non-Votes
       -------------------    -------------    -----------------------    ------------    -----------
       Michael T. Eckhart       2,951,499              60,625                   0           231,642
       A. John Gale             2,951,499              60,625                   0           231,642
       Udo Henseler             2,951,499              60,625                   0           231,642
       Roger G. Little          2,951,499              60,625                   0           231,642
       Roger W. Redmond         2,951,499              60,625                   0           231,642
       John A. Tarello          2,951,254              60,870                   0           231,642


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.     The following exhibits are filed herewith:

       27    Financial Data Schedule


B. During the quarter ended June 30, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           SPIRE CORPORATION
                           (Registrant)


13 August 1999             By: /s/ Roger G. Little
---------------                -------------------------------------------------
Date                           Roger G. Little
                               President, Chief Executive Officer
                               and Chairman of the Board


13 August 1999             By: /s/ Richard S. Gregorio
---------------                -------------------------------------------------
Date                           Richard S. Gregorio
                               Vice President and Chief Financial Officer,
                               Treasurer, Clerk and Principal Accounting Officer