Form 10QSB/A
period 1999-06-30
SPIRE CORP
filed 1999-08-26
CIK 731657

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

                                                        Spire              Spire             Spire             Total
                                                        Solar         Optoelectronics      Biomedical          Company
                                                 ------------------ ------------------ ------------------ ------------------

       For the Three Months Ended June 30, 1999
       ----------------------------------------
       Net sales and revenues                       $     715,898      $   1,029,606      $     936,074      $   2,681,578
       Earnings (loss) from operations                   (216,461)          (271,509)           (70,336)          (558,306)


       For the Three Months Ended June 30, 1998
       ----------------------------------------
       Net sales and revenues                       $   1,145,000      $   1,358,000      $     942,000      $   3,445,000
       Earnings from operations                          (538,000)          (817,000)          (421,000)        (1,775,000)


       For the Six Months Ended June 30, 1999
       --------------------------------------
       Net sales and revenues                       $   2,193,298      $   2,319,544      $   1,986,452      $   6,499,294
       Earnings (loss) from operations                   (375,593)          (300,427)           (31,440)          (707,460)


       For the Six Months Ended June 30, 1998
       --------------------------------------
       Net sales and revenues                       $   2,482,000      $   3,376,000      $   2,030,000      $   7,888,000
       Earnings from operations                          (591,000)          (751,000)          (417,000)        (1,758,000)



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


LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On March 19, 1999, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one percent. The line contains covenants including provisions relating to profitability and net worth. As of June 30, 1999, the Company was in default under this line, but has agreed to a new credit facility which resets the covenant and expands debt capacity. As of June 30, 1999, the Company had $1,400,000 outstanding debt under this revolving credit facility.

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