Form 10QSB
period 1999-09-30
SPIRE CORP
filed 1999-11-15
CIK 731657

1999
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

( MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _____________


Commission file number:  0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

       Massachusetts                                  04-2457335
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,245,016 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on October 29, 1999.

      Transitional Small Business Disclosure Format (Check One):

                                                              Yes        No  X
                                                                  ---       ---

                                SPIRE CORPORATION
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at
    September 30, 1999 (unaudited) and December 31, 1998                  3

    Condensed Consolidated Statements of Operations
    For the Three Months Ended September 30, 1999 and 1998 and
    For the Nine Months Ended September 30, 1999 and 1998 (unaudited)     4

    Condensed Consolidated Statements of Cash Flows
    For the Nine Months Ended September 30, 1999 and 1998 (unaudited)     5

    Notes to Condensed Consolidated Financial Statements                  6

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                               7 - 12


PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                           12

    Item 6.  Exhibits and Reports on Form 8-K                            12

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      1999               1998
                                                                                   ------------      ------------
                                                                                   (Unaudited)
                                           ASSETS
Current assets
--------------
    Cash and cash equivalents                                                      $    333,422      $    121,866
    Accounts receivable, trade:
        Amounts billed                                                                2,716,792         2,799,037
        Retainage                                                                        50,878            62,173
        Unbilled costs                                                                  428,719           355,716
                                                                                   ------------      ------------
                                                                                      3,196,389         3,216,926
        Less allowance for doubtful accounts                                            102,000           102,000
                                                                                   ------------      ------------
            Net accounts receivable                                                   3,094,388         3,114,926
                                                                                   ------------      ------------
    Inventories (Note 2)                                                              1,908,550         2,254,043
    Prepaid expenses and other current assets                                           301,286           363,649
                                                                                   ------------      ------------
            Total current assets                                                      5,637,646         5,854,484
                                                                                   ------------      ------------
Property and equipment                                                               26,091,593        25,675,700
    Less accumulated depreciation and amortization                                   21,650,544        20,986,170
                                                                                   ------------      ------------
            Net property and equipment                                                4,441,049         4,689,530
                                                                                   ------------      ------------
Patents (less accumulated amortization, $618,632 in 1999 and $611,650 in 1998)          188,662           214,758
Other assets                                                                             83,518            15,071
                                                                                   ------------      ------------
                                                                                        272,180           229,829
                                                                                   ------------      ------------
                                                                                   $ 10,350,875      $ 10,773,843
                                                                                   ============      ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
    Accounts payable                                                               $  1,751,528      $  1,555,019
    Accrued liabilities                                                                 944,737           836,846
    Notes payable                                                                     1,316,560           850,000
    Advances on contracts in progress                                                 1,484,406         1,112,058
                                                                                   ------------      ------------
        Total current liabilities                                                     5,497,231         4,353,923
                                                                                   ------------      ------------
Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,797,176 shares in 1999 and 3,795,926 shares in 1998                     37,972            37,959
    Additional paid-in capital                                                        9,783,769         9,780,494
    Accumulated deficit                                                              (3,748,408)       (2,178,845)
                                                                                   ------------      ------------
                                                                                      6,073,333         7,639,608
    Treasury stock at cost, 552,160 shares                                           (1,219,688)       (1,219,688)
                                                                                   ------------      ------------
        Total stockholders' equity                                                    4,853,644         6,419,920
                                                                                   ------------      ------------
                                                                                   $ 10,350,875      $ 10,773,843
                                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                        --------------------------------    --------------------------------
                                                             1999              1998              1999              1998
                                                         ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues      $  2,117,268      $  2,869,262      $  6,999,614      $  8,604,736
    Sales of manufacturing equipment                          604,760           850,655         2,221,708         3,002,998
                                                         ------------      ------------      ------------      ------------
        Total sales and revenues                            2,722,028         3,719,917         9,221,322        11,607,734
                                                         ------------      ------------      ------------      ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses        1,907,020         1,698,051         5,431,079         6,058,255
    Cost of manufacturing equipment                           502,679           963,082         1,904,953         2,705,442
    Selling, general and administrative expenses            1,141,124         1,243,596         3,373,433         4,522,905
    Other operating charges                                      --             152,496              --             426,112
                                                         ------------      ------------      ------------      ------------
        Total costs and expenses                            3,550,823         4,057,225        10,709,465        13,712,714
                                                         ------------      ------------      ------------      ------------

Loss from operations                                         (828,795)         (337,308)       (1,488,142)       (2,104,980)
--------------------

Interest income (expense), net                                (33,309)            2,030           (81,421)           20,517
                                                         ------------      ------------      ------------      ------------

Loss before income taxes                                     (862,104)         (335,278)       (1,569,564)       (2,084,463)

Income tax expense                                               --                --                --               9,000
                                                         ------------      ------------      ------------      ------------

Net loss                                                 $   (862,104)     $   (335,278)     $ (1,569,564)     $ (2,093,463)
--------                                                 ============      ============      ============      ============

Loss per share of common stock                           $      (0.27)     $      (0.10)     $      (0.48)     $      (0.65)
------------------------------                           ============      ============      ============      ============

Weighted average number of common and common
    shares outstanding                                      3,245,016         3,243,766         3,244,266         3,232,722


     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    1999             1998
                                                                                 -----------      -----------
Cash flows from operating activities:
    Net loss                                                                     $(1,569,564)     $(2,093,463)
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
            Depreciation and amortization                                            697,970          736,958
            Deferred income taxes                                                       --            (49,578)
            Changes in assets and liabilities:
                Accounts receivable                                                   20,537          233,157
                Inventories                                                          345,492         (859,552)
                Prepaid expenses and other current assets                             62,412          (50,997)
                Accounts payable and accrued liabilities                             304,401        1,138,803
                Advances on contracts in progress                                    372,348          325,576
                                                                                 -----------      -----------
                     Net cash provided by (used in) operating activities             233,596         (619,096)
                                                                                 -----------      -----------

Cash flows from investing activities:
    Additions to property and equipment                                             (415,892)        (713,810)
    Increase in patent costs                                                          (7,549)         (19,924)
    Other assets                                                                     (68,443)           3,533
                                                                                 -----------      -----------
                 Net cash used in investing activities                              (491,888)        (730,201)
                                                                                 -----------      -----------

Cash flows from financing activities:
    Net receipts on short-term debt                                                  466,560             --
    Exercise of stock options                                                          3,287          135,414
                                                                                 -----------      -----------
                      Net cash provided by financing activities                      469,847          135,414
                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                                 211,555       (1,213,883)

Cash and cash equivalents, beginning of period                                       121,866        1,695,727
                                                                                 -----------      -----------
Cash and cash equivalents, end of period                                         $   333,421      $   481,844
                                                                                 ===========      ===========

Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest expense                                                     $    33,309      $     2,810
                                                                                 ===========      ===========
            Income taxes                                                         $     3,000      $    44,400
                                                                                 ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

(1)    Interim Financial Statements
       ----------------------------
             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1999 and the results of operations and changes in cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

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

(2)    Inventories
       -----------
             Inventories consist of the following:

                                         September 30,    December 31,
                                             1999             1998
                                         ------------     ------------

            Raw materials                  $ 827,421        $ 776,933
            Work in process                1,081,129        1,307,088
            Finished goods                        --          170,022
                                         ------------     ------------
                                          $1,908,550       $2,254,043
                                         ============     ============

(3)    Earnings Per Share
       ------------------
             The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss) is as follows:

                                               Three Months Ended September 30,      Nine Months Ended September 30,
                                               --------------------------------      -------------------------------
                                                  1999                  1998           1999                  1998
                                               ---------             ---------       ---------             ---------
       Weighted average number of shares
           outstanding - basic                 3,245,016             3,243,766       3,244,266             3,232,722
       Add net additional common shares
           upon exercise of options                 --                    --              --                    --
                                               ---------             ---------       ---------             ---------
       Adjusted weighted average common
           shares outstanding - diluted        3,245,016             3,243,766       3,244,266             3,232,722
                                               =========             =========       =========             =========

4)     Operating Segments and Related Information
       ------------------------------------------
             The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                             Spire              Spire               Spire             Total
                                                             Solar         Optoelectronics       Biomedical          Company
                                                        ----------------- ------------------- ------------------ -----------------
      For the Three Months Ended September 30, 1999
      ---------------------------------------------
      Net sales and revenues                                 $743,885          $1,050,266          $ 927,877       $ 2,722,028
      Loss from operations                                   (442,844)           (292,559)          (126,702)         (862,104)

      For the Three Months Ended September 30, 1998
      ---------------------------------------------
      Net sales and revenues                               $1,022,711          $1,640,355         $1,056,850       $ 3,719,916
      Earnings (loss) from operations                        (248,251)           (102,656)            15,629          (335,278)

      For the Nine Months Ended September 30, 1999
      --------------------------------------------
      Net sales and revenues                               $2,937,183          $3,369,810         $2,914,329       $ 9,221,322
      Earnings (loss) from operations                        (819,437)           (592,985)           158,142        (1,569,564)

      For the Nine Months Ended September 30, 1998
      --------------------------------------------
      Net sales and revenues                               $3,504,554          $5,016,674         $3,086,500       $11,607,734
      Loss from operations                                   (839,043)           (853,515)          (400,904)       (2,093,463)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

       The Company's net sales and revenues for the three and nine months ended September 30, 1999 declined, compared to the three and nine months ended September 30, 1998.

Results of Operations
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                 ---------------------------------   --------------------------------
                                                     1999               1998             1999              1998
                                                 --------------    ---------------   -------------    ---------------
       Net sales and revenues                        100.0%             100.0%          100.0%              100.0%
       Cost of sales and revenues                     88.5               71.5            79.6                75.5
                                                 --------------    ---------------   -------------    ---------------
       Gross profit                                  (11.5)              28.5            (20.4)              24.5
       Selling, general and administrative exp.       41.9               33.5             36.6               42.6
       Other operating charge                           --                4.0              --                  --
                                                 --------------    ---------------   -------------    ---------------
       Loss from operations                          (31.7)              (9.0)           (16.1)             (18.0)
       Loss before income taxes                      (31.7)              (9.0)           (17.0)             (18.0)
       Income tax expense                               --                 --               --                 --
                                                 --------------    ---------------   -------------    ---------------
       Net loss                                      (31.7%)             (9.0%)         (17.0%)             (18.0%)
                                                 ==============    ===============   =============    ===============

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES AND REVENUES

       Net sales and revenues decreased $998,000 or 27% for the three months ended September 30, 1999 to $2,722,000, compared to $3,720,000 for the three months ended September 30, 1998. Contract research, service and license revenues decreased $752,000 or 26% to $2,117,000 for the three months ended September 30, 1999 compared to $2,869,000 for 1998. Manufacturing equipment sales decreased $246,000 or 29% to $605,000 for 1999, compared to $851,000 for 1998. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                         Three Months Ended September 30,
                                                              ------------------------------------------------------
                                                                 1999               1998               % Change
                                                              -------------     --------------     -----------------
       Contract research, service and license revenues         $2,117,000         $2,869,000              (26%)
       Manufacturing equipment sales                              605,000            851,000              (29%)
                                                              -------------     --------------
       Net sales and revenues                                  $2,722,000         $3,720,000              (27%)
                                                              =============     ==============

       Net sales and revenues decreased $2,387,000 or 21% for the nine months ended September 30, 1999 to $9,221,000, compared to $11,608,000 for the nine months ended September 30, 1998. Contract research, service and license revenues decreased $1,605,000 or 19% to $7,000,000 for the nine months ended September 30, 1999 compared to $8,605,000 for 1998. Manufacturing equipment sales decreased $781,000 or 26% to $2,222,000 for 1999, compared to $3,003,000 for
1998.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                      Nine Months Ended September 30,
                                                          ----------------------------------------------------
                                                              1999                1998             % Change
                                                          --------------     ---------------     -------------
       Contract research, service and license revenues      $7,000,000         $ 8,605,000            (19%)
       Manufacturing equipment sales                         2,222,000           3,003,000            (26%)
                                                          --------------     ---------------
       Net sales and revenues                               $9,221,000         $11,608,000            (21%)
                                                          ==============     ===============

       The decline in manufacturing equipment sales for the three and nine month periods ended September 30, 1999 is primarily due to limited capacity expansion in photovoltaic module production during the first part of 1999. However the industry is currently experiencing a moderate expansion. The decline in contract research, service and license revenues for the three and nine month periods ended September 30, 1999 is primarily due to a decline in contract billings as more of the

Company's development efforts went toward commercial products. The Company's inability to complete a commercial order on schedule delayed revenue on that order and caused the Company to incur substantial non-reimbursable cost, which otherwise would have been applied to chargeable research activities.

COST OF SALES AND REVENUES

       The cost of sales and revenues decreased $251,000 to $2,410,000, and increased to 75% of net sales and revenues, for the quarter ended September 30, 1999, compared to $2,661,000 or 72% of net sales and revenues for the quarter ended September 30, 1998.

       The cost of contract research, service and license revenues increased $209,000 to $1,907,000, and increased to 90% of related revenues, for the quarter ended September 30, 1999, compared to $1,698,000 or 59% of related revenues. The increase is due to lower volume. Cost of manufacturing equipment sales decreased $460,000 to $503,000, and decreased to 83% of related sales, for the quarter ended September 30, 1999, compared to $963,000 or 113% of related sales, for the quarter ended September 30, 1998. Cost of manufacturing equipment sales decreased due to product mix.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                       Three Months Ended September 30,
                                                            ----------------------------------------------------
                                                                1999           %          1998             %
                                                            --------------  --------  ---------------  ---------
       Contract research, service and license revenues        $1,907,000       90%        $1,698,000      59%
       Manufacturing equipment sales                             503,000       83%           963,000      113%
                                                            --------------            ---------------
       Total cost of sales and revenues                       $2,410,000       89%        $2,661,000      72%
                                                            ==============            ===============

       The cost of sales and revenues decreased $1,428,000 to $7,336,000, or 76% of net sales and revenues, for the nine months ended September 30, 1999, compared to $8,764,000 or 75% of net sales and revenues for the quarter ended September 30, 1998.

       The cost of contract research, service and license revenues decreased $627,000 to $5,431,000, but increased to 80% of related revenues, for the nine months ended September 30, 1999, compared to $6,058,000 or 70% of related revenues for the nine months ended September 30, 1998. The decrease in cost of sales, and increase as a percentage of sales is due to lower volume. Cost of manufacturing equipment sales decreased $801,000 to $1,905,000, and decreased to 86% of related sales, for the nine months ended September 30, 1999, compared to $2,706,000 or 90% of related sales, for the nine months ended September 30, 1998. Cost of manufacturing equipment sales decreased due to product mix.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:




                                                                       Nine Months Ended September 30,
                                                             --------------------------------------------------
                                                                 1999           %          1998           %
                                                             --------------  --------  -------------  ---------
       Contract research, service and license revenues         $5,431,000       78%      $6,058,000      70%
       Manufacturing equipment sales                            1,905,000       86%       2,706,000      90%
                                                             --------------            --------------
       Total cost of sales and revenues                        $7,336,000       80%      $8,764,000      75%
                                                             ==============            ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased $102,000 to $1,141,000, and increased to 42% of sales and revenues, compared to $1,244,000 or 33% of sales and revenues for the quarter ended September 30, 1998, primarily due to lower sales volume. For the quarter ended September 30, 1999, the Company had no other operating charges compared to $153,000 in the quarter ended September 30, 1998.

DEPRECIATION AND AMORTIZATION EXPENSES

       Depreciation and amortization expenses for the nine months ended September 30, 1999 decreased $39,000 or 5% to $698,000, compared to $737,000 for the nine months ended September 30, 1998. Capital expenditures decreased $298,000 or 42% to $416,000 for the nine months ended September 30, 1999, compared to $714,000 for the nine months ended September 30, 1998.

INTEREST

       The Company earned no interest income for the quarter ended September 30, 1999, compared to $3,000 in interest income for the quarter ended September 30, 1998. The Company incurred interest expense of $40,097 in the third quarter of 1999 of which $6,703 was capitalized, primarily due to its borrowings under a revolving line of credit. The Company incurred insignificant interest expense for the quarter ended September 30, 1998.

INCOME TAXES

       The Company recorded no income tax expense or benefit for the nine months ended September 30, 1999 and income tax expense of $9,000 for the nine months ended September 30, 1998. At September 30, 1998, the Company had gross deferred tax assets of $349,578, which represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.

NET LOSS

       The Company reported a net loss for the quarter ended September 30, 1999 of $862,000, compared to $335,000 for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations, an advanced payment for the sale of a license to a customer for $500,000 and available lines of credit. On March 19, 1999, the Company amended and extended its revolving credit agreement with Silicon Valley Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the Bank's prime rate plus one percent. The line contains covenants including provisions relating to profitability and net worth. As of September 30, 1999, the Company was in default under this line, but has subsequently received a waiver from the bank. As of September 30, 1999, the Company had $1,317,000 outstanding debt under this revolving credit facility.

       Cash and cash equivalents increased $211,000 to $333,000 at September 30, 1999, from $122,000 at December 31, 1998. To date there are no material commitments by the Company for capital expenditures. At September 30, 1999, the Company's accumulated deficit was $3,248,000, compared to an accumulated deficit of $2,179,000 as of December 31, 1998. Working capital as of September 30, 1999 decreased 57% to $640,000, compared to $1,501,000 as of December 31, 1998. Although no assurances can be made, the Company expects that cash flow from operations, the existing line of credit with its bank, and available lease arrangements, will be sufficient to meet its needs for working capital. However, the Company believes it has insufficient capital resources for business expansion. The Company has taken steps to conserve its resources by reducing its cost of operations. In addition, the Company is exploring ways to increase capital through possible increased debt, equity, or sale of part or all of the Company. On October 11, 1999, the Company announced that it entered into a Letter of Intent to sell substantially all the assets of the Company's Optoelectronics business for approximately $13,000,000 in cash.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The statement also sets forth the criteria for determining whether a derivative may be specifically designed as a hedge of a particular exposure with the intent of measuring the effectiveness of that hedge in the statement of operations. In July 1999, the Financial Accounting Standards Board issued SFAS 137, which deferred the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

       The Company has completed a review and assessment of potentially affected items, including information technology and non-information technology, for Year 2000 compliance. When computer programs that were not Year 2000 compliant have been identified, the Company sought to upgrade these programs to newer versions of software that are Year 2000 compliant. The Company's main concern has been its financial systems software, and its Year 2000 upgrade was completed in the third quarter. All of the Company's server and desktop software is compliant or compliant with minor issues. The Company has acquired the patches required to correct the minor issues and will install and test them by the end of November. One other application, a tracking program for the Company's Biomedical division, is scheduled to be completed by the end of November. The Company has acquired and installed all other required software.

       The Company's business is also dependent upon systems of third parties, primarily its vendors and customers. It is the Company's intent to certify that all of its vendors and suppliers are Year 2000 compliant so that its ability to service its customers will not be impacted by any Year 2000 issues. Starting in the fourth quarter of 1998, the Company submitted questionnaires to all of its significant vendors and is collecting and analyzing the responses. This process is mostly complete, and no problems have been identified. The Company expects to complete the analysis in the fourth quarter of 1999. During the fourth quarter of 1998, the Company issued questionnaires to its customer base. The Company substantially completed the analysis of its customer base in the second quarter of 1999 and found no issues.

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


PART II - OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

       The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

A.     The following exhibits are filed herewith:

       27    Financial Data Schedule

B. During the quarter ended September 30, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SPIRE CORPORATION
                                               (Registrant)


    12 November 1999                By:   /s/Roger G. Little
--------------------------                --------------------------------------
Date                                      Roger G. Little
                                          President, Chief Executive Officer and
                                          Chairman of the Board


    12 November 1999                By:    /s/Richard S. Gregorio
--------------------------                --------------------------------------
Date                                      Richard S. Gregorio
                                          Vice President and Chief Financial
                                          Officer, Treasurer, Clerk and
                                          Principal Accounting Officer