Form 10KSB
period 1999-12-31
SPIRE CORP
filed 2000-03-30
CIK 731657

1999

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1999. or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
      For the transition period from ______________ to ______________

Commission file number:  0-12742

                                SPIRE CORPORATION
                                -----------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        Massachusetts                                     04-2457335
        -------------                                     ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

One Patriots Park, Bedford, Massachusetts                  01730-2396
-----------------------------------------                  ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                  781-275-6000
                                  ------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class               Name of Each Exchange on Which Registered
  -------------------               -----------------------------------------
    Not applicable                               Not applicable

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value, Nasdaq
                      ------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $11,901,000.

Based on the closing average price for the registrant's voting stock on February 29, 2000, the aggregate market value of such voting stock held by non-affiliates of the registrant was $9,587,190.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,283,088 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on February 29, 2000.

Transitional Small Business Disclosure Format (Check One):   Yes  |_|   No  |X|

DOCUMENTS INCORPORATED  BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 2000 Annual Meeting to be held on May 23, 2000 are incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
--------------------------------

       THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

BUSINESS DEVELOPMENT

       Spire Corporation ("Spire" or the "Company"), a Massachusetts corporation incorporated in 1969, is organized into three business areas all of which have developed out of the Company's expertise in semiconductor technologies:

             o  Photovoltaics equipment,
             o  Biomedical, and
             o  Optoelectronics.

The Company's revenues over the past three years have been between $12 and $23 million, but the sources of those revenues have varied among the Company's three primary business areas.

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The assets that were sold to the purchaser included machinery, equipment and technology. Until December 30, 2004 the Company may not compete with the purchaser's optoelectronics business. However, the restrictions on competition do not prevent the Company from engaging in optoelectronics business activities in conducting its terrestrial photovoltaic business relating to terrestrial solar cells and related components, or in conducting its biomedical business relating to implanted medical devices and related instrumentation and components. The Company will continue to perform the project management element of its U.S. government optoelectronics research and development contracts until they are completed through 2001. The Company has entered into a subcontract with the purchaser under each of the remaining government contracts for a portion of the research and development services. In addition, the Company will continue to bid on new optoelectronics U.S. government funded research and development contracts which may include additional subcontracts with the purchaser.

BUSINESS OF ISSUER

       Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 144 factories and in 39 countries. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or antimicrobial characteristics of orthopedic and other medical devices. Spire also conducts research and development activities, primarily for the U.S. government.

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

       Spire's market leadership and international reputation for quality manufacturing and process technology position the Company to capitalize on the photovoltaic market. From 1993 to 1997, global usage of terrestrial photovoltaic power increased substantially, due to such factors as rural electrification in the developing world, the accelerated growth of wireless telecommunications, with its need for wireless power, and increased environmental concerns encouraging the use of renewable energy sources. Awareness and acceptance of photovoltaics as an energy source are growing as a result of receiving significant support from initiatives such as the PV Rooftop Program in Japan, the Building Integration Program in Germany and the Clinton Administration's "Million Solar Roofs Initiative." During 1998, demand for photovoltaic manufacturing equipment slowed due to global economic conditions and excess photovoltaic production capacity. The Asian economic crisis, particularly in Japan, slowed funding of government backed programs. Many European expansion plans have also been delayed due to economic concerns. During 1999 demand showed a resurgence particularly in the Asian and European markets. See "Risk Factors - Dependence on Market Growth," "- Competition," and "Dependence on Export Sales."

BIOMEDICAL

       The Biomedical division specializes in surface treatment to improve the performance of medical devices such as catheters, orthopedic prostheses and vascular grafts. The Company's processes reduce friction and wear, provide infection resistance, and enhance tissue and blood compatibility by altering surface composition and chemistry. The Company's surface treatment technologies include proprietary ion beam and ion-beam-assisted deposition (IBAD) processes. As the market leader in ion-beam processing, the Company can apply these technologies to metals, polymers and ceramics.

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

       SPI-Argent(TM) and SPI-Argent/Implant, two of the Company's surface treatments for infection resistance, thromboresistance, and reduced friction, are increasingly demanded as healthcare providers recognize the need to reduce costs by eliminating device related complications. SPI-Argent processes incorporate elemental silver, a widely useful antimicrobial agent, into the surfaces of medical devices for long term efficacy and performance. See "Risk Factors - Dependence on Market Growth ," and " - Government Regulation."

OPTOELECTRONICS BUSINESS

       Optoelectronics involves the conversion of light into electricity, like photovoltaics, and/or the conversion of electricity to light. Optoelectronics uses thin film technology, such as metalorganic chemical vapor deposition (MOCVD), to create semiconductor devices for telecommunications, biomedical and electronics applications. In an MOCVD reactor, specialized in semiconductor materials are deposited onto substrate wafers as single-crystal thin films. These wafers are then further processed into various semiconductor devices.

       During 1999, the Company utilized its optoelectronics technologies to perform on various U.S. government funded research and development programs, to continue to develop its optoelectronics technologies. The Company also produced and commercially sold optoelectronic products in the form of diode lasers and compound semiconductor wafers.

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business, retaining the project management element of its U.S. government optoelectronics research and development contracts until they are completed through 2001. See Note (9) of the financial statements and "Description of Business - Business Development" on page two for a complete description of the sale of the optoelectronics business.

                               GENERAL INFORMATION
                               -------------------

RESEARCH AND DEVELOPMENT

       The Company's policy is to support as much of its research and development as possible through government contract funding, which it recognizes as revenue. Revenues from the Company's research and development contracts funded by the U.S. government, and their percent of net revenues, for the last three years were as follows:

    ----------------------- ------------------------ ------------------------
             1999                    1998                     1997
    ----------------------- ------------------------ ------------------------
          $4,381,000              $6,092,000               $7,972,000
    ----------------------- ------------------------ ------------------------
             37%                      43%                      35%
    ----------------------- ------------------------ ------------------------

As of December 31, 1999, the Company was performing 24 contracts and grants for the U.S. government, compared with 17 as of December 31, 1998. All contracts with U.S. government agencies have been audited through December 1996. The audits for the years ended December 31, 1997, through December 31, 1999 have not yet been performed.

       The Company's contracts with the U.S. government grant to the Company proprietary rights in any technology developed pursuant to such contracts and grant to the U.S. government a non-exclusive license to utilize the technology for its benefit. The U.S. government retains the right to obtain the patent on any inventions made under these contracts as to which patent protection is not sought and obtained by the Company. The Company's rights to technology developed under contracts with private companies vary, depending upon negotiated terms. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Protection of Proprietary Technology" and " - Government Regulation."

       The Company's internally funded research and development expenditures for the last three years were as follows:

    ----------------------- ------------------------ ------------------------
             1999                    1998                     1997
    ----------------------- ------------------------ ------------------------
           $184,000                $344,000                 $133,000
    ----------------------- ------------------------ ------------------------

SALES AND MARKETING

       The Company builds its photovoltaic module manufacturing equipment generally to order, and usually requires 35% of the total purchase price on order, 55% on shipment and the final 10% upon acceptance of the equipment by the customer. The Company receives progress payments under its research and development contracts on a cost reimbursement or per deliverable basis. Biomedical processing services generally is sold on a net 30 day basis.

       The Company markets its photovoltaics products and services through non-exclusive commissioned sales representatives, as well as through its internal staff. The outside sales representatives are responsible for making initial contacts with potential customers, after which the representatives work in conjunction with the Company's internal staff to consummate sales. The Company believes that use of outside sales representatives is particularly important in facilitating access into certain foreign countries. Most of the Company's sales representatives have had long term relationships with the Company, and work with the Company without written agreements. Sales initiated through the Company's internal staff arise from a number of sources, including trade shows, printed advertisements and telephone campaigns.

       In the biomedical area, the Company concentrates on identifying and serving the leading U.S. manufacturers of orthopedic and other medical devices. Where possible, the Company seeks to be the sole provider of surface processing services to its biomedical customers.

       The optoelectronics division will no longer be offering commercial products.

       The Company's scientists are responsible for submitting proposals to the U.S. government and other outside sources for sponsored research and development work, particularly in the optoelectronics area. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Reliance on Sales Representatives" and " Technological Advances; Dependence on Future Product Development and Market Acceptance."

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

PROPRIETARY RIGHTS

       Through 30 years of research and development, the Company has accumulated extensive scientific and technological expertise. The Company protects its technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as appropriate. The Company currently has 26 U.S. patents, of which one is jointly owned, one patent pending in the United States and two foreign patents pending, all of which cover elements of its materials and processing technologies.

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

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market. As an industry leader, the Company has been subject to competitive pricing on some of the components of its photovoltaic module manufacturing equipment product line. The Company's automated equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers may produce items of equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

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

EMPLOYEES

       As of December 31, 1999, the Company employed 88 people, of whom 81 were full-time. Six of the Company's employees hold Ph.D.'s. The Company has 28 employees on its technical staff and 16 on its manufacturing staff. The Company has never experienced a work stoppage and considers its relationship with its employees to be good. See "Risk Factors - Competition" and " - Dependence on Export Sales."

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

                                  RISK FACTORS
                                  ------------

       IN ADDITION TO THE OTHER INFORMATION IN THIS SEC FORM 10-KSB, THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY SHOULD BE CONSIDERED. THE DISCUSSION IN THIS SEC FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS."

       DEPENDENCE ON MARKET GROWTH. The ability of the Company to sustain or expand its business depends substantially on the stability and growth of the various markets for the Company's products and services.

       The size of the photovoltaic market depends on the amount of worldwide need for wireless power, especially in developing countries, and on domestic and international government funding of initiatives to invest in solar energy as an alternative to the burning of fossil fuels and other energy production methods. There can be no assurance that government funding for such initiatives will be available, or that solar energy will prove to be a cost-effective alternative to other energy sources and gain acceptance where traditional energy sources continue to be available. Most of the Company's research and development revenues are generated by contracts with the U.S. government. There can be no assurance that the U.S. government will fund the Company's research and development projects at the same level as it has in the past. The growth of the Company's biomedical business depends on the condition of the health care system and the industry sectors serving that system; and on the Company's ability to introduce new products and services. The health care system recently has been characterized by pricing pressures and consolidations which could reduce or eliminate demand for the Company's processing services. The merger or consolidation of manufacturers of orthopedic and other medical devices could reduce the number of customers for the Company's biomedical processing services.

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

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market. The Company's more technologically sophisticated and highly automated photovoltaic module manufacturing equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers produce some of the equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

       DEPENDENCE ON OUTSIDE FUNDING FOR RESEARCH AND DEVELOPMENT. Substantially all of the Company's research and development work is funded by the U.S. government. Loss of outside funding may materially adversely affect the Company's ability further to develop its proprietary technologies and applications of these technologies to its current products and products under development. If the Company is unable to maintain its current level of such funding for any reason, the Company would need to generate funds for such research from other sources, reduce its research and development effort or increase its internal research and development. An increase in internally funded research and development would have a negative impact on profitability. U.S. government contracts are cancelable without the Company's consent. Furthermore, all companies that are parties to cost-plus contracts with the U.S. government are subject to annual government audit and possible recapture of payments. While the Company has not incurred significant losses as a result of government audits to date, the Defense Contract Audit Agency has not yet audited the Company for the years ended after December 31, 1996 and the rates at which the Company is reimbursed for future government contracts (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Operating Charges"). Loss of a number of U.S. government or other research and development contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The number of contracts performed by the Company for the U.S. government increased from 17 at December 31, 1998 to 25 at December 31, 1999, or an increase of 25%.

       DEPENDENCE ON EXPORT SALES. For the fiscal years ended December 31, 1999, 1998 and 1997, export sales from the United States accounted for approximately the following percentages of the Company's net sales and revenues:

    ----------------------- ------------------------ ------------------------
             1999                    1998                     1997
    ----------------------- ------------------------ ------------------------
             22%                      17%                      34%
    ----------------------- ------------------------ ------------------------

The majority of the Company's international revenues are derived from sales of its photovoltaic module manufacturing equipment. The Company anticipates that international sales of photovoltaic products will continue to account for a significant portion of net sales and revenues. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, national preferences for locally manufactured products and import duties or other taxes which may affect the prices of the Company's products in other countries relative to competitors' products. In addition, present or future U.S. government trade restrictions relating to sales to certain countries may limit the Company's ability to sell its products in the affected foreign countries.

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

       RELIANCE ON SALES REPRESENTATIVES. The Company markets its photovoltaic manufacturing equipment products through non-exclusive commissioned sales representatives, as well as though its internal staff. While the Company believes it has good relationships with its sales representatives, there can be no assurance that the Company will be able to retain such representatives. In addition, under the Company's agreements with Marubeni Corporation of Nagoya, Japan, Marubeni will distribute, and in some cases manufacture under a technology license, certain Spire photovoltaic module manufacturing equipment under Spire's name in Japan, and has rights to market this equipment line throughout certain countries in Southeast Asia and the Pacific Rim. The loss of a significant number of the Company's commissioned sales representatives or the inability of Marubeni to market and distribute the Company's products effectively in Japan, Southeast Asia and the Pacific Rim could adversely affect the Company's ability to market its photovoltaic products and could have a material adverse effect on the Company's business, results of operations or financial condition.

       FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced a net loss in one out of its most recent three full fiscal years. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of management's control. These factors include, among others, timing of capital expenditures by customers, changes in demand for the Company's products, long business procurement cycles, changes in pricing policies by the Company and its competitors, cancellation or delay by customers of contracts with the Company and access to U.S. currency by the Company's customers.

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

       PROTECTION OF PROPRIETARY TECHNOLOGY. The Company actively protects its intellectual property and technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as it deems appropriate. The Company currently has 26 U.S. patents, one of which is jointly owned, one patent pending in the United States and two foreign patents pending, all of which cover elements of its materials and processing technologies. There can be no assurance that the Company will be able to assert its intellectual property rights successfully against allegedly infringing competitors, and the inability to assert its rights successfully may have a negative impact on the Company's competitive position and financial condition. Furthermore, there can be no assurance that the Company's intellectual property rights will deter others from developing substantially equivalent or competitive products or from reverse-engineering the Company's products. Even if a third party's products infringe upon the Company's patents or other intellectual property, it may be costly to enforce such rights, and such enforcement efforts may divert management attention from the operations of the Company. In addition, the foreign legal protection afforded intellectual property rights, including patents, if issued, may be different from that afforded under U.S. laws. To the extent the Company relies on non-disclosure agreements to protect its rights, there can be no assurance that such information will not be disclosed in breach of these agreements or, if disclosed, that the Company will be able to recover amounts sufficient to compensate it for any damage such disclosure may cause.

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

       NEED TO MANAGE GROWTH. The future success of the Company will depend upon, among other factors, the ability of the Company to identify and exploit new product and services opportunities, to recruit, hire, train and retain highly educated, skilled and experienced management and technical personnel, to generate capital from operations and to manage the effects of growth on all aspects of its business, including research, development, manufacturing, distribution, sales and marketing, administration and finance. Any failure by the Company to identify and exploit new product and service opportunities, attract or retain necessary personnel, generate adequate revenues or conduct its expansion or manage growth effectively could have a material adverse effect on the Company's business, results of operations or financial condition.

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

       CONTROL BY PRINCIPAL STOCKHOLDER. Roger G. Little, the Chairman of the Board, Chief Executive Officer and President of the Company, controls approximately 38.5% of the Company's outstanding Common Stock. In addition, as one of three Trustees of the Company's 401(k) Plan, Mr. Little may exercise control over shares of Common Stock held by the Plan. As a result, Mr. Little is in a position to exert significant influence over actions of the Company which require stockholder approval and generally to direct the affairs of the Company, including potential acquisitions, sales and changes in control of the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

       The Company leases 74,000 square feet in a building located at One Patriots Park, Bedford, Massachusetts, and subleases approximately 22,000 square feet of such space to the purchaser of the assets of its Optoelectronics business. All of the Bedford space is subleased from Millipore Corporation on what the Company believes are commercially reasonable terms. Millipore leases the building from a trust of which Roger G. Little, Chairman, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended by the Company for a five year period expiring on November 30, 2000, and further extended for an additional five-year period expiring on November 30, 2005. The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. See "Risk Factors - Dependence on Single Manufacturing Facility" and " - Need to Manage Growth."

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

       The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

       On December 21, 1999, the Company held a Special Meeting of Stockholders to vote on the following proposals:

1. To approve a proposal to sell substantially all of the assets of the Company's Optoelectronics Division.

2. To approve a proposal to restructure the Company, by creating subsidiaries into which the Company would transfer its photovoltaics and biomedical businesses.

3. To approve an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares that may be offered thereunder from 300,000 to 500,000.

                           Shares           Shares Voting Against          Shares           Broker
        Proposal         Voting For         or Authority Withheld        Abstaining        Non-Votes
      ------------    ---------------    --------------------------    --------------    -------------
      One                 2,213,604                 2,800                21,448
      Two                 2,212,646                 4,535                20,670
      Three               2,200,874               203,463                31,514

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

       The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "SPIR." The following chart sets forth the high and low closing sale prices for the Common Stock for the periods shown:

                                    Closing Sale Price      Closing Sale Price
                                           High                    Low
                                    ------------------      ------------------

               1999
               ----
               First Quarter              $5.00                   $2.75
               Second Quarter              4.25                    2.50
               Third Quarter               4.69                    3.25
               Fourth Quarter              7.13                    2.72

               1998
               ----
               First Quarter             $17.38                  $12.44
               Second Quarter             14.00                    3.50
               Third Quarter               5.38                    2.50
               Fourth Quarter              3.88                    2.63

       These prices do not reflect retail mark-ups, mark-downs or commissions. The closing price of the Common Stock on February 29, 2000 was $7.50, and on that date, there were approximately 195 stockholders of record.

       The Company did not pay any dividends during 1999 or 1998.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS.
         -------------

       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "BUSINESS." THE FOLLOWING DISCUSSION IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONJUNCTION WITH, THE DETAILED INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE OR INCORPORATED BY REFERENCE IN THIS REPORT.

OVERVIEW

       Spire develops, manufactures and markets highly-engineered photovoltaic module manufacturing equipment and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 144 factories and in 39 countries. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

       The Company's net sales and revenues for the year ended December 31, 1999 decreased 16%, compared to the year ended December 31, 1998. All of the Company's three areas of business declined in net sales and revenues.

       The Company's photovoltaics business area declined 2% during 1999 as compared to 1998. The Company's optoelectronics business area declined 28%. In this area, the decline was caused by a decrease in U.S. government research and development programs.

       The biomedical business area also declined 10% during 1999 as compared to 1998 due to: 1) a decline in customer service revenue; and 2) a decline in U.S. government contract funded research development programs.

       Operating results in any particular quarter will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's equipment line. Export sales, which amounted to 22% of net sales and revenues from the year ended December 31, 1999, continue to constitute a significant portion of the Company's net sales and revenues.

       On December 30, 1999, the Company sold substantially all of the assets of its Optoelectronics business for cash proceeds of $12,910,003. The purchaser of the Optoelectronics assets received machinery, equipment and technology. See Note (9) of the financial statements and "Description of Business - Business Development" on page two for a complete description of the sale of the optoelectronics business.

       The sale of the assets of the Optoelectronics business resulted in a pre-tax net gain of $9,918,189.

RESULTS OF OPERATIONS

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                      Years Ended December 31,
                                                        -----------------------------------------------------
                                                              1999              1998              1997
                                                        ----------------- ----------------- -----------------
      Net sales and revenues                                   100.0%           100.0%           100.0%
      Cost of sales and revenues                                89.1             79.3             66.5%
                                                        ----------------- ----------------- -----------------
      Gross profit                                              10.9             20.7             33.5
      Selling, general and administrative expenses              39.3             36.4             24.4
      Other operating charges                                   --                8.7              1.4
                                                        ----------------- ----------------- -----------------
      Earnings (loss) from operations                          (28.4)           (24.4)             7.7
      Gain on sale of assets                                    83.3               --               --
                                                        ----------------- ----------------- -----------------
      Earnings (loss) before income taxes                       54.1            (24.4)             7.8
      Income tax expense                                         9.0              2.5              0.6
                                                        ================= ================= =================
      Net earnings (loss)                                        5.1%             (26.9%)            7.2%
                                                        ================= ================= =================

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES AND REVENUES

       Net sales and revenues decreased $2,242,000 or 16% for the year ended December 31, 1999 to $11,901,000, compared to $14,143,000 for the year ended December 31, 1998. Contract research, service and license revenues decreased $2,018,000 or 18% to $8,906,000 for the year ended December 31, 1999 compared to $10,924,000 for 1998. Manufacturing equipment sales decreased $224,000 or 7% to $2,995,000 for 1999, compared to $3,219,000 for 1998. The decline in research, service and license revenue was attributed mostly to a decline in research and development contracts with the U.S. Government, as well as a slight decline in Biomedical processing services. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                               Years Ended December 31,

                                                           ----------------------------------
                                                                1999              1998             Change
                                                           ---------------- -----------------   --------------
      Contract research, service and license revenues         $8,906,000       $10,924,000           (18%)
      Manufacturing equipment sales                            2,995,000         3,219,000            (7%)
                                                           ---------------- -----------------
      Net sales and revenues                                 $11,901,000       $14,143,000           (16%)
                                                           ================ =================

COST OF SALES AND REVENUES

       The cost of sales and revenues decreased $609,000 to $10,600,000, but increased to 89% of net sales and revenues, for the year ended December 31, 1999, compared to $11,209,000 or 79% of net sales and revenues for the year ended December 31, 1998.

       The cost of contract research, service and license revenues decreased $716,000 to $7,386,000, and increased to 83% of related revenues, for the year ended December 31, 1999, compared to $8,102,000 or 74% of related revenues for the year ended December 31, 1998. Cost of contract research, service and license revenues decreased, but increased as a percentage of sales, due to a decline in volume. Cost of manufacturing equipment sales increased $107,000 to $3,214,000, and increased to 107% of related sales, for the year ended December 31, 1999, compared to $3,107,000 or 97% of related sales, for the year ended December 31, 1998. The increase in total cost of sales and revenues as a percentage of related sales and revenues is caused by product mix and lower volume, and a one time write down to market value of certain work in process inventories.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                 December 31, 1999       %        December 31, 1998       %
                                                             ------------------------ -------- ----------------------- -------
      Contract research, service and license revenues                $ 7,386,000         83%           $8,102,000        74%
      Manufacturing equipment sales                                    3,214,000        107%            3,107,000        97%
                                                             ========================          =======================
      Total cost of sales and revenues                               $10,600,000         89%          $11,209,000        79%
                                                             ========================          =======================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the year ended December 31, 1999 decreased $465,000 to $4,682,000, and increased to 39% of sales and revenues, compared to $5,147,000 or 36% of sales and revenues for the year ended December 31, 1998. Selling, general and administrative expenses increased as a percentage of sales due to the lower volume.

OTHER OPERATING CHARGES

       Other operating charges in 1998 included expenses of a non-recurring nature, and amounted to $1,244,000, or 9% of total revenues. Included in the 1998 charge are a $547,000 payment to the U.S. government to settle a dispute involving contracting requirements in proposals and contract fulfillment, associated legal costs, other legal costs incurred in the enforcement of non-competition agreements of two former employees, and severance costs and related fringe benefits incurred in downsizing the Company's workforce. These downsizing efforts, which were completed in February 1999, included the reduction of 24 employees and resulted in an annualized savings of $1,100,000, primarily in the contract research and manufacturing areas. No such charges were incurred in 1999.

GAIN ON SALE OF ASSETS

       On December 30, 1999, the Company sold substantially all of the assets of its Optoelectronics business for cash proceeds of $12,910,003. Additionally, the purchaser of the Optoelectronics assets received machinery, equipment and technology. The sale of the assets of the Optoelectronics business resulted in a pre-tax net gain of $9,918,189. See "Description of Business - Business Development" on page two and Note (9) of the financial statements for a complete description of the sale of the optoelectronics business.

INTEREST

       The Company earned $3,000 in interest income for the year ended December 31, 1999, compared to $22,000 for the year ended December 31, 1998. The Company incurred interest expense of $132,000 in 1999 and $19,000 in 1998, of which $28,000 was capitalized in 1999 related to internally constructed assets and $0 in 1998.

INCOME TAXES

       The Company recorded $1,070,000 of tax expense for the year ended December 31, 1999, compared to $359,000 for the year ended December 31, 1998. Tax expense for the year ended December 31, 1999 benefited from the realization of a $1,668,000 deferred tax asset for net loss and other credit carryforwards, which was fully reserved at December 31, 1998. At December 31, 1998, the Company had gross deferred tax assets of $2,859,000, against which a valuation allowance of $2,172,000 had been established. Total gross deferred tax liabilities of $687,000 were applied against the net deferred tax asset resulting in a net deferred tax asset of zero. At December 31, 1999, the Company had a gross deferred tax asset of $807,000, against which a valuation allowance of $505,000 was applied. Gross deferred tax liability of $302,000 were applied against the net deferred tax asset resulting in a net deferred tax asset of zero.

NET EARNINGS (LOSS)

       The Company reported net earnings for the year ended December 31, 1999 of $5,366,000, compared to net loss of $3,811,000 for the year ended December 31, 1998. Net earnings for the year ended December 31, 1999 resulted from the gain on sale of assets of $9,918,189, which offset operating losses of $3,380,249.

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

                                                                  Years Ended December 31,
                                                              ----------------------------------
                                                                   1998              1997             Change
                                                              ---------------- -----------------   --------------
      Contract research, service and license revenues           $10,924,000       $12,642,000          (14%)
      Manufacturing equipment sales                               3,219,000        10,372,000          (69%)
                                                              ---------------- -----------------
      Net sales and revenues                                    $14,143,000       $23,014,000          (39%)
                                                              ================ =================

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

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                            December 31, 1998        %        December 31, 1997      %
                                                         ------------------------ -------- ----------------------- -------
      Contract research, service and license revenues            $ 8,102,000         74%          $ 8,715,000        69%
      Manufacturing equipment sales                                3,107,000         97%            6,587,000        64%
                                                         ========================          =======================
      Total cost of sales and revenues                           $11,209,000         79%          $15,302,000        66%
                                                         ========================          =======================

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

OTHER OPERATING CHARGES

       Other operating charges included expenses of a non-recurring nature, and amounted to $1,244,000 and $332,000, or 9% and 1% of total revenues, for the years 1998 and 1997, respectively. Other operating charges in 1997 included outside costs incurred in an unsuccessful attempt at a secondary offering. The following table summarizes other operating charges for the years 1998 and 1997:

                                                                                          Year Ended December 31,
                                                                                    -------------------------------------
                                                                                          1998               1997
                                                                                    ------------------ ------------------
      Settlement of Government claim                                                     $ 547,000              $ --
      Legal costs incurred in settlement of Government claim                               159,000                --
      Legal costs incurred in enforcing non-competition agreements
          with former employees                                                            295,000                --
      Severance and associated fringe benefit costs incurred in
          downsizing the Company                                                           243,000                --
      Costs incurred in unsuccessful secondary offering attempt                                --             332,000
                                                                                    ================== ==================
                                                                                        $1,244,000          $332,000
                                                                                    ================== ==================

INTEREST

       The Company earned $23,000 in interest income for the year ended December 31, 1998, compared to $33,000 for the year ended December 31, 1997. The Company incurred interest expense of $19,000 in 1998 and $2,000 in 1997.

INCOME TAXES

       The Company recorded $359,000 of tax expense for the year ended December 31, 1998, compared to $141,000 for the year ended December 31, 1997. At December 31, 1998, the Company had gross deferred tax assets of $2,859,000, against which a valuation allowance of $2,172,000 was applied. Total gross deferred tax liabilities of $687,000 were applied against the net deferred tax asset resulting in a net deferred tax asset of zero.

NET EARNINGS (LOSS)

       The Company reported a net loss for the year ended December 31, 1998 of $3,811,000, compared to net earnings of $1,667,000 for the year ended December 31, 1997. The loss resulted in large part from decreased net sales and revenues in all areas of the Company's business, particularly in photovoltaic equipment sales.

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On August 30, 1999, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $3 million revolving credit facility, based upon eligible accounts receivable requirements and 50% of the liquidation value of the Company's fixed assets. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At December 31, 1999, interest on the line was at the Bank's prime rate plus two percent on receivable loans and prime plus 2 3/4% on fixed asset loans. The line contains covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of December 31, 1999, the Company had no outstanding debt under this revolving credit facility using proceeds from the sale of assets to pay down the debt on December 30, 1999.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. In addition, the Company has taken steps to conserve its resources by reducing its cost of operations. Cash and cash equivalents increased $10,587,000 to $10,709,000 at December 31, 1999, from $122,000 at December 31, 1998, as a result of the previously discussed sale of assets. To date there are no material commitments by the Company for capital expenditures. At December 31, 1999, the Company's retained earnings were $3,188,000, compared to accumulated deficit of $2,179,000 as of December 31, 1998. Working capital as of December 31, 1999 increased 846% to $9,718,000, compared to $1,501,000 as of December 31, 1998.

RECENT ACCOUNTING PRONOUNCEMENTS

       In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is not expected to be material.

       Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". The Company adopted SOP 98-1 and SOP 98-5 on January 1, 1999. The adoption of these statements did not have a material effect on the consolidated financial statements.

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

YEAR 2000

       The Company's Year 2000 initiative was successful. No interruptions to Spire business processes have occurred, and no material problem is expected. Program spending was budgeted, expensed as incurred and not material.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                   Page
                                                                                                                   ----
Independent Auditors' Report                                                                                        19

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 1999 and 1998                                                   20

     Consolidated Statements of Operations for the Years Ended December 31,  1999, 1998 and 1997                    21

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997           22

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997                     23

     Notes to Consolidated Financial Statements                                                                     24

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Spire Corporation:

       We have audited the consolidated balance sheets of Spire Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                                   /s/ KPMG LLP
                                                   ---------------------------
                                                   KPMG LLP

Boston, Massachusetts
March 10, 2000

                        SPIRE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                       1999              1998
                                                                                   ------------      ------------
                                              ASSETS
Current assets
--------------
    Cash and cash equivalents                                                      $ 10,709,370      $    121,866
    Accounts receivable, trade (Notes 3 and 7):
        Amounts billed                                                                2,017,865         2,799,037
        Retainage                                                                        50,878            62,173
        Unbilled costs                                                                  343,242           355,716
                                                                                   ------------      ------------
                                                                                      2,411,985         3,216,926
        Less allowance for doubtful accounts                                            107,000           102,000
                                                                                   ------------      ------------
            Net accounts receivable                                                   2,304,985         3,114,926
                                                                                   ------------      ------------

    Inventories (Note 4)                                                              1,862,933         2,254,043
    Prepaid expenses and other current assets                                           351,948           363,649
                                                                                   ------------      ------------
            Total current assets                                                     15,229,236         5,854,484
                                                                                   ------------      ------------

Property and equipment (Note 6)                                                      14,640,003        25,675,700
    Less accumulated depreciation and amortization                                   12,621,001        20,986,170
                                                                                   ------------      ------------
            Net property and equipment                                                2,019,002         4,689,530
                                                                                   ------------      ------------

Patents (less accumulated amortization, $448,507 in 1999 and $611,650 in 1998)          106,956           214,758
Other assets                                                                              8,271            15,071
                                                                                   ------------      ------------
                                                                                        115,227           229,829
                                                                                   ------------      ------------
                                                                                   $ 17,363,465      $ 10,773,843
                                                                                   ============      ============
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
    Accounts payable                                                               $  1,280,951      $  1,555,019
    Accrued liabilities (Note 5)                                                      1,197,624           836,846
    Notes payable (Note 7)                                                                 --             850,000
    Federal and State income taxes payable                                            1,070,000              --
    Advances on contracts in progress                                                 1,962,300         1,112,058
                                                                                   ------------      ------------
        Total current liabilities                                                     5,510,875         4,353,923
                                                                                   ------------      ------------
Commitments (Notes 7 and 11)
----------------------------
Stockholders' equity (Note 8)
-----------------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,818,926 shares in 1999 and 3,795,926 shares in 1998                     38,189            37,959
    Additional paid-in capital                                                        9,846,239         9,780,494
    Retained earnings (deficit)                                                       3,187,850        (2,178,845)
                                                                                   ------------      ------------
                                                                                     13,072,279         7,639,608
    Treasury stock at cost, 552,160 shares in 1999 and 1998                          (1,219,688)       (1,219,688)
                                                                                   ------------      ------------
        Total stockholders' equity                                                   11,852,591         6,419,920
                                                                                   ------------      ------------
                                                                                   $ 17,363,465      $ 10,773,843
                                                                                   ============      ============

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1999              1998              1997
                                                                 ------------      ------------      ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues              $  8,905,528      $ 10,924,062      $ 12,642,251
    Sales of manufacturing equipment                                2,995,240         3,219,181        10,372,190
                                                                 ------------      ------------      ------------
        Total sales and revenues                                   11,900,768        14,143,243        23,014,441
                                                                 ------------      ------------      ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses                7,385,649         8,102,075         8,714,713
    Cost of manufacturing equipment                                 3,213,643         3,106,948         6,587,331
    Selling, general and administrative expenses                    4,681,725         5,146,930         5,605,507
    Other operating charges (Note 14)                                    --           1,243,989           331,511
                                                                 ------------      ------------      ------------
        Total costs and expenses                                   15,281,017        17,599,942        21,239,062
                                                                 ------------      ------------      ------------

Earnings (loss) from operations                                    (3,380,249)       (3,456,699)        1,775,379
-------------------------------                                    -----------       -----------        ---------
Gain on sale of assets (Note 9)                                     9,918,189              --                --

Interest income (expense), net (Note 7)                              (101,245)            4,005            32,856
                                                                 ------------      ------------      ------------

Earnings (loss) before income taxes                                 6,436,695        (3,452,694)        1,808,235

Income tax expense (Note 10)                                        1,070,000           358,578           141,000
                                                                 ------------      ------------      ------------

Net earnings (loss)                                              $  5,366,695      $ (3,811,272)     $  1,667,235
-------------------                                              ============      ============      ============

Earnings (loss) per share of common stock - basic                $       1.65      $      (1.18)     $       0.54
-------------------------------------------------                ============      ============      ============

Earnings (loss) per share of common stock - diluted              $       1.64      $      (1.18)     $       0.52
---------------------------------------------------              ============      ============      ============

Weighted average number of common shares outstanding - basic        3,246,112         3,235,271         3,086,326
                                                                 ============      ============      ============

Weighted average number of common and  common equivalent
    shares outstanding - diluted                                    3,274,713         3,235,271         3,217,467
                                                                 ============      ============      ============

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         COMMON STOCK     ADDITIONAL       TREASURY STOCK         RETAINED
                                     ------------------    PAID-IN     ----------------------     EARNINGS
                                      SHARES     AMOUNT    CAPITAL      SHARES      AMOUNT        (DEFICIT)       TOTAL
                                     ---------  -------  ------------  -------   ------------   ------------   ------------

Balance, December 31, 1996           3,567,185  $35,672  $  8,491,066  547,160   $ (1,199,063)  $    (34,808)  $  7,292,867
    Exercise of stock options          189,897    1,899       680,095     --             --             --          681,994
    Tax benefit of disqualifying
       dispositions of stock option

       exercises                          --       --         474,307     --             --             --          474,307
    Repurchase of treasury stock          --       --            --      5,000        (20,625)          --          (20,625)
    Net earnings                          --       --            --       --             --        1,667,235      1,667,235
                                     ---------  -------  ------------  -------   ------------   ------------   ------------

Balance, December 31, 1997           3,757,082   37,571     9,645,468  552,160     (1,219,688)     1,632,427     10,095,778
    Exercise of stock options           38,844      388       135,026     --             --             --          135,414
    Net loss                              --       --            --       --             --       (3,811,272)    (3,811,272)
                                     ---------  -------  ------------  -------   ------------   ------------   ------------

Balance, December 31, 1998           3,795,926   37,959     9,780,494  552,160     (1,219,688)    (2,178,845)     6,419,920
    Exercise of stock options           23,000      230        65,745     --             --             --           65,975
    Net earnings                          --       --            --       --             --        5,366,695      5,366,696
                                     ---------  -------  ------------  -------   ------------   ------------   ------------

Balance, December 31, 1999           3,818,926  $38,189  $  9,846,239  552,160   $ (1,219,688)  $  3,187,850   $ 11,852,590
                                     =========  =======  ============  =======   ============   ============   ============

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------
                                                                                    1999            1998            1997
                                                                                ------------    ------------    ------------
Cash flows from operating activities:
    Net earnings (loss)                                                         $  5,366,695    $ (3,811,272)   $  1,667,235
    Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities:
            Depreciation and amortization                                            970,646       1,018,112       1,079,572
            Gain on sale of assets                                                (9,918,189)           --              --
            Deferred income taxes                                                       --           300,000        (300,000)
            Changes in assets and liabilities (excluding the impact of assets sold):
                Accounts receivable                                                  850,291         549,307        (650,085)
                Inventories                                                          289,910      (1,265,463)         32,348
                Prepaid expenses and other current assets                            (11,701)        138,001        (214,137)
                Income taxes payable                                               1,070,000            --              --
                Accounts payable and accrued liabilities                              86,711         629,191        (125,106)
                Advances on contracts in progress                                    850,242         701,688        (975,092)
                                                                                ------------    ------------    ------------
                     Net cash (used in) provided by operating activities            (445,395)     (1,740,436)        514,735
                                                                                ------------    ------------    ------------
Cash flows from investing activities:
    Proceeds from sale of assets (net of related expenses)                        12,204,007            --              --
    Additions to property and equipment                                             (351,522)       (798,654)     (1,101,686)
    Increase in patent costs                                                         (30,383)        (24,793)        (39,546)
    Other assets                                                                      (5,178)          4,608         215,551
                                                                                ------------    ------------    ------------
                     Net cash provided by (used in) investing activities          11,816,924        (818,839)       (925,681)
                                                                                ------------    ------------    ------------
Cash flows from financing activities:
    Net borrowings (payments) on short-term debt                                    (850,000)        850,000            --
    Tax benefit of disqualifying dispositions of stock
         option exercises                                                               --              --           474,307
    Exercise of stock options                                                         65,975         135,414         681,994
    Repurchase of treasury stock                                                        --              --           (20,625)
                                                                                ------------    ------------    ------------
                     Net cash provided by (used in) financing activities            (784,025)        985,414       1,135,676
                                                                                ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                              10,587,504      (1,573,861)        724,730

Cash and cash equivalents, beginning of year                                         121,866       1,695,727         970,997
                                                                                ------------    ------------    ------------
Cash and cash equivalents, end of year                                          $ 10,709,370    $    121,866    $  1,695,727
                                                                                ============    ============    ============

Supplemental disclosures of cash flow information:
        Cash paid during the year for:
            Interest                                                            $    132,294    $     19,030    $      5,118
                                                                                ============    ============    ============
            Income taxes                                                        $          0    $     44,400    $     51,595
                                                                                ============    ============    ============

          See accompanying notes to consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

(1)    NATURE OF THE BUSINESS

       Spire develops, manufactures, and markets highly engineered photovoltaic manufacturing equipment and provides biomedical processing services. Spire designs and manufactures specialized equipment for the production of terrestrial photovoltaic modules from solar cells. Spire's value-added service offerings to biomedical customers provide surface treatments to enhance the performance of medical products. Spire also conducts research and development activities, primarily for the U.S. government.

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

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

       (G)   RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 1999, 1998 and 1997, unfunded research and development costs were $184,000, $344,000 and $133,000, respectively.

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

       (M)   RECLASSIFICATION OF PRIOR YEARS

       Prior year financial statements have been reclassified to conform to the 1999 presentation.

       (N)   CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash, time deposits and all highly liquid debt with an original maturity of three months or less. Included in Cash and Cash Equivalents on December 31, 1999 was $750,000 in an escrow account relating to the sale of assets of the Optoelectronics business.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

       (O)   NEW ACCOUNTING STANDARDS

       In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is not expected to be material.

       Also in 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and SOP 98-5, "Reporting on the Costs of Start-Up Activities". The Company adopted SOP 98-1 and SOP 98-5 on January 1, 1999. The adoption of these statements did not have a material effect on the consolidated financial statements.

(3)    ACCOUNTS RECEIVABLE

       Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

       Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year which totaled $51,000 and $62,000 at December 31, 1999 and 1998, respectively. All other accounts receivable are expected to be collected within one year.

       All contracts with United States Government agencies have been audited through December 1996. Except as discussed in the following paragraph, the Company has not incurred significant losses as a result of government audits.

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

(4)    INVENTORIES

       Inventories consist of the following:

                                                    December 31,
                                         ------------------------------------
                                               1999              1998
                                         ----------------- ------------------
      Raw materials                          $  653,695         $  776,933
      Work in process                         1,044,331          1,307,088
      Finished goods                            164,907            170,022
                                         ----------------- ------------------
                                             $1,862,933         $2,254,043
                                         ================= ==================

(5)    ACCRUED LIABILITIES

       Accrued liabilities include the following:

                                                    December 31,
                                         ------------------------------------
                                               1999              1998
                                         ----------------- ------------------

      Accrued payroll and payroll taxes      $ 575,401           $568,193
      Accrued other                            622,223            268,653
                                         ================= ==================
                                            $1,197,624           $836,846
                                         ================= ==================

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

 (6)   PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                    December 31,
                                         ------------------------------------
                                               1999                 1998
                                         ----------------- ------------------
      Machinery and equipment               $10,416,381        $20,757,776
      Furniture and fixtures                  2,716,215          2,988,993
      Leasehold improvements                  1,503,452          1,765,043
      Construction in progress                    3,955            163,888
                                         ----------------- ------------------
                                            $14,640,003        $25,675,700
                                         ================= ==================

(7)    NOTES PAYABLE AND CREDIT ARRANGEMENTS

       On August 30, 1999, the Company entered into a new revolving credit agreement for a one year period with Silicon Valley Bank. This agreement established a $3 million revolving credit facility, based upon eligible accounts receivable requirements and 50% of the liquidation value of the Company's fixed assets. This line of credit was established to provide the Company with resources for general working capital purposes and standby letter of credit guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the bank's prime rate plus two percent (11.25% at December 31, 1999) on receivable loans and prime plus 2 3/4% on fixed asset loans (12% at December 31, 1999). The line contains restrictive covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of December 31, 1999, the Company had no outstanding debt under this revolving credit line, and the related interest expense in 1999 was $128,000.

       As of December 31, 1998, the Company had $850,000 of outstanding debt under a predecessor revolving credit line. Interest on the line was at the bank's prime rate plus 1% (8.75% at December 31, 1998). Interest expense related to this debt for the year ended December 31, 1998 was $19,000.

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

       Through December 31, 1999, the Company has outstanding under its Directors Stock Option Plan and the 1996 Equity Incentive Plan, 60,150 non-qualified stock options to the unaffiliated directors of the Company for the purchase of common stock at an average price of $8.58 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company may no longer award options under any plans except the 1996 Equity Incentive Plan.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

      A summary of the activity of these plans follows:

                                                                          Weighted
                                                     Number of Shares      Average
                                                                        Option Price
                                                     ----------------- ----------------
      Outstanding, December 31, 1996                      359,175           $3.28
           Granted                                         76,825           $5.36
           Exercised                                     (189,897)          $3.57
           Canceled                                       (26,222)          $3.24
                                                     ----------------- ----------------

      Outstanding, December 31, 1997                      219,881           $3.75
           Granted                                         99,663          $11.52
           Exercised                                      (38,844)          $3.49
           Canceled                                       (40,850)          $3.68
                                                     ----------------- ----------------

      Outstanding, December 31, 1998                      239,850           $7.02
           Granted                                        113,450            3.59
           Exercised                                      (23,000)           2.86
           Canceled                                       (30,950)           7.73
                                                     ================= ================

      Outstanding, December 31, 1999                      299,350           $6.01
                                                     ================= ================
      Options Exercisable at December 31, 1999             88,403           $5.59
                                                     ================= ================

       The following table summarizes information about stock options outstanding at December 31, 1999:

                                                   Options Outstanding                                Options Exercisable
                               ------------------------------------------------------------   -------------------------------------
                                                   Weighted Average      Weighted Average                        Weighted Average
           Range of                Number       Remaining Contractual       Exercise               Number            Exercise
        Exercise Price           Outstanding             Life                 Price              Exercisable           Price
     ----------------------    ---------------- ----------------------- -------------------   ------------------ ------------------

     $  2.50 to $  5.00              190,737          7.9 years               $ 3.49                56,500              $3.16
     $ 5.01 to $10.00                 63,613          8.2 years               $ 6.88                19,403              $6.48
     $10.01 to $15.88                 45,000          8.2 years               $15.48                12,500             $15.19
                               ----------------                                               ------------------
                                     299,350          8.1 years               $ 6.01                88,403              $5.62
                               ================                                               ==================

       There were 491,787 shares reserved for issuance under all plans at December 31, 1999. The per-share weighted-average fair value of stock options granted in 1999, 1998 and 1997 was $3.28, $8.13 and $4.24, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                              Expected               Risk-Free            Expected               Expected
              Year         Dividend Yield          Interest Rate         Option Life         Volatility Factor
              ----         --------------          -------------         -----------         -----------------
              1999                0%                   5.89%               5 years                 93.1%
              1998                0%                   5.50%               5 years                 85.4%
              1997                0%                   5.50%               5 years                 68.4%

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

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

                                                                                1999            1998             1997
                                                                           --------------- ---------------- ---------------
      Net earnings (loss) as reported                                         $5,366,695     $(3,811,272)      $1,667,235
      Earnings (loss) per share of common stock - diluted, as reported              1.64           (1.18)            0.52
      Net earnings (loss) pro forma                                            4,467,018      (4,068,390)       1,592,349
      Earnings (loss) per share of common stock - diluted, pro forma                1.39           (1.26)            0.49

       Pro forma net earnings (loss) reflect only options granted in 1999, 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings
(loss) amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(9)    SALE OF ASSETS

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The assets that were sold to the purchaser included machinery, equipment and technology. Until December 30, 2004 the Company may not compete with the purchaser's optoelectronics business. However, the restrictions on competition do not prevent the Company from engaging in optoelectronics business activities in conducting its terrestrial photovoltaic business relating to terrestrial solar cells and related components, or in conducting its biomedical business relating to implanted medical devices and related instrumentation and components. The Company will continue to perform the project management element of its U.S. government optoelectronics research and development contracts until they are completed through 2001. The Company has entered into a subcontract with the purchaser under each of the remaining government contracts for a portion of the research and development services. In addition, the Company will continue to bid on new optoelectronics U.S. government funded research and development contracts which may include additional subcontracts with the purchaser.

       Revenues for the optoelectronics business amounted to $4,419,000, $6,106,000 and $7,241,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Operating income (loss) for the optoelectronics business was $(1,047,000), $(1,421,000) and $132,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

       The sale of the assets of the Optoelectronics business resulted in a pre-tax net gain of $9,918,189.

(10)   INCOME TAXES

       Total federal and state income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, consists of the following:

                                    1999             1998           1997
                              ----------------- --------------- --------------
      Current:
           State                   $ 317,234        $ 9,000        $ 68,663
           Federal                   752,766         49,578         372,337
                              ----------------- --------------- --------------
                                   1,070,000         58,578         441,000
                              ----------------- --------------- --------------
      Deferred:
           State                          --         46,474          (46,710)
           Federal                        --        253,526         (253,290)
                              ----------------- --------------- --------------
                                           --        300,000         (300,000)
                              ================= =============== ==============
                                  $1,070,000      $ 358,578       $ 141,000
                              ================= =============== ==============

       Actual income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 differs from the "expected" income tax expense (benefit) for the year (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                                1999             1998            1997
                                                           --------------- ----------------- --------------
      Computed "expected" income tax expense (benefit)      $ 2,188,477      $(1,114,746)      $614,800
      State tax, net of federal benefit                         404,401          (89,660)       119,453
      Increase (decrease) in valuation allowance             (1,667,514)       1,582,790       (498,247)
      Permanent differences                                       4,446            8,194         32,953
      Increase in tax credit carryforwards                           --          (28,000)      (103,089)
      Other                                                     140,190              --         (24,870)
                                                           =============== ================= ==============
                                                             $1,070,000         $358,578       $141,000
                                                           =============== ================= ==============

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

       The amount recorded as a deferred income tax asset as of December 31, 1999 represents the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. During 1999, the valuation allowance decreased by $1,667,514. The decrease in the valuation allowance resulted from a significant decrease in the Company's gross deferred tax asset balance due to the utilization of net loss and credit carryforward to off-set the gain on the sale of the Optoelectronics assets.

       The tax effects of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 1998 and 1997 are presented below:

                                                                 1999             1998
                                                           ---------------- ----------------
    Deferred tax assets:
      Charitable contributions                                 $      --       $    8,976
      Accounts receivable                                         43,089           41,075
      Accruals                                                    95,310           90,498
      Inventories                                                103,636           60,405
      Federal net operating loss carryforwards                        --        1,153,016
      General business credit carryforwards                      222,923          752,998
      Alternative minimum tax credit carryforwards               342,030          342,030
      Foreign tax credit                                              --           51,475
      State net operating loss and investment tax credit              --          358,092
                                                           ---------------- ----------------
           Total gross deferred tax assets                       806,988        2,858,565
           Less: valuation allowance                            (504,531)      (2,172,045)
                                                           ---------------- ----------------
           Net deferred tax assets                               302,457          686,520
                                                           ---------------- ----------------
         Deferred tax liabilities:

      Property and equipment                                     (302,457)       (686,520)
      Patents                                                          --              --
      Research agreements                                              --              --
                                                           ---------------- ----------------
           Total gross deferred tax liabilities                  (302,457)       (686,520)
                                                           ---------------- ----------------
      Net deferred tax assets                                  $       --      $       --
                                                           ================ ================

       The valuation allowance for deferred tax assets as of December 31, 1999 was $505,000. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $1,668,000.

       At December 31, 1999, the Company had no general business tax credits available to offset future taxable income, and no net operating loss carryforwards for federal and state purposes. The Company also had no alternative minimum tax credits to offset future taxable income.

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(11)   COMMITMENTS

       The Company subleases the majority of its facilities from a company that leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The sublease originally was for a period of ten years, after which the Company exercised its options to extend for additional five-year periods expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked with the Consumer Price Index. Total rent expense under this lease was $922,000, $907,000 and $889,000 in 1999, 1998 and 1997, respectively. The Company has entered into a sublease with the purchaser of its Optoelectronics business. The sublease expires on November 30, 2005. The purchaser subleases approximately 29% of the total facility.

       The Company has also entered into other noncancelable operating leases. Total rent expense charged to these noncancelable leases was $133,000, $128,000, and $110,000 in 1999, 1998 and 1997, respectively.

       Future minimum lease payments under operating leases are as follows:

             2000                                              $ 660,000
             2001                                                653,000
             2002                                                653,000
             2003                                                653,000
             2004                                                653,000
             2005 and beyond                                     599,000
                                                         ----------------
                                                              $3,871,000
                                                         ================

(12)   PROFIT SHARING PLAN

       In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. Through December 31, 1998, the Company contributed its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. The Company temporarily suspended such contribution beginning in 1999 and has reinstituted matching effective January 1, 2000. Expense recognized under the plan in 1999, 1998 and 1997 was $0, $46,000 and $199,000, respectively.

(13)   EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of diluted earnings (loss) per share computations for the years ended December 31:

                                                                         1999             1998            1997
                                                                    ---------------- --------------- ----------------
      Weighted average number of common shares outstanding               3,246,112        3,235,271        3,086,326
      Add net additional common shares upon exercise of common
          stock options                                                     28,601              --           131,141
                                                                    ================ =============== ================
      Adjusted weighted average common shares outstanding                3,274,713        3,235,271        3,217,467
                                                                    ================ =============== ================

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

(14)   OTHER OPERATING CHARGES

      Other operating charges, which included expenses of a non-recurring nature, consisted of the following:

                                                                           Years Ended December 31,
                                                                        -------------------------------
                                                                             1998            1997
                                                                        ---------------- --------------
      Settlement of Government claim                                         $ 547,000          $  --
      Legal costs incurred in settlement of Government claim                   158,895             --
      Legal costs incurred in enforcing non-competition
           agreements  with former employees                                   294,489             --
      Severances and associated fringe benefit costs incurred in
           downsizing Company                                                  243,605             --
      Costs incurred in unsuccessful secondary offering attempt                    --          332,000
                                                                        ================ ==============
                                                                            $1,243,989        $332,000
                                                                        ================ ==============

       The downsizing program initiated by the Company during 1998 resulted in the reduction of 24 employees. The program was completed in February 1999 and the entire severance provision was utilized.

(15)   OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                      Photovoltaics     Optoelectronics        Biomedical                             Total
                                        Division            Division            Division            Other            Company
                                    ------------------ ------------------- ------------------- ----------------- -----------------
December 31, 1999
-----------------
Net sales and revenues                   $ 3,851,663         $ 4,353,711        $ 3,695,394       $        --        $11,900,768
Loss from operations                      (1,644,499)         (1,046,647)          (689,103)               --         (3,380,249)
Identifiable assets                        3,204,553             755,192          1,620,609        11,783,111         17,363,496
Capital expenditures                         119,929              30,620            146,588            54,385            351,522
Depreciation                                  50,660             453,771            191,795           148,569            844,795

December 31, 1998
-----------------
Net sales and revenues                   $ 3,949,000         $ 6,106,000        $ 4,088,000       $        --        $14,143,000
Loss from operations                      (1,465,000)         (1,421,000)          (571,000)               --         (3,457,000)
Identifiable assets                        3,822,000           3,690,000          1,942,000         1,320,000         10,774,000
Capital expenditures                         126,000             290,000            197,000           186,000            799,000
Depreciation                                 133,000             577,000            308,000                --          1,018,000
Other operating charges                      396,000             497,000            351,000                --          1,244,000

December 31, 1997
-----------------
Net sales and revenues                   $ 9,701,000         $ 7,241,000        $ 6,072,000       $        --        $23,014,000
Earnings (loss) from operations            1,313,000             132,000            662,000          (332,000)         1,775,000
Identifiable assets                        2,382,000           4,454,000          2,127,000         3,306,000         12,269,000
Capital expenditures                          92,000             244,000            262,000           504,000          1,102,000
Depreciation                                 150,000             585,000            345,000                --          1,080,000
Other operating charges                           --                  --                 --           332,000            332,000

                        SPIRE CORPORATION AND SUBSIDIARY

                        DECEMBER 31, 1999, 1998 AND 1997

       During 1999, the Company's three separate operating divisions were:
Photovoltaics; Optoelectronics; and Biomedical. All divisions operated out of the Company's facility in Bedford, Massachusetts.

       The Photovoltaics division develops, manufactures and markets photovoltaic module manufacturing equipment and production lines. The Biomedical division uses ion beam technology to provide processing services to the medical industry by treating the surfaces of products such as orthopedic devices and catheters used in the human body. The Optoelectronics division uses thin film technology such as metalorganic chemical vapor deposition (MOCVD) to create semiconductor devices for total communications for biomedical and electronics applications. On December 30, 1999, the Company sold substantially all the assets of its optoelectronics business. See Note (9) of the financial statements for a complete description of this transaction.

       Each operating division is individually managed and has separate financial results that are reviewed by the Board of Directors, Chief Executive Officer, and the vice president and general manager of each operating division.

       Profit (loss) from operations is net sales less cost of sales, selling, general and administrative expenses and other operating charges (Note 14), but is not affected either by non-operating income or by income taxes. Non-operating income consists principally of net interest income. In calculating profit from operations for individual operating divisions, substantial administrative expenses incurred at the operating level that are common to more than one statement are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

       Revenues from contracts with United States government agencies for the years ended December 31, 1999, 1998 and 1997 were $4,381,000, $6,092,000 and
$7,972,000 or 37%, 43% and 35% of consolidated net sales and revenues, respectively. In 1999, 1998 and 1997, export revenues were $2,610,000, $2,400,000 and $7,890,000, respectively, or 22%, 17% and 34% of consolidated net sales and revenues, respectively.

(16)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of the consolidated quarterly results for the years ended December 31, 1999 and 1998:

                                                                                1999
                                                                         Three Months Ended
                                               ------------------------------------------------------------------------
                                                   March 31           June 30        September 30       December 31
                                               ------------------ ---------------- ------------------ -----------------
      Net sales and revenues                       $3,817,716     $  2,681,578         $2,722,028        $2,679,446
      Costs and expenses                            3,940,070        3,218,571          3,550,823         4,571,553
      Earnings (loss) before income taxes            (149,153)        (558,306)          (862,104)       (1,810,686)
      Gain on sale of assets                               --               --                 --         9,918,189
      Income tax expense                                   --               --                 --         1,070,000
      Net earnings (loss)                            (149,153)        (558,306)          (862,104)        6,936,259
      Net earnings (loss) per share                     (0.05)           (0.17)             (0.27)             2.10

                                                                                1998
                                                                         Three Months Ended
                                               ------------------------------------------------------------------------
                                                   March 31           June 30        September 30       December 31
                                               ------------------ ---------------- ------------------ -----------------

      Net sales and revenues                   $    4,442,526     $  3,445,291         $3,719,917        $2,535,509
      Costs and expenses                            4,428,704        5,226,785          4,057,225         3,887,228
      Earnings (loss) before income taxes              26,159       (1,775,344)          (335,278)       (1,368,231)
      Income tax expense (benefit)                      9,000               --                 --           349,578
      Net earnings (loss)                              17,159       (1,775,344)          (335,278)       (1,717,809)
      Net earnings (loss) per share                      0.01            (0.55)             (0.10)            (0.53)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

      None.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

      Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 2000 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act during 1999 is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.
--------------------------------

      Information concerning executive compensation is set forth under "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
------------------------------------------------------------------------

      Information concerning security ownership of certain beneficial owners and management is set forth under "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

      Information concerning certain relationships and related transactions is set forth under "Other Transactions and Relationships" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

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

           10(a) Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated November 25, 1985, incorporated by reference to Exhibit 10
                     (a) to the Company's Form 10-K for the year ended December 31, 1985 ("1985 10-K").

           10(b) Amendment to Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated December 30, 1999.

           10(c) Sublease Agreement with Methode Electronics, Inc. as tenant for portion of facility at Bedford, Massachusetts dated December 29, 1999.

           10(d) Asset Purchase Agreement dated as of November 18, 1999 with Methode Electronics, Inc. and Methode Massachusetts, Inc., incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 29, 1999.

           10(e) Employment Agreement with Roger G. Little dated October 3, 1983, as amended.

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

           23.1      Accountants' Consent.

           27        Financial Data Schedule.

     (2)   REPORTS ON FORM 8-K
           -------------------

           The Company filed one Report on Form 8-K during the last quarter of 1999.

                                     PART IV
                                     -------

                                      11-K

Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 1999.

                  Spire Corporation 401(k) Profit Sharing Plan
                              Financial Statements

                                December 31, 1999
                   (With Independent Auditor's Report Thereon)

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                                TABLE OF CONTENT

                                                                     Page Number
                                                                     -----------

Independent Auditor's Report                                            37

Financial Statements:

     Statements of Net Assets Available for Plan Benefits               38

     Statement of Changes in Net Assets Available for Plan Benefits     39

     Notes to the Financial Statements                                  42

To the Participants and Administrator of Spire Corporation 401(k) Profit Sharing Plan
Bedford, Massachusetts

We have audited the accompanying statements of net assets available for plan benefits of the Spire Corporation 401(k) Profit Sharing Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards requrie that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits at December 31, 1999 and 1998, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

CARLIN, CHARRON & ROSEN LLP

March 9, 2000

               SPIRE CORPORATION 401(k) PROFIT SHARING 401(k) PLAN
              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                        AS OF DECEMBER 31, 1999 AND 1998

                                                     1999           1998
                                                --------------- --------------

ASSETS:

INVESTMENTS:
    At fair value:

        Common stock - Spire Corporation           $1,293,359      $ 715,536
        Mutual funds                                5,467,156      4,314,473

At contract value:

    Hartford Fixed Income Fund                        287,724        288,937
                                                --------------- --------------

        TOTAL INVESTMENTS                           7,048,239      5,318,946

RECEIVABLES:

    Employer's contribution                                --         17,120
    Participant's contribution                         39,843         43,160
    Participants' loan receivables                    149,292        176,238
                                                --------------- --------------

        TOTAL RECEIVABLES                             189,135        236,518
                                                --------------- --------------

CASH                                                       10             65
                                                =============== ==============

NET ASSETS AVAILABLE FOR BENEFITS                  $7,237,384     $5,555,529
                                                =============== ==============


               See accompanying notes to the financial statements.

SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,


                                                                     1999                                 1998            1997
                                        ---------------------------------------------------------------  ------------   ------------
                                                   Fixed     Company              Mutual
                                         Loans    Income      Stock    Other       Funds     Total        Total          Total
                                        ---------------------------------------------------------------  ------------   ------------
Additions to Net Assets attributed to:

Investment income:
Interest and dividends                               13,906                  68      22,409     36,383        77,965         21,351
Interest-other                             14,675                                               14,675        13,732          8,837
Realized gains                                                                       14,161     14,161       148,391          5,022
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                            62,3047            1,128,137  1,751,184    -2,387,089      4,029,249

                                        ---------------------------------------------------------------  ------------   ------------
                                           14,675    13,906    623,047       68   1,164,707  1,816,403    -2,147,001      4,064,459

Contributions:
  Employer                                                                   48                     48        97,517        162,411
  Employees                                             889                         393,984    394,873       509,294        663,519

                                        ---------------------------------------------------------------  ------------   ------------
Total additions                            14,675    14,795    623,047      116   1,558,691  2,211,324    -1,540,190      4,890,389

                                        ---------------------------------------------------------------  ------------   ------------
Transfers                                 -17,356    -7,503     29,627  -20,608      15,840          0             0              0
Deductions from Net Assets
  attributed to:

Benefits paid to participants             -24,265    -8,505    -74,851             -421,848   -529,469      -494,203     -1,259,334

                                        ---------------------------------------------------------------  ------------   ------------
Total deductions                          -24,265    -8,505    -74,851        0    -421,848   -529,469      -494,203     -1,259,334

                                        ---------------------------------------------------------------  ------------   ------------
Net increase(decrease)                    -26,946    -1,213    577,823  -20,492   1,152,683  1,681,855    -2,034,393      3,631,055

Net assets available for plan benefits:
Beginning of year                         176,238   288,937    715,536   60,345   4,314,473  5,555,529     7,589,922      3,958,867
                                        ---------------------------------------------------------------  ------------   ------------
End of year                               149,292   287,724  1,293,359   39,853   5,467,156  7,237,384     5,555,529      7,589,922
                                        ===============================================================  ============   ============


               See accompanying notes to the financial statements

SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
YEARS ENDED DECEMBER 31,

                                                                    1998
                                        --------------------------------------------------------------------------
                                                       Fixed      Company                  Mutual
                                           Loans      Income       Stock        Other       Funds       Total
                                        --------------------------------------------------------------------------
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                   13,255                      232      64,478       77,965
Interest-other                               13,732                                                        13,732
Realized gains                                                                               148,391      148,391
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                               -2,516,520                 129,431   -2,387,089

                                        --------------------------------------------------------------------------
                                             13,732      13,255   -2,516,520         232     342,300   -2,147,001

Contributions:
  Employer                                                            80,396      17,121                   97,517
  Employees                                                 445        3,797       4,160     461,892      509,294

                                        --------------------------------------------------------------------------
Total additions                              13,732      13,700   -2,432,327      60,513     804,192   -1,540,190

                                        --------------------------------------------------------------------------
Transfers                                    32,630     -16,695       35,850     -14,990     -36,795            0

Deductions from Net Assets
  attributed to:

Benefits paid to participants               -23,129     -42,398     -170,860                -257,816     -494,203

                                        --------------------------------------------------------------------------
Total deductions                            -23,129     -42,398     -170,860           0    -257,816     -494,203

                                        --------------------------------------------------------------------------
Net increase(decrease)                       23,233     -45,393   -2,567,337      45,523     509,581   -2,034,393

Net assets available for plan benefits:

Beginning of year                           153,005     334,330    3,282,873      14,822   3,804,892    7,589,922
                                        --------------------------------------------------------------------------
End of year                                 176,238     288,937      715,536      60,345   4,314,473    5,555,529
                                        ==========================================================================

SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS(continued) YEARS ENDED DECEMBER 31,

                                                                               1997
                                        -------------------------------------------------------------------------------------
                                                      Group        Fixed      Company                 Mutual
                                          Loans      Annuity      Income       Stock       Other       Funds       Total
                                        -------------------------------------------------------------------------------------
Additions to Net Assets attributed to:

Investment income:

Interest and dividends                                               21,351                                           21,351
Interest-other                               8,122                                              251         464        8,837
Realized gains                                            5,022                                                        5,022
Net appreciation(depreciation) in
  fair value of investments as
  determined by quoted market price                     453,989               3,170,741                 404,519    4,029,249

                                        -------------------------------------------------------------------------------------
                                             8,122      459,011      21,351   3,170,741         251     404,983    4,064,459

Contributions:
  Employer                                                                       78,018      84,393                  162,411
  Employees                                             356,642      13,377                   1,926     291,574      663,519

                                        -------------------------------------------------------------------------------------
Total additions                              8,122      815,653      34,728   3,248,759      86,570     696,557    4,890,389

                                        -------------------------------------------------------------------------------------
Transfers                                   62,556   -3,590,738       2,580      99,147    -171,430   3,597,885            0

Deductions from Net Assets
  attributed to:

Benefits paid to participants               -3,665      -86,507    -109,560    -569,809        -243    -489,550   -1,259,334

                                        -------------------------------------------------------------------------------------
Total deductions                            -3,665      -86,507    -109,560    -569,809        -243    -489,550   -1,259,334

                                        -------------------------------------------------------------------------------------
Net increase(decrease)                      67,013   -2,861,592     -72,252   2,778,097     -85,103   3,804,892    3,631,055

Net assets available for plan benefits:

Beginning of year                           85,992    2,861,592     406,582     504,776      99,925                3,958,867
                                        -------------------------------------------------------------------------------------
End of year                                153,005            0     334,330   3,282,873      14,822   3,804,892    7,589,922
                                        =====================================================================================

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
                          Notes to Financial Statements

1. DESCRIPTION OF PLAN

      The following description of the Spire Corporation (Company) 401(k) Profit Sharing Plan (Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

      General

      The Plan is a salary reduction (401(k)) plan covering all full-time employees of the Company who have three months of service and are age twenty-one or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

      Contributions

      1.   Employer Contribution
           ---------------------
           The Company will contribute to the Plan an amount equal to 40% of an employee's contributions up to a maximum of 6% of an employee's cash compensation. The Company's contribution will always be used to purchase/acquire Company common stock on the open market. As of January 1, 1999 the Company has suspended the employer contribution.

      2.   Employee Contribution
           ---------------------
           Employees electing to participate in the Plan may defer receipt of up to 17.5% of their compensation subject to the limitation imposed by the Internal Revenue Code in any one calendar year, by directing the Company to invest the deferred amount in various investment vehicles. The investment choices are the Company's common stock, several mutual funds and a fixed income fund offered by Hartford Life Insurance Company.

           Participants' Accounts
           ----------------------
           Each participant's account is credited with the participant's contribution and the Company's match contribution, plus an allocation of (a) plan earnings, and (b) forfeitures of terminated participants' nonvested accounts. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

           Vesting
           -------
           Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Vesting in other amounts is based on years of continuous service. A participant is 100 percent vested after six years of credited service.

           Employee Loans
           --------------
           Participants may borrow from their fund accounts a loan up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan transactions are treated as a transfer from the investment fund to the Participant Loan fund. Loan terms range from 1-5 years or up to 25 years for the purchase of a primary residence. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the Plan administrator. Interest rates range from 8% to 11%. Principal and interest is paid ratably through payroll deductions.

           Payments of Benefits
           --------------------
           On termination of service, a participant may elect to receive either a lump-sum amount equal to the value of his or her account, or annual installments over a period no longer than ten years.

           In addition, a participant is eligible to receive distributions under financial hardship rules for medical, housing and education needs.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
                    Notes to Financial Statements - Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Use of Estimates
      ----------------
      The preparation of financial statements in conformity with generally accepted accounting principles requires the plan administrator to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Concentration of Credit Risk
      ----------------------------
      Financial instruments which subject the Plan to concentration of credit risk principally consist of guaranteed investment contracts. The Plan restricts investment of guaranteed investment contracts to financial institutions with high credit standing.

3. INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS

      During 1997, the plan trustees entered into an agreement with USI Consulting Group to provide investment options and record keeping for the participants of the plan. Under the terms of the agreement, certain assets of the plan are held in a Deposit Administration Account for the benefit of the participants. The Deposit Administration Account consists of:

      (a) The Fixed Income Fund, which includes amounts allocated to Hartford's General Investment Account. These amounts are guaranteed as to principal and minimum interest earnings. The interest rate guaranteed for the year ended December 31, 1999 was 4.7%.

      (b) The Direct Participation Account, which consists of amounts allocated to Separate Investment Accounts. The Separate Investment Accounts include investments in international and domestic equity growth funds, balanced funds, income funds and money market funds. The amounts invested in the Direct Participation Account are not guaranteed as to principal or minimum interest earnings.

      The common shares of the Company and the mutual fund shares are valued at fair value on December 31 of each year. Fair value is determined by using quoted market values. The fixed income fund and group annuity contracts are stated at contract value, which approximates fair value, as reported to the plan by Hartford. During the years ended December 31, the Plan's investments appreciated (depreciated) in value by $1,751,184 in 1999 and ($2,387,089) in 1998 and $4,029,249 in 1997.

4. INCOME TAXES

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

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
                    Notes to Financial Statements - Continued

5. PLAN TERMINATION

      Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contribution at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100 percent vested in their accounts.

6. EXPENSES NOT INCLUDED IN THE FINANCIAL STATEMENTS

      The Company pays all professional fees and other expenses related to the Profit Sharing 401(k) Plan.

7. SUBSEQUENT EVENT

      The Company has reinstated the employer contribution effective January 1, 2000.

FINANCIAL STATEMENTS AND EXHIBITS.
---------------------------------

A.   FINANCIAL STATEMENTS
     --------------------

     1. Audited Statements of Net Assets Available for Plan Benefits as of December 31, 1999 and 1998.

     2. Audited Statements of Changes in Net Assets Available for Plan Benefits for each of the years in the three year period ended December 31, 1999.

B.   EXHIBITS
     --------

     1.   Statement Regarding Computation of Per Share Earnings (Loss).

     2.   Accountants' Consent.

     3.   Financial Data Schedules.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPIRE CORPORATION

                                     (Registrant)

                                     By: /s/ Roger G. Little  March 30, 2000
                                         -------------------------------------
                                         Roger G. Little
                                         President, Chief Executive Officer
                                         and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                Title                          Date
             ---------                                -----                          ----
  /s/ Roger G. Little                 President ,Chief Executive Officer         March 30, 2000
---------------------------------     and Chairman of the Board
Roger G. Little

  /s/ Richard S. Gregorio             Vice President and Chief Financial         March 30, 2000
---------------------------------     Officer, Treasurer, Clerk,
Richard S. Gregorio                   Principal Accounting Officer

  /s/ Michael T. Eckhart              Director                                   March 30, 2000
---------------------------------
Michael T. Eckhart

  /s/ A. John Gale                    Director                                   March 30, 2000
---------------------------------
A. John Gale

  /s/ Udo Henseler                    Director                                   March 30, 2000
---------------------------------
Udo Henseler

  /s/ Roger W. Redmond                Director                                   March 30, 2000
---------------------------------
Roger W. Redmond

  /s/ John A. Tarello                 Director                                   March 30, 2000
---------------------------------
John A. Tarello

 /s/ Anthony G. Viscogliosi           Director                                   March 30, 2000
---------------------------------
Anthony G. Viscogliosi

                                  EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

10(b) Amendment to Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated December 30, 1999.

10(c) Sublease Agreement with Methode Electronics, Inc. as tenant for portion of facility at Bedford, Massachusetts dated December 29, 1999.

10(e) Employment Agreement with Roger G. Little dated October 3, 1983, as amended.

11            Statement Regarding Computation of Per Share Earnings (Loss).

23.1          Accountants' Consent.

27            Financial Data Schedule