Form 10QSB
period 2000-03-31
SPIRE CORP
filed 2000-05-15
CIK 731657

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(MARK ONE)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _______________ to _______________

Commission file number:  0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Massachusetts                                  04-2457335
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION                     IDENTIFICATION NUMBER)


One Patriots Park, Bedford, Massachusetts 01730-2396       781-275-6000
--------------------------------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered under Section 12(b) of the Exchange Act:

    Title of Each Class           Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
      Not applicable                           Not applicable


Securities registered under Section 12(g) of the Exchange Act:

               Common Stock, $.01 par value, Nasdaq
               ------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,292,590 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 2000.

Transitional Small Business Disclosure Format (Check One):   Yes  |_|   No  |X|

================================================================================

                                SPIRE CORPORATION
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at                                3
    March 31, 2000 (unaudited) and  December  31, 1999

    Condensed Consolidated Statements of Operations                         4
    For the Three Months Ended March 31, 2000 and  1999 (unaudited)

    Condensed Consolidated Statements of Cash Flows                         5
    For the Three Months Ended March 31, 2000 and 1999   (unaudited)

    Notes to Condensed Consolidated Financial Statements                    6

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                 7 - 10


PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                             10

    Item 6.  Exhibits and Reports on Form 8-K                              10

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2000              1999
                                                                                   ------------      ------------
                                                                                    (Unaudited)
                                           ASSETS
Current assets
--------------
    Cash and cash equivalents                                                      $  7,848,729      $ 10,709,370
    Accounts receivable, trade:
        Amounts billed                                                                3,106,007         2,017,865
        Retainage                                                                        50,878            50,878
        Unbilled costs                                                                  362,591           343,242
                                                                                   ------------      ------------
                                                                                      3,519,476         2,411,985
        Less allowance for doubtful accounts                                            107,063           107,000
                                                                                   ------------      ------------
            Net accounts receivable                                                   3,412,413         2,304,985
                                                                                   ------------      ------------
    Inventories (Note 2)                                                              1,578,674         1,862,933
    Prepaid expenses and other current assets                                           395,121           351,948
                                                                                   ------------      ------------
            Total current assets                                                     13,234,937        15,229,236
                                                                                   ------------      ------------
Property and equipment                                                               14,700,530        14,640,003
    Less accumulated depreciation and amortization                                   12,675,861        12,621,001
                                                                                   ------------      ------------
            Net property and equipment                                                2,024,669         2,019,002
                                                                                   ------------      ------------
Patents (less accumulated amortization, $455,741 in 2000 and $448,507 in 1999)          100,737           106,956
Other assets                                                                             12,071             8,271
                                                                                   ------------      ------------
                                                                                        112,808           115,227
                                                                                   ------------      ------------
                                                                                   $ 15,372,414      $ 17,363,465
                                                                                   ============      ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
    Accounts payable                                                               $    587,265      $  1,280,951
    Accrued liabilities                                                                 996,090         1,197,624
    Federal and State income taxes payable                                              205,600         1,070,000
    Advances on contracts in progress                                                 1,312,273         1,962,300
                                                                                   ------------      ------------
        Total current liabilities                                                     3,101,228         5,510,875
                                                                                   ------------      ------------
Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,861,474 shares in 2000 and 3,818,926 shares in 1999                     38,615            38,189
    Additional paid-in capital                                                        9,997,197         9,846,239
    Accumulated earnings                                                              3,455,062         3,187,851
                                                                                   ------------      ------------
                                                                                     13,490,874        13,072,279
    Treasury stock at cost, 552,160 shares                                           (1,219,688)       (1,219,688)
                                                                                   ------------      ------------
        Total stockholders' equity                                                   12,271,186        11,852,591
                                                                                   ------------      ------------
                                                                                   $ 15,372,414      $ 17,363,465
                                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ---------------------------
                                                                       2000            1999
                                                                    -----------     -----------
Net sales and revenues
    Contract research, service and license revenues                 $ 2,376,954     $ 2,655,097
    Sales of manufacturing equipment                                  2,154,666       1,162,619
                                                                    -----------     -----------
        Total sales and revenues                                      4,531,620       3,817,716
                                                                    -----------     -----------
Costs and expenses
    Cost of contract research, services and licenses                  1,531,622       1,816,022
    Cost of manufacturing equipment                                   1,313,919       1,006,425
    Selling, general and administrative expenses                      1,338,360       1,117,623
                                                                    -----------     -----------
        Total costs and expenses                                      4,183,901       3,940,070
                                                                    -----------     -----------
Earnings (loss) from operations                                         347,719        (122,354)

Interest income (expense), net                                          125,093         (26,799)
                                                                    -----------     -----------
Earnings (loss) before income taxes                                     472,812        (149,153)

Income tax expense                                                      205,600            --
                                                                    -----------     -----------
Net earnings (loss)                                                 $   267,212     $  (149,153)
                                                                    ===========     ===========

Earnings (loss) per share of common stock - basic                   $      0.08     $     (0.05)
                                                                    ===========     ===========

Earnings (loss) per share of common stock - diluted                 $      0.08     $     (0.05)
                                                                    ===========     ===========

Weighted average number of common shares outstanding - basic          3,295,239       3,243,766
                                                                    ===========     ===========

Weighted average number of common and  common equivalent shares
    outstanding - diluted                                             3,515,362       3,243,766
                                                                    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       ------------------------------
                                                                                           2000              1999
                                                                                       ------------      ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                $    267,212      $   (149,153)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                                   111,929           250,914
            Changes in assets and liabilities:
                Accounts receivable                                                      (1,107,428)          516,568
                Inventories                                                                 284,259           535,596
                Prepaid expenses and other current assets                                   (43,173)           22,586
                Income taxes payable                                                       (864,400)             --
                Accounts payable and accrued liabilities                                   (895,220)          (44,451)
                Advances on contracts in progress                                          (650,027)         (541,589)
                                                                                       ------------      ------------
                     Net cash used in operating activities                               (2,896,848)          590,471
                                                                                       ------------      ------------
Cash flows from investing activities:
    Additions to property and equipment                                                    (110,362)         (293,278)
    Increase in patent costs                                                                 (1,015)           (8,485)
    Other assets                                                                             (3,800)          (14,016)
                                                                                       ------------      ------------
                     Net cash provided by (used in) investing activities                   (115,177)         (315,779)
                                                                                       ------------      ------------
Cash flows from financing activities:
    Net payments on short-term debt                                                            --            (300,000)
    Exercise of stock options                                                               151,384              --
                                                                                       ------------      ------------
                     Net cash provided by (used in) financing activities                    151,384          (300,000)
                                                                                       ------------      ------------
Net increase (decrease) in cash and cash equivalents                                     (2,860,641)          (25,308)

Cash and cash equivalents, beginning of period                                           10,709,370           121,866
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $  7,848,729      $     96,558
                                                                                       ============      ============
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
        Interest expense                                                               $      3,000      $     22,573
                                                                                       ============      ============
        Income taxes                                                                   $  1,070,000      $      3,000
                                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

(1)    Interim Financial Statements
       ----------------------------

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2000 and the results of operations and changes in cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

             The accounting policies followed by the Company are set forth in
       Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 1999.

             The financial statements, with the exception of the December 31, 1999 balance sheet, are unaudited and have not been examined by independent certified public accountants.

(2)    Inventories
       -----------

             Inventories consist of the following:

                                                     March 31,     December 31,
                                                       2000           1999
                                                    ----------     ----------

             Raw materials                          $  676,816     $  653,695
             Work in process                           901,858      1,044,331
             Finished goods                               --          164,907
                                                    ----------     ----------
                                                    $1,578,674     $1,862,933
                                                    ==========     ==========

(3)    Earnings Per Share
       ------------------

             The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss) is as follows:

                                                                                      March 31,
                                                                               -----------------------
                                                                                 2000           1999
                                                                               ---------     ---------

             Weighted average number of shares outstanding - basic             3,295,239     3,243,766
             Add net additional common shares upon exercise of common
                 stock options                                                   220,123          --
                                                                               ---------     ---------
             Adjusted weighted average common shares outstanding - diluted     3,515,362     3,243,766
                                                                               =========     =========

4)     Operating Segments and Related Information
       ------------------------------------------

             The following table presents certain operating division information. For Spire Optoelectronics for the three months ended March 31, 2000, the information relates to research and development activities, primarily for the U.S. government.

                                                  Spire             Spire              Spire                            Total
                                                  Solar        Optoelectronics       Biomedical       All Other        Company
                                             ---------------- ------------------- ----------------- --------------- ---------------
      For the Three Months Ended March 31, 2000
      -----------------------------------------
      Net sales and revenues                     $2,129,899          $  819,784        $1,355,628       $  226,309     $4,531,620
      Earnings (loss) from operations               157,902              93,328           123,572          (27,085)       347,719
      Identifiable assets                         3,536,609           1,063,691         1,764,692        9,007,423     15,372,414

      For the Three Months Ended March 31, 1999
      -----------------------------------------
      Net sales and revenues                     $1,477,400          $1,289,938        $1,050,378       $       --     $3,817,716
      Earnings (loss) from operations              (159,132)            (28,918)           38,897               --       (122,354)
      Identifiable assets                         2,722,901           3,648,715         1,235,541        1,330,823      9,738,650

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

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

Results of Operations
---------------------

       The Company's net sales and revenues for the three months ended March 31, 2000 increased, compared to the three months ended March 31, 1999.

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                    Three Months Ended March 31,
                                                      ------------------------
                                                         2000        1999
                                                      ---------      ---------

       Net sales and revenues                             100.0%         100.0%
       Cost of sales and revenues                          62.8           73.9
                                                      ---------      ---------
       Gross profit                                        37.8           26.1
       Selling, general and administrative expenses        29.5           29.3
                                                      ---------      ---------
       Earnings (loss) from operations                      7.7           (3.2)
       Earnings (loss) before income taxes                 10.4           (3.9)
       Income tax expense                                   4.5         --
                                                      ---------      ---------
       Net earnings (loss)                                  5.9%          (3.9%)
                                                      =========      =========

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

NET SALES AND REVENUES

       Net sales and revenues increased $714,000 or 19% for the three months ended March 31, 2000 to $4,532,000, compared to $3,818,000 for the three months ended March 31, 1999. Contract research, service and license revenues decreased $278,000 or 10% to $2,377,000 for the three months ended March 31, 2000 compared to $2,655,000 for 1999. Manufacturing equipment sales increased $992,000 or 85% to $2,155,000 for 2000, compared to $1,163,000 for 1999. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                   Three Months Ended March 31,
                                                         ---------------------------------------------
                                                            2000             1999           % Change
                                                         ------------     ------------    ------------
       Contract research, service and license revenues    $2,377,000       $2,655,000          (10%)
       Manufacturing equipment sales                       2,155,000        1,163,000            85%
                                                         ------------     ------------
       Net sales and revenues                             $4,532,000       $3,818,000            19%
                                                         ============     ============

       The increase in manufacturing equipment sales for the three month period ended March 31, 2000 is primarily due to the completion of a line of equipment to one customer during the first quarter of 2000. The decline in contract research, service and license revenues for the three month period ended March 31, 2000 is primarily due to a decline in contract billings as more of the Company's development efforts went toward commercial products. Included in contract research, service and license revenues for the first quarter of 2000 are $400,000 of previously deferred license revenues related to a non-refundable license payment that were realized as revenue upon termination of the related license agreement by the customer in March of 2000.

COST OF SALES AND REVENUES

       The cost of sales and revenues increased $24,000 to $2,846,000, and decreased to 63% of net sales and revenues, for the quarter ended March 31, 2000, compared to $2,822,000 or 74% of net sales and revenues for the quarter ended March 31, 1999.

       The cost of contract research, service and license revenues decreased $284,000 to $1,532,000, and decreased to 65% of related revenues, for the quarter ended March 31, 2000, compared to $1,816,000 or 68% of related revenues. The decrease as a percentage of sales is due to a one time license sale of $400,000 which increased revenues without any associated costs. Cost of manufacturing equipment sales increased $308,000 to $1,314,000, and decreased to 61% of related sales, for the quarter ended March 31, 2000, compared to $1,006,000 or 87% of related sales, for the quarter ended March 31, 1999. Cost of manufacturing equipment sales decreased due to product mix and increased volume which allowed the Company to better absorb fixed costs.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                    Three Months Ended March 31,
                                                        -------------------------------------------------
                                                           2000           %        1999              %
                                                        ------------    ------    ------------   --------
       Contract research, service and license revenues   $1,532,000       65%      $1,816,000       68%
       Manufacturing equipment sales                      1,314,000       61%       1,006,000       87%
                                                        ------------              ------------
       Total cost of sales and revenues                  $2,846,000       63%      $2,822,000       74%
                                                        ============              ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the quarter ended March 31, 2000 increased $220,000 to $1,338,000, and increased to 30% of sales and revenues, compared to $1,118,000 or 29% of sales and revenues for the quarter ended March 31, 1999, due to increased sales and marketing activities.

DEPRECIATION AND AMORTIZATION EXPENSES

       Depreciation and amortization expenses for the three months ended March 31, 2000 decreased $141,000 or 56% to $110,000, compared to $251,000 for the three months ended March 31, 1999. The decrease is due to a sale of assets on December 30, 1999. The Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The assets that were sold to the purchaser included machinery, equipment and technology. Capital expenditures decreased $237,000 or 80% to $61,000 for the three months ended March 31, 2000, compared to $293,000 for the three months ended March 31, 1999.

INTEREST

       The Company earned $128,000 of interest income for the quarter ended March 31, 2000, compared to $3,000 in interest income for the quarter ended March 31, 1999. The Company incurred interest expense of $3,000 in the first quarter of 2000 of which none was capitalized, compared to $30,000 of interest expense for the quarter ended March 31, 1999.

INCOME TAXES

       The Company recorded $205,600 of income tax expense for the three months ended March 31, 2000 and no income tax expense for the three months ended March 31,1999.

NET EARNINGS (LOSS)

       The Company reported net earnings for the quarter ended March 31, 2000 of $267,000, compared to a net loss of $149,000 for the quarter ended March 31, 1999. Increased profitability was attributed to a one time license sale of $400,000.

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On August 30, 1999, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $3 million revolving credit facility, based upon eligible accounts receivable requirements and 50% of the liquidation value of the Company's fixed assets. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At March 31, 2000, interest on the line was at the Bank's prime rate plus two percent on receivable loans and prime plus 2 3/4% on fixed asset loans. The line contains covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of March 31, 2000, the Company had no outstanding debt under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. In addition, the Company has taken steps to conserve its resources by reducing its cost of operations. Cash and cash equivalents decreased $2,860,000 to $7,849,000 at March 31, 2000, from $10,709,000 at December 31, 1999, as a result of a reduction in trade payable, a tax payment and cash used in operations during the first quarter of 2000. To date there are no material commitments by the Company for capital expenditures. At March 31, 2000, the Company's retained earnings were $3,455,000, compared to $3,188,000 as of December 31, 1999. Working capital as of March 31, 2000 increased 4% to $10,134,000, compared to $9,718,000 as of December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

       In 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt SFAS 133 on January 1, 2001. The impact of SFAS 133 on the consolidated financial statements is not expected to be material.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in March 2000 delayed the effective date until the second quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

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

       THE FOREGOING STATEMENTS MAY INCLUDE FORWARD-LOOKING STATEMENTS SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.     The following exhibits are filed herewith:

       27    Financial Data Schedule

B. During the quarter ended March 31, 2000, the Company filed one report on Form 8-K.

       On February 15, 2000 the Company filed an Amended Form 8-K, relating to an event of December 29, 1999. The filing covered a disposition of assets (Item
2) and proforma financial information (Item 7(b)).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SPIRE CORPORATION
                                         (Registrant)


    15 May 2000                          By: /s/ Roger G. Little
--------------------------------             -------------------
Date                                         Roger G. Little
                                             President, Chief Executive Officer
                                             and Chairman of the Board


    15 May 2000                          By:  /s/ Richard S. Gregorio
--------------------------------             ------------------------

Date                                         Richard S. Gregorio
                                             Vice President and Chief Financial
                                             Officer, Treasurer, Clerk and
                                             Principal Accounting Officer