Form 10QSB
period 2000-06-30
SPIRE CORP
filed 2000-08-14
CIK 731657

2000
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


Commission file number:  0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)


        Massachusetts                                04-2457335
--------------------------------------------------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization

 One Patriots Park, Bedford,
        Massachusetts            01730-2396                 781-275-6000
--------------------------------------------------------------------------------
(Address of Principal            (Zip Code)          (Issuer's Telephone Number,
Executive Offices)                                       Including Area Code)

  Securities registered under
Section 12(b) of the Exchange Act:                    Name of Each Exchange
      Title of Each Class                             on Which  Registered
--------------------------------------------------------------------------------
        Not applicable                                    Not applicable

Securities registered under
Section 12(g) of the Exchange Act:       Common Stock, $.01 par value,  Nasdaq
                                  ----------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,313,840 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on July 31, 2000.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|
================================================================================

                                SPIRE CORPORATION
                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at
    June 30, 2000 (unaudited) and December 31, 1999                       3

    Condensed Consolidated Statements of Operations
    For the Three Months Ended June 30, 2000 and 1999 and
    For the Six Months Ended June 30, 2000 and 1999 (unaudited)           4

    Condensed Consolidated Statements of Cash Flows
    For the Six Months Ended June 30, 2000 and 1999 (unaudited)           5

    Notes to Condensed Consolidated Financial Statements                  6

    Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                           8 - 11


PART II - OTHER INFORMATION

    Item 1.  Legal Proceedings                                           12

    Item 4.  Submission of Matters to a Vote of Security Holders         12

    Item 6.  Exhibits and Reports on Form 8-K                            12

                        SPIRE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                   ------------      ------------
                                                                                    (Unaudited)
                                           ASSETS
Current assets
--------------
    Cash and cash equivalents                                                      $  7,580,955      $ 10,709,370
    Accounts receivable, trade:
        Amounts billed                                                                2,421,846         2,017,865
        Retainage                                                                        50,877            50,878
        Unbilled costs                                                                  471,850           343,242
                                                                                   ------------      ------------
                                                                                      2,944,573         2,411,985
        Less allowance for doubtful accounts                                            108,000           107,000
                                                                                   ------------      ------------
            Net accounts receivable                                                   2,836,573         2,304,985
                                                                                   ------------      ------------
    Inventories (Note 2)                                                              1,391,408         1,862,933
    Prepaid expenses and other current assets                                           265,922           351,948
                                                                                   ------------      ------------
            Total current assets                                                     12,074,858        15,229,236
                                                                                   ------------      ------------
Property and equipment                                                               14,877,923        14,640,003
    Less accumulated depreciation and amortization                                   12,742,533        12,621,001
                                                                                   ------------      ------------
            Net property and equipment                                                2,135,390         2,019,002
                                                                                   ------------      ------------
Patents (less accumulated amortization, $462,358 in 2000 and $448,507 in 1999)           94,119           106,956
Other assets                                                                             15,351             8,271
                                                                                   ------------      ------------
                                                                                        109,470           115,227
                                                                                   ------------      ------------
                                                                                   $ 14,319,718      $ 17,363,465
                                                                                   ============      ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
    Accounts payable                                                               $    460,075      $  1,280,951
    Accrued liabilities                                                                 888,535         1,197,624
    Federal and State income taxes payable                                                 --           1,070,000
    Advances on contracts in progress                                                   950,334         1,962,300
                                                                                   ------------      ------------
        Total current liabilities                                                     2,298,944         5,510,875
                                                                                   ------------      ------------
Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,866,000 shares in 2000 and 3,818,926 shares in 1999                     38,660            38,189
    Additional paid-in capital                                                       10,013,153         9,846,239
    Accumulated earnings                                                              3,188,649         3,187,851
                                                                                   ------------      ------------
                                                                                     13,240,462        13,072,279
    Treasury stock at cost, 552,160 shares                                           (1,219,688)       (1,219,688)
                                                                                   ------------      ------------
        Total stockholders' equity                                                   12,020,774        11,852,591
                                                                                   ------------      ------------
                                                                                   $ 14,319,718      $ 17,363,465
                                                                                   ============      ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                                ----------------------------      ----------------------------
                                                                    2000             1999             2000             1999
                                                                -----------      -----------      -----------      -----------
Net sales and revenues
    Contract research, service and license revenues             $ 1,935,000      $ 2,227,249      $ 4,311,954      $ 4,882,346
    Sales of manufacturing equipment                              1,224,114          454,329        3,378,780        1,616,948
                                                                -----------      -----------      -----------      -----------
        Total sales and revenues                                  3,159,114        2,681,578        7,690,734        6,499,294
                                                                -----------      -----------      -----------      -----------

Costs and expenses
    Cost of contract research, services and licenses              1,761,049        1,708,038        3,292,670        3,524,059
    Cost of manufacturing equipment                                 769,374          395,849        2,083,293        1,402,274
    Selling, general and administrative expenses                  1,218,216        1,114,684        2,556,576        2,232,309
                                                                -----------      -----------      -----------      -----------
        Total costs and expenses                                  3,748,639        3,218,571        7,932,540        7,158,642
                                                                -----------      -----------      -----------      -----------

Loss from operations                                               (589,525)        (536,993)        (241,806)        (659,348)


Interest income (expense), net                                      117,511          (21,313)         242,604          (48,112)
                                                                -----------      -----------      -----------      -----------

Earnings (loss) before income taxes                                (472,014)        (558,306)             798         (707,460)

Income tax expense                                                 (205,600)            --               --               --
                                                                -----------      -----------      -----------      -----------

Net earnings (loss)                                             $  (266,414)     $  (558,306)     $       798      $  (707,460)
                                                                ===========      ===========      ===========      ===========

Earnings (loss) per share of common stock - basic               $     (0.08)     $     (0.17)     $      0.00      $     (0.22)
                                                                ===========      ===========      ===========      ===========

Earnings (loss) per share of common stock - diluted             $     (0.08)     $     (0.17)     $      0.00      $     (0.22)
                                                                ===========      ===========      ===========      ===========
Weighted average number of common and common
    equivalent shares outstanding - basic                         3,313,840        3,244,183        3,303,211        3,243,945
                                                                ===========      ===========      ===========      ===========
Weighted average number of common and common
    equivalent shares outstanding - diluted                       3,313,840        3,244,183        3,383,765        3,243,945
                                                                ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                        -----------------------------
                                                                                            2000             1999
                                                                                        -----------      ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                $        798      $   (707,640)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                                   218,568           493,144
            Loss on sale of equipment                                                         6,454
            Changes in assets and liabilities:
                Accounts receivable                                                        (531,588           596,498
                Inventories                                                                 471,525           560,801
                Prepaid expenses and other current assets                                    86,026            79,195
                Income taxes payable                                                     (1,070,000)             --
                Accounts payable and accrued liabilities                                 (1,129,965)         (243,453)
                Advances on contracts in progress                                        (1,011,966)         (572,863)
                                                                                       ------------      ------------
                     Net cash provided by (used in) operating activities                 (2,960,148)          205,682
                                                                                       ------------      ------------
Cash flows from investing activities:
    Capital expenditures                                                                   (327,637)         (467,815)
    Patent expenditures                                                                      (1,015)           (5,064)
    Other assets                                                                             (7,080)          (48,949)
    Proceeds from sale of equipment                                                              80              --
                                                                                       ------------      ------------
                 Net cash used in investing activities                                     (335,652)         (521,828)
                                                                                       ------------      ------------
Cash flows from financing activities:
    Net borrowings on short-term debt                                                          --             550,000
    Exercise of stock options                                                               167,385             3,287
                                                                                       ------------      ------------
                     Net cash provided by financing activities                              167,385           553,287
                                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                                     (3,128,415)          237,141

Cash and cash equivalents, beginning of period                                           10,709,370           121,866
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $  7,580,955      $    359,189
                                                                                       ============      ============
Supplemental  disclosures  of cash flow  information:
    Cash paid during the year for:
        Interest expense                                                               $      5,369      $     21,313
                                                                                       ============      ============
        Income taxes                                                                   $  1,070,000      $      3,000
                                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000

(1)    Interim Financial Statements
       ----------------------------

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and changes in cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

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

(2)    Inventories
       -----------

       Inventories consist of the following:

                                              June 30,         December 31,
                                               2000                1999
                                             ----------         ----------

      Raw materials                          $  687,476         $  653,695
      Work in process                           703,932          1,044,331
      Finished goods                               --              164,907
                                             ----------         ----------
                                             $1,391,408         $1,862,933
                                             ==========         ==========

(3)    Earnings Per Share

             The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss) is as follows:

                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                -----------------------     -----------------------
                                                  2000          1999          2000          1999
                                                ---------     ---------     ---------     ---------
      Weighted average number of shares
          outstanding - basic                   3,313,840     3,244,183     3,303,211     3,243,945
      Add net additional common shares upon
          exercise of common stock options           --            --          80,554          --
                                                ---------     ---------     ---------     ---------
      Adjusted weighted average common
          shares outstanding - diluted          3,313,840     3,244,183     3,383,765     3,243,945
                                                =========     =========     =========     =========

4)     Operating Segments and Related Information
       ------------------------------------------

             The following table presents certain operating division information. For Spire Optoelectronics for the three and six months ended June 30, 2000, the information relates to research and development activities, primarily for the U.S. government.

                                                 Spire              Spire              Spire                              Total
                                                 Solar         Optoelectronics      Biomedical        All Other          Company
                                           ----------------- ------------------- ---------------- ----------------- ----------------
      For the Three Months Ended June 30, 2000
      ----------------------------------------
      Net sales and revenues                   $1,401,919           $  609,991       $1,109,458         $  37,746        $3,159,114
      Earnings (loss) from operations            (324,256)              98,278         (165,003)         (198,544)         (589,525)

      For the Three Months Ended June 30, 1999
      ----------------------------------------
      Net sales and revenues                   $  715,898           $1,029,606       $  936,074                --        $2,681,578
      Loss from operations                       (210,975)            (263,327)         (62,691)               --          (536,993)

      For the Six Months Ended June 30, 2000
      ----------------------------------------
      Net sales and revenues                   $3,531,818           $1,429,775       $2,465,086         $ 264,055        $7,690,734
      Earnings (loss) from operations            (166,354)             191,606          (41,431)         (225,629)         (241,806)

      For the Six Months Ended June 30, 1999
      ----------------------------------------
      Net sales and revenues                   $2,193,298           $2,319,544       $1,986,452         $      --        $6,499,294
      Loss from operations                       (359,756)            (283,190)         (16,421)               --          (659,348)

         The segments above are presented on a basis consistent with December 31, 1999, and there have been no material changes in identifiable assets for the reportable segments since December 31, 1999.

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

Results of Operations
---------------------

         The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                          Three Months Ended June 30,     Six Months Ended June 30,
                                                              -------------------            -------------------
                                                               2000         1999              2000         1999
                                                              ------       ------            ------       ------
             Net sales and revenues                            100.0%       100.0%            100.0%       100.0%
             Cost of sales and revenues                           80           79                70           76
                                                              ------       ------            ------       ------
             Gross profit                                         20           22                30           24
             Selling, general and administrative expenses         39           42                33           34
                                                              ------       ------            ------       ------
             Loss from operations                                (19)         (20)               (3)         (10)
             Loss before income taxes                            (15)         (21)             --            (11)
             Income tax expense                                   (7)        --                --           --
                                                              ------       ------            ------       ------
             Net loss                                             (8%)        (21%)               0%         (11%)
                                                              ======       ======            ======       ======

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

Net Sales and Revenues

         Net sales and revenues increased $477,000 or 18% for the three months ended June 30, 2000 to $3,159,000, compared to $2,682,000 for the three months ended June 30, 1999. Contract research, service and license revenues decreased $292,000 or 13% to $1,935,000 for the three months ended June 30, 2000 compared to $2,227,000 for 1999. Manufacturing equipment sales increased $770,000 or 169% to $1,224,000 for 2000, compared to $454,000 for 1999. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                        Three Months Ended June 30,
                                                                 ----------------------------------------
                                                                    2000           1999         % Change
                                                                 ----------     ----------     ----------
             Contract research, service and license revenues     $1,935,000     $2,227,000            (13%)
             Manufacturing equipment sales                        1,224,000        454,000            169%
                                                                 ----------     ----------
             Net sales and revenues                              $3,159,000     $2,682,000             18%
                                                                 ==========     ==========

         Net sales and revenues increased $1,192,000 or 18% for the six months ended June 30, 2000 to $7,691,000, compared to $6,499,000 for the six months ended June 30, 1999. Contract research, service and license revenues decreased $570,000 or 12% to $4,312,000 for the six months ended June 30, 1999 compared to $4,882,000 for 1999. Manufacturing equipment sales increased $1,762,000 or 109% to $3,379,000 for 2000, compared to $1,617,000 for 1999.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                       Six Months Ended June 30,
                                                                 ----------------------------------------
                                                                    2000           1999         % Change
                                                                 ----------     ----------     ----------
             Contract research, service and license revenues     $4,312,000     $4,882,000            (12%)
             Manufacturing equipment sales                        3,379,000      1,617,000            109%
                                                                 ----------     ----------
             Net sales and revenues                              $7,691,000     $6,499,000             18%
                                                                 ==========     ==========

         The increase in manufacturing equipment sales for the three and six month periods ended June 30, 2000 is primarily due to capacity expansion in photovoltaic module production. The decline in contract research, service and license revenues for the three and six month periods ended June 30, 2000 is primarily due to the sale of the Optoelectronics business, as well as delays in performance by a subcontractor.

Cost of Sales and Revenues

         The cost of sales and revenues increased $426,000 to $2,530,000, and increased to 80% of net sales and revenues, for the quarter ended June 30, 2000, compared to $2,104,000 or 78% of net sales and revenues for the quarter ended June 30, 1999.

         The cost of contract research, service and license revenues increased $53,000 to $1,761,000, and increased to 91% of related revenues, for the quarter ended June 30, 2000, compared to $1,708,000 or 77% of related revenues for the quarter ended June 30, 1999. The increase is due to lower volume resulting in unfavorable absorption of fixed costs. Cost of manufacturing equipment sales increased $373,000 to $769,000, and decreased to 63% of related sales, for the quarter ended June 30, 2000, compared to $396,000 or 87% of related sales, for the quarter ended June 30, 1999. Cost of manufacturing equipment sales decreased as a percentage of sales due to an increase in sales volume, resulting in a favorable absorption of fixed costs.

         The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                   Three Months Ended June 30,
                                                                 ----------------------------------------------------------
                                                                    2000               %           1999               %
                                                                 ----------         --------    ----------        ---------
             Cost of contract research, service and licenses     $1,761,000             91%     $1,708,000             77%
             Cost of manufacturing equipment                        769,000             63%        396,000             87%
                                                                 ----------                     ----------
             Total cost of sales and revenues                    $2,530,000             80%     $2,104,000             78%
                                                                 ==========                     ==========

         The cost of contract research, service and license revenues decreased $232,000 to 3,292,000, and decreased to 76% of related revenues, for the six months ended June 30, 2000, compared to $3,524,000 or 72% of related revenues for the six months ended June 30, 1999. The decrease as a percentage of sales is due to a one time license sale of $500,000 which increased revenues without any associated costs. Cost of manufacturing equipment sales increased $681,000 to $2,083,000, and decreased to 62% of related sales, for the six months ended June 30, 2000, compared to $1,402,000 or 87% of related sales, for the six months ended June 30, 1999. Cost of manufacturing equipment sales decreased as a percentage of sales due to an increase in sales volume resulting in a favorable absorption of fixed costs.

         The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                         Six Months Ended June 30,
                                                                         --------------------------------------------------------
                                                                            2000            %              1999             %
                                                                         ----------     ----------      ----------     ----------
             Cost of contract research, service and license revenues     $3,292,000         76%         $3,524,000         72%
             Cost of manufacturing equipment sales                        2,083,000         62%          1,402,000         87%
                                                                         ----------                     ----------
             Total cost of sales and revenues                            $5,375,000         70%         $4,926,000         76%
                                                                         ==========                     ==========

Selling, General and Administrative Expenses

         Selling, general and administrative expenses for the quarter ended June 30, 2000 increased $104,000 to $1,218,000, and decreased to 39% of sales and revenues, compared to $1,115,000 or 42% of sales and revenues for the quarter ended June 30, 1999. The increase in selling, general and administrative expenses is due to the Company investing in its sales and marketing activities by increasing consulting costs.

         Selling, general and administrative expenses for the six months ended June 30, 2000 increased $324,000 to $2,557,000, and decreased to 33% of sales and revenues, compared to $2,232,000 or 34% of sales and revenues for the six months ended June 30, 1999. The increase in selling, general and administrative expenses is due to the Company investing in its sales and marketing activities by increasing consulting costs.

Interest

         The Company earned $120,000 of interest income for the quarter ended June 30, 2000, compared to no interest income for the quarter ended June 30, 1999. The Company incurred interest expense of $2,369 in the second quarter of 2000 of which none was capitalized, compared to $21,313 of interest expense for the quarter ended June 30, 1999.

Income Taxes

         The Company recorded a tax benefit of $205,000 for the quarter ended June 30, 2000 compared to no tax benefit/expense for the same period of 1999. The Company recorded no income tax expenses for the six months ended June 30, 2000 and June 30, 1999.

Net Earnings (Loss)

         The Company reported a net loss for the quarter ended June 30, 2000 of $266,000, compared to a net loss of $558,000 for the quarter ended June 30, 1999. The Company reported a net profit of $798 for the six months ended June 30, 2000, compared to a net loss of $707,000 to the same period of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On July 25, 2000, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At June 30, 2000, interest on the line was at the Bank's prime rate plus 1/2 percent on receivable loans. The line contains covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of June 30, 2000, the Company had no outstanding debt under this revolving credit facility.

         The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital available cash reserves, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $3,128,000 to $7,581,000 at June 30, 2000, from $10,709,000 at December 31, 1999, as a result of a reduction in trade payable, a tax payment and cash used in operations during the first six months of 2000. To date there are no material commitments by the Company for capital expenditures. At June 30, 2000, the Company's retained earnings were $3,189,000, compared to $3,188,000 as of December 31, 1999. Working capital as of June 30, 2000 increased 1% to $9,776,000, compared to $9,718,000 as of December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001 and it will not have a material effect on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment has delayed the effective date until the fourth quarter of 2000. The Company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         On May 23, 2000, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote on the following proposal:

         To fix the number of directors at six and to elect six members of the Board of Directors. Nominees for Director were: (a) Michael T. Eckhart,
         (b) Udo Henseler, (c) Roger G. Little, (d) Roger W. Redmond, (e) John
         A. Tarello, (f) Anthony J. Viscogliosi.

                              Shares              Shares Voting Against            Shares                Broker
         Proposal           Voting For            or Authority Withheld          Abstaining             Non-Votes
----------------------   ------------------    ---------------------------    ------------------    ------------------

Michael T. Eckhart           3,009,963                  32,560                       0                   243,065
Udo Henseler                 3,009,963                  32,560                       0                   243,065
Roger G. Little              3,009,963                  32,560                       0                   243,065
Roger W. Redmond             3,009,963                  32,560                       0                   243,065
John A. Tarello              3,009,963                  32,560                       0                   243,065
Anthony J. Viscogliosi       3,009,963                  32,560                       0                   243,065

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.     The following exhibits are filed herewith:

       27    Financial Data Schedule

B. During the quarter ended June 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SPIRE CORPORATION
                                  (Registrant)


  14 August 2000            By:/s/ Roger G. Little
-----------------------        -------------------------------------------------
Date                           Roger G. Little
                               President, Chief Executive Officer and
                               Chairman of the Board


  14 August 2000            By:/s/ Richard S. Gregorio
-----------------------        -------------------------------------------------
Date                           Richard S. Gregorio
                               Vice President and Chief Financial Officer,
                               Treasurer, Clerk and Principal Accounting Officer