Form 10QSB
period 2000-09-30
SPIRE CORP
filed 2000-11-14
CIK 731657

2000
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from         to
                                       ---------  ---------

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
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

One Patriots Park, Bedford, Massachusetts 01730-2396          781-275-6000
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE) (ISSUER'S TELEPHONE NUMBER,
                                                         INCLUDING AREA CODE)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange on
          Title of Each Class                        Which Registered
--------------------------------------------------------------------------------
           Not applicable                             Not applicable

         Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value, Nasdaq
             ------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 3,328,021 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on October 31, 2000.

Transitional Small Business Disclosure Format (Check One):  Yes  |_|    No  |X|

================================================================================

                                SPIRE CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I - FINANCIAL INFORMATION
------------------------------

    Condensed Consolidated Balance Sheets at                               3
    September 30, 2000 (unaudited) and December 31, 1999

    Condensed Consolidated Statements of Operations                        4
    For the Three Months Ended September 30, 2000 and 1999 and
    For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

    Condensed Consolidated Statements of Cash Flows                        5
    For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

    Notes to Condensed Consolidated Financial Statements                   6

    Management's Discussion and Analysis of Financial Condition         8 - 11
    and Results of Operations


PART II - OTHER INFORMATION
---------------------------

    Item 1.  Legal Proceedings                                             12

    Item 6.  Exhibits and Reports on Form 8-K                              12

                                         SPIRE CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      2000              1999
                                                                                   ------------      ------------
                                                                                   (Unaudited)
                                                      ASSETS
Current assets
--------------
    Cash and cash equivalents                                                      $  7,625,883      $ 10,709,370
    Accounts receivable, trade:
        Amounts billed                                                                2,397,606         2,017,865
        Retainage                                                                        45,457            50,878
        Unbilled costs                                                                  637,145           343,242
                                                                                   ------------      ------------
                                                                                      3,080,208         2,411,985
        Less allowance for doubtful accounts                                            108,000           107,000
                                                                                   ------------      ------------
            Net accounts receivable                                                   2,972,208         2,304,985
                                                                                   ------------      ------------
    Inventories (Note 2)                                                              2,042,907         1,862,933
    Prepaid expenses and other current assets                                           440,590           351,948
                                                                                   ------------      ------------
            Total current assets                                                     13,081,588        15,229,236
                                                                                   ------------      ------------
Property and equipment                                                               14,976,777        14,640,003
    Less accumulated depreciation and amortization                                   12,815,637        12,621,001
                                                                                   ------------      ------------
            Net property and equipment                                                2,161,140         2,019,002
                                                                                   ------------      ------------
Patents (less accumulated amortization, $470,075 in 2000 and $448,507 in 1999)          103,558           106,956
Other assets                                                                             14,651             8,271
                                                                                   ------------      ------------
                                                                                        118,209           115,227
                                                                                   ------------      ------------
                                                                                   $ 15,360,937      $ 17,363,465
                                                                                   ============      ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
    Notes payable                                                                  $    250,000      $       --
    Accounts payable                                                                    630,757         1,280,951
    Accrued liabilities                                                               1,337,628         1,197,624
    Federal and State income taxes payable                                                 --           1,070,000
    Advances on contracts in progress                                                 1,194,825         1,962,300
                                                                                   ------------      ------------
        Total current liabilities                                                     3,413,210         5,510,875
                                                                                   ------------      ------------
Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 3,879,431 shares in 2000 and 3,818,926 shares in 1999                     38,794            38,189
    Additional paid-in capital                                                       10,067,369         9,846,239
    Accumulated earnings                                                              3,061,252         3,187,851
                                                                                   ------------      ------------
                                                                                     13,167,415        13,072,279
    Treasury stock at cost, 552,160 shares                                           (1,219,688)       (1,219,688)
                                                                                   ------------      ------------
        Total stockholders' equity                                                   11,947,727        11,852,591
                                                                                   ------------      ------------
                                                                                   $ 15,360,937      $ 17,363,465
                                                                                   ============      ============
                      See accompanying notes to condensed consolidated financial statements.

                                                        -3-

                                              SPIRE CORPORATION AND SUBSIDIARY
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ------------------------------      ------------------------------
                                                             2000              1999              2000              1999
                                                         ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues      $  1,927,350      $  2,117,268      $  6,239,303      $  6,999,614
    Sales of manufacturing equipment                          898,894           604,760         4,277,674         2,221,708
                                                         ------------      ------------      ------------      ------------
        Total sales and revenues                            2,826,244         2,722,028        10,516,977         9,221,322
                                                         ------------      ------------      ------------      ------------
Costs and expenses
------------------
    Cost of contract research, services and licenses        1,441,398         1,907,020         4,350,318         5,431,079
    Cost of manufacturing equipment                           689,419           502,679         3,156,462         1,904,953
    Selling, general and administrative expenses            1,241,162         1,141,124         3,797,738         3,373,433
                                                         ------------      ------------      ------------      ------------
        Total costs and expenses                            3,371,979         3,550,823        11,304,518        10,709,465
                                                         ------------      ------------      ------------      ------------

Loss from operations                                         (545,735)         (828,795)         (787,541)       (1,488,142)
--------------------

Interest income (expense), net                                119,719           (33,309)          362,323           (81,421)
                                                         ------------      ------------      ------------      ------------

Loss before income taxes                                     (426,016)         (862,104)         (425,218)       (1,569,564)

Income tax expense (benefit)                                 (298,619)             --            (298,619)             --
                                                         ------------      ------------      ------------      ------------

Net loss                                                 $   (127,397)     $   (862,104)     $   (126,599)     $ (1,569,564)
--------                                                 ============      ============      ============      ============

Loss per share of common stock - basic                   $      (0.04)     $      (0.27)     $      (0.04)     $      (0.48)
--------------------------------------                   ============      ============      ============      ============

Loss per share of common stock - diluted                 $      (0.04)     $      (0.27)     $      (0.04)     $      (0.48)
----------------------------------------                 ============      ============      ============      ============

Weighted average number of common and common
    equivalent shares outstanding - basic                   3,318,317         3,245,016         3,307,743         3,244,266
                                                         ============      ============      ============      ============

Weighted average number of common and common
    equivalent shares outstanding - diluted                 3,318,317         3,245,016         3,307,743         3,244,266
                                                         ============      ============      ============      ============

                           See accompanying notes to condensed consolidated financial statements.

                                                             -4-

                                          SPIRE CORPORATION AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                        2000              1999
                                                                                    ------------      ------------
Cash flows from operating activities:
    Net loss                                                                        $   (126,599)     $ (1,569,564)
    Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                332,863           697,970
            Loss on sale of assets                                                        11,798              --
            Changes in assets and liabilities:
                Accounts receivable                                                     (667,223)           20,537
                Inventories                                                             (179,974)          345,492
                Prepaid expenses and other assets                                        (97,122)           62,412
                Income taxes payable                                                  (1,070,000)             --
                Accounts payable and accrued liabilities                                (510,190)          304,401
                Advances on contracts in progress                                       (767,475)          372,348
                                                                                    ------------      ------------
                     Net cash provided by (used in) operating activities              (3,073,922)          233,596
                                                                                    ------------      ------------
Cash flows from investing activities:

    Capital expenditures                                                                (463,130)         (415,892)
    Patent expenditures                                                                  (18,170)           (7,549)
                                                                                    ------------      ------------
                 Net cash used in investing activities                                  (481,300)         (491,888)
                                                                                    ------------      ------------
Cash flows from financing activities:

    Net borrowings on short-term debt                                                    250,000           466,560
    Exercise of stock options                                                            221,735             3,287
                                                                                    ------------      ------------
                     Net cash provided by financing activities                           471,735           469,847
                                                                                    ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  (3,083,487)          211,555

Cash and cash equivalents, beginning of period                                        10,709,370           121,866
                                                                                    ------------      ------------
Cash and cash equivalents, end of period                                            $  7,625,883      $    333,421
                                                                                    ============      ============

Supplemental disclosures of cash flow information: Cash paid during the year for:

        Interest expense                                                            $     27,453      $     33,309
                                                                                    ============      ============
        Income taxes                                                                $    949,307      $      3,000
                                                                                    ============      ============

                       See accompanying notes to condensed consolidated financial statements.

                                                        -5-

                        SPIRE CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

(1)    Interim Financial Statements
       ----------------------------

             In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

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

(2)    Inventories
       -----------

           Inventories consist of the following:

                                          September 30,         December 31,
                                              2000                  1999
                                       -----------------     -----------------

      Raw materials                          $ 884,214             $ 653,695
      Work in process                          835,023             1,044,331
      Finished goods                           323,670               164,907
                                       -----------------     -----------------
                                            $2,042,907            $1,862,933
                                       =================     =================

(3)    Earnings Per Share
       ------------------

             The reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss) is as follows:

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 -----------------------     -----------------------
                                                    2000          1999          2000          1999
                                                 ---------     ---------     ---------     ---------
       Weighted average number of shares
           outstanding - basic                   3,318,317     3,245,016     3,307,743     3,244,266

       Add net additional common shares upon
           exercise of common stock options           --            --            --            --
                                                 ---------     ---------     ---------     ---------
       Adjusted weighted average common
           shares outstanding - diluted          3,318,317     3,245,016     3,307,743     3,244,266
                                                 =========     =========     =========     =========

              Stock options to purchase 74,827 shares and 61,838 shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the Company incurred a net loss for the three and nine months ended September 30, 2000 and 1999 and, therefore, the effect would have been antidilutive.

              On October 25, 2000 the Company announced a Stock Dividend for stockholders of record on November 22, 2000; to be distributed on December 22, 2000. The stock dividend will consist of one share of the Company's common stock for each share outstanding.

4)     Operating Segments and Related Information
       ------------------------------------------

             The following table presents certain operating division information. For Spire Advanced Technology (previously Optoelectronics) for the three and nine months ended September 30, 2000, the information relates to research and development activities, primarily for the U.S. government.

                                                         Spire            Spire          Spire
                                                         Solar            Solar         Advanced        Spire           Total
                                                       Equipment         Chicago       Technology      Biomedical      Company
                                                     ------------------------------------------------------------------------------
      For the Three Months Ended September 30, 2000
      ---------------------------------------------
      Net sales and revenues                          $  837,977      $  335,142       $  698,033      $  955,092      $ 2,826,244
      Earnings (loss) from operations                   (233,033)       (184,043)          94,582        (223,241)        (545,735)

      For the Three Months Ended September 30, 1999
      ---------------------------------------------
      Net sales and revenues                          $  743,885             --        $1,050,266      $  927,877      $ 2,722,028
      Loss from operations                              (433,741)            --          (279,767)       (115,347)        (828,795)

      For the Nine Months Ended September 30, 2000
      --------------------------------------------
      Net sales and revenues                          $4,369,794      $  599,197       $2,127,808      $3,420,178      $10,516,977
      Earnings (loss) from operations                   (383,799)       (447,049)         293,147        (249,840)        (787,541)

      For the Nine Months Ended September 30, 1999
      --------------------------------------------
      Net sales and revenues                          $2,937,183             --        $3,369,810      $2,914,329      $ 9,221,322
      Loss from operations                              (793,476)            --          (562,896)       (131,770)      (1,488,142)

             During nine months ending September 30, 2000, Spire Corporation formed Spire Solar Chicago, an operating business unit located in Chicago, Illinois. As of September 30, 2000, Spire Solar Chicago identifiable assets are $347,154.

             The other segments above are presented on a basis consistent with December 31, 1999, and there have been no material changes in identifiable assets for the reportable segments since December 31, 1999.

5)     Spire Solar Chicago Transaction
       -------------------------------

              On October 8, 1999, the Company entered into an agreement with BP Solarex (BPS) whereby BPS would purchase from Spire a photovoltaic (PV) manufacturing line for $1,500,000. Under the terms of this agreement, Spire can use this manufacturing line in its Spire Solar Chicago (SSC) operation at no cost for a term of five years, provided Spire annually purchases a specified quantity of raw materials used in the production of PV modules from BPS at current market prices. If the Company does not purchase the specified quantity of raw materials from BPS, BPS can take possession of the equipment. Additionally, at any time during the five-year term of the agreement, BPS, at its discretion, can exercise an option to convert the purchase price of the equipment into an equity interest in SSC. As of September 30, 2000, the Company has received payments from BPS related to this agreement totaling $554,000 but the related manufacturing equipment had not been put in service at SSC. The Company has not recognized any revenue related to this transaction as the criteria for revenue recognition has not yet been met. (see Note 5 of the financial statements).

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

Results of Operations

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                 Three Months Ended                      Nine Months Ended
                                                                    September 30,                          September 30,
                                                         ------------------------------------    ----------------------------------
                                                              2000                1999                2000               1999
                                                         ----------------    ----------------    ----------------    --------------
       Net sales and revenues                                   100.0%              100.0%              100.0%            100.0%
       Cost of sales and revenues                                75.4                88.5                71.4              79.6
                                                         ----------------    ----------------    ----------------    --------------
       Gross profit                                              24.6               (11.5)               28.6             (20.4)
       Selling, general and administrative expenses              43.9                41.9                36.1              36.6
                                                         ----------------    ----------------    ----------------    --------------
       Loss from operations                                     (19.3)              (31.7)               (7.5)            (16.1)
       Loss before income taxes                                 (15.9)              (31.7)               (4.3)            (17.0)
       Income tax expense (benefit)                             (11.4)                 --                (3.1)               --
                                                         ----------------    ----------------    ----------------    --------------
       Net loss                                                  (4.5%)             (31.7%)              (1.2%)            (17.0%)
                                                         ================    ================    ================    ==============

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES AND REVENUES

       Net sales and revenues increased $104,000 or 4% for the three months ended September 30, 2000 to $2,826,000, compared to $2,722,000 for the three months ended September 30, 1999. Contract research, service and license revenues decreased $190,000 or 9% to $1,927,000 for the three months ended September 30, 2000 compared to $2,117,000 for 1999. Manufacturing equipment sales increased $294,000 or 49% to $899,000 for 2000, compared to $605,000 for 1999. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                             Three Months Ended September 30,
                                                               -------------------------------------------------------------
                                                                     2000                  1999                % Change
                                                               -----------------     -----------------     -----------------
       Contract research, service and license revenues             $1,927,000            $2,117,000                (9%)
       Manufacturing equipment sales                                  899,000               605,000                 49%
                                                               -----------------     -----------------
       Net sales and revenues                                      $2,826,000            $2,722,000                  4%
                                                               =================     =================

       Net sales and revenues increased $1,296,000 or 14% for the nine months ended September 30, 2000 to $10,517,000, compared to $9,221,000 for the nine months ended September 30, 1999. Contract research, service and license revenues decreased $761,000 or 11% to $6,239,000 for the nine months ended September 30, 2000 compared to $7,000,000 for 1999. The decline in contract research, service and license revenues directly related to the sale of the Optoelectronics business in 1999. Manufacturing equipment sales increased $2,056,000 or 93% to $4,278,000 for 2000, compared to $2,222,000 for 1999. The increase in manufacturing equipment sales is primarily due to capacity expansion of photovoltaic module production.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                Nine Months Ended September 30,
                                                                  -------------------------------------------------------------
                                                                        2000                  1999                % Change
                                                                  -----------------     -----------------     -----------------
       Contract research, service and license revenues                $6,239,000            $7,000,000                 11%
       Manufacturing equipment sales                                   4,278,000             2,222,000                 93%
                                                                  -----------------     -----------------
       Net sales and revenues                                        $10,517,000            $9,221,000                 14%
                                                                  =================     =================

       The increase in manufacturing equipment sales for the three and nine month periods ended September 30, 2000 is primarily due to capacity expansion in photovoltaic module production. The decline in contract research, service and license revenues for the three and nine month periods ended September 30, 2000 is primarily due to the sale of the Optoelectronics business, as well as delays in performance by a subcontractor.

COST OF SALES AND REVENUES

       The cost of sales and revenues decreased $279,000 to $2,131,000, and decreased to 75% of net sales and revenues, for the quarter ended September 30, 2000, compared to $2,410,000 or 89% of net sales and revenues for the quarter ended September 30, 1999.

       The cost of contract research, service and license revenues decreased $466,000 to $1,441,000, and decreased to 75% of related revenues, for the quarter ended September 30, 2000, compared to $1,907,000 or 90% of related revenues for the quarter ended September 30, 1999. The decrease is due to a change in product mix as a result of the sale of the Optoelectronics business in December 1999. Cost of manufacturing equipment sales increased $186,000 to $689,000, and decreased to 77% of related sales, for the quarter ended September 30, 2000, compared to $503,000 or 83% of related sales, for the quarter ended September 30, 1999. Cost of manufacturing equipment sales decreased as a percentage of sales due to an increase in sales volume, resulting in a favorable absorption of fixed costs.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                         Three Months Ended September 30,
                                                           --------------------------------------------------------------
                                                                2000              %              1999               %
                                                           ----------------    --------     ----------------    ---------
       Cost of contract research, service and licenses        $1,441,000          75%          $1,907,000           90%
       Cost of manufacturing equipment                           690,000          77%             503,000           83%
                                                           ----------------                 ----------------
       Total cost of sales and revenues                       $2,131,000          75%          $2,410,000           89%
                                                           ================                 ================

       The cost of contract research, service and license revenues decreased $1,081,000 to $4,350,000, and decreased to 70% of related revenues, for the nine months ended September 30, 2000, compared to $5,431,000 or 78% of related revenues for the nine months ended September 30, 1999. The decrease as a percentage of sales is due to a one time license sale during 2000 of $500,000 which increased revenues without any associated costs. Cost of manufacturing equipment sales increased $1,251,000 to $3,156,000, and decreased to 74% of related sales, for the nine months ended September 30, 2000, compared to $1,905,000 or 86% of related sales, for the nine months ended September 30, 1999. Cost of manufacturing equipment sales decreased as a percentage of sales due to an increase in sales volume resulting in a favorable absorption of fixed costs, and expansion of the Company's product lines.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                  Nine Months Ended September 30,
                                                                   --------------------------------------------------------------
                                                                        2000              %              1999               %
                                                                   ----------------    --------     ----------------    ---------
       Cost of contract research, service and license revenues        $4,350,000          70%          $5,431,000           78%
       Cost of manufacturing equipment sales                           3,156,000          74%           1,905,000           86%
                                                                   ----------------                 ----------------
       Total cost of sales and revenues                               $7,506,000          71%          $7,336,000           80%
                                                                   ================                 ================


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the quarter ended September 30, 2000 increased $100,000 to $1,241,000, and increased to 44% of sales and revenues, compared to $1,141,000 or 42% of sales and revenues for the quarter ended September 30, 1999. The increase in selling, general and administrative expenses is due to the Company investing in its sales and marketing activities by increasing consulting costs.

       Selling, general and administrative expenses for the nine months ended September 30, 2000 increased $425,000 to 3,798,000, and decreased to 36% of sales and revenues, compared to $3,373,000 or 37% of sales and revenues for the nine months ended September 30, 1999. The increase in selling, general and administrative expenses is due to the Company investing in its sales and marketing activities by increasing consulting costs.

INTEREST

       The Company earned $120,000 of interest income for the quarter ended September 30, 2000, compared to no interest income for the quarter ended September 30, 1999. The Company incurred interest expense of $1,000 in the third quarter of 2000 which was capitalized, compared to $40,097 of interest expense for the quarter ended September 30, 1999.

INCOME TAXES

       The Company recorded a tax benefit of $299,000 for the quarter and for the nine months ended September 30, 2000 compared to no tax benefit/expense for the same period of 1999. This tax benefit was to record a refund received from federal and state tax agencies for the overpayment of taxes relating to the year ended December 31, 1999.

NET EARNINGS (LOSS)

       The Company reported a net loss for the quarter ended September 30, 2000 of $127,000, compared to a net loss of $862,000 for the quarter ended September 30, 1999. The Company reported a net loss of $127,000 for the nine months ended September 30, 2000, compared to a net loss of $1,570,000 to the same period of 1999.

       On October 8, 1999, the Company entered into an agreement with BP Solarex
(BPS) whereby BPS would purchase from Spire a photovoltaic (PV) manufacturing line for $1,500,000. Under the terms of this agreement, Spire can use this manufacturing line in its Spire Solar Chicago (SSC) operation at no cost for a term of five years, provided Spire annually purchases a specified quantity of raw materials used in the production of PV modules from BPS at current market prices. If the Company does not purchase the specified quantity of raw materials from BPS, BPS can take possession of the equipment. Additionally, at any time during the five-year term of the agreement, BPS, at its discretion, can exercise an option to convert the purchase price of the equipment into an equity interest in SSC. As of September 30, 2000, the Company has received payments from BPS related to this agreement totaling $554,000 but the related manufacturing equipment had not been put in service at SSC. The Company has not recognized any revenue related to this transaction as the criteria for revenue recognition has not yet been met. (see Note 5 of the financial statements).

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its liquidity requirements using cash from operations and available lines of credit. On July 25, 2000, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At September 30, 2000, interest on the line was at the Bank's prime rate plus 1/2 percent on receivable loans. The line contains covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of September 30, 2000, the Company had $250,000 outstanding under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, available cash reserves, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $3,083,000 to $7,626,000 at September 30, 2000, from $10,709,000 at December 31, 1999, as a result of a reduction in trade payable, a tax payment and cash used in operations during the first nine months of 2000. To date there are no material commitments by the Company for capital expenditures. At September 30, 2000, the Company's retained earnings were $3,061,000, compared to $3,188,000 as of December 31, 1999. Working capital as of September 30, 2000 was $9,668,000, compared to $9,718,000 as of December 31, 1999.

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

       In July and September 2000, the EITF reached consensuses on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. The Company will adopt the consensuses in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 will not have a material impact on the consolidated financial statements. The Company is still evaluating if additional disclosures necessitated by the consensuses may be required.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

A.     The following exhibits are filed herewith:

       27    Financial Data Schedule

B. During the quarter ended September 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SPIRE CORPORATION
                               (Registrant)


    14 November 2000           By:   /s/ Roger G. Little
---------------------------          ----------------------------------------
Date                                 Roger G. Little
                                     President, Chief Executive Officer and
                                     Chairman of the Board


    14 November 2000           By:    /s/ Richard S. Gregorio
---------------------------          ----------------------------------------
Date                                 Richard S. Gregorio
                                     Vice President and Chief Financial Officer,
                                     Treasurer, Clerk and Principal Accounting
                                     Officer