Form 10KSB
period 2000-12-31
SPIRE CORP
filed 2001-04-02
CIK 731657

2000
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

  |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

           For the fiscal year ended December 31, 2000.

                                       or

  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

           For the transition period from ___________ to ___________.


Commission file number:  0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Massachusetts                                 04-2457335
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  One Patriots Park, Bedford, Massachusetts                       01730-2396
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

                                  781-275-6000
                          (ISSUER'S TELEPHONE NUMBER,
                              INCLUDING AREA CODE)

Securities registered under Section 12(b)         Name of Each Exchange on Which
 of the Exchange Act: Title of Each Class                  Registered
--------------------------------------------------------------------------------
             Not applicable                              Not applicable

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

State issuer's revenues for its most recent fiscal year: $12,885,000.

Based on the closing average price for the registrant's voting stock on February 28, 2001, the aggregate market value of such voting stock held by non-affiliates of the registrant was $18,920,307.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,685,824 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on February 28, 2001.

Transitional Small Business Disclosure Format (Check One):  Yes |_| No |X|

DOCUMENTS INCORPORATED  BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 2001 Annual Meeting to be held on June 6, 2001 are incorporated by reference into Part III of this Report.
================================================================================

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

BUSINESS DEVELOPMENT

         Spire Corporation ("Spire" or the "Company"), a Massachusetts corporation incorporated in 1969, is organized into two separate businesses: solar energy and biotechnology surface engineering.

         The Company's revenues of the past three years have been between $12 million and $14 million, but the sources of those revenues have varied among the Company's business areas.

         On October 25, 2000, the Company formed a wholly-owned subsidiary for the placement of its assets from its biotechnology surface engineering division. This subsidiary, named Spire Biomedical, Inc., has been formed to pursue its own business objectives which may include the possibility of seeking outside investment.

         In December of 1999, the Company entered into agreements with the City of Chicago, Illinois, and ComEd, a subsidiary of UniCom, whose territory encompasses the city of Chicago, to provide solar electric systems. The terms of the agreements call for the Company to establish a business to assemble, sell and install solar electric systems in Chicago in exchange for an $8 million purchase commitment by the City and ComEd. Prior to entering into the agreements, the Company entered into a business agreement with BP Solar in which BP Solar would supply solar cells and purchase the module capital equipment for the proposed Chicago business. The Company has formed a business unit, Spire Solar Chicago, to fulfill the obligations of the agreements.

         On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The Company will continue to perform the project management element of its U.S. government optoelectronics research and development contracts until they are completed through 2001. The Company has entered into subcontracts with the purchaser of the optoelectronics business under each of the remaining government contracts for a portion of the research and development services.

BUSINESS OF ISSUER

         Spire's solar energy business is directed towards the production of solar electric systems for use in distributed power generation. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial PV solar electric modules from solar cells. Spire provides solar electric systems through its Chicago operations.

         Spire is a pioneer in the solar electric energy business with over 25 years of experience. It provides complete turnkey factories using its own manufacturing equipment and processing technology. Spire has established customers for its technology and manufacturing equipment in 144 factories in 42 countries worldwide. Spire is recognized throughout the U.S. and the world for its contributions to the growth of the solar electric industry.

         During much of the time that Spire has been in the solar electric business, the industry has been mainly focused on exporting to those countries that do not have a wired infrastructure for utilizing large, central electric generating facilities. Solar electric systems are substitutes for producing electricity in a small-scale distributed fashion without the need for a wired infrastructure. Historically, cost has limited solar to these applications or applications such as telecommunication towers. Spire has provided local manufacturers the equipment and technology to manufacture modules for use in developing solar electricity in distributed remote applications.

         In the past five years, the use of solar generated electricity has changed as the cost of solar electric systems has decreased and concern has increased over the emissions from using fossil fuels to generate electricity. There has been a dramatic increase in the demand for renewable energy including solar. Major solar initiatives in Japan and Europe, such as the PV Rooftop Program in Japan and the German Building Integration Program, have dramatically increased the quantity of PV solar electric systems used to supplement and reduce the amount of electricity purchased by users from their local utility. In 2000, the world capacity grew 38% of solar electric energy systems. The world market has been growing at a compounded rate of greater than 25% per year for more than 5 years with grid connected installations growing at an even faster rate.

         In the U.S., utility deregulation has positively impacted the growth of solar electricity. Unlike Europe and Japan power markets, U.S. deregulation is occurring at the state level. The demand for solar generated electricity has been affected both directly and indirectly by deregulation. Several states have mandated that utilities add new renewable energy generation capacity either through portfolio standards, renewable emission credit trading programs, and/or creating trust funds for renewable energy. Under deregulation, utilities have been mandated to sell their generation assets, thereby creating companies that only serve the distribution and transmission segment of the market. This decoupling has strengthened the wholesale markets for power generation. The electricity power markets are being slowly transformed from regulated rates guaranteeing a return on investment to more market driven rates where power prices are determined by the uncertainty of market forces. Recently, the increase in demand for electricity in California combined with a lack of large central station investment caused by deregulation uncertainty and strict environmental rules has caused major disruptions. This has raised the awareness level of the nation's consumers and utilities to the benefits of distributed power generation as a means to hedge against price spikes and increase local reliability.

         There is a further need for localized electricity generation as large central electric power producing facilities are now having difficulty transmitting electricity to many sites. The conduits through which the electricity flows are not able to support additional capacity in many geographic areas. Therefore, in many U.S. industrial cities demand is exceeding supply. An example is New York City, which has reached a point where no additional electricity can be transmitted from outside the City. Some experts predict in the near future that summer peak loads caused by hot weather could result in brownouts and blackouts. Distributed power generation, using solar electric systems, is emerging as a means to ease situations predicted for New York City and existing in California.

         The Company has developed a strategy to address this domestic utility market. As part of this strategy, the Company establishes a stand-alone, small "franchise-like" factory to provide solar electric modules and systems for a range of applications in partnership with the local utility. Spire Solar Chicago is an example of this approach. It is a small, solar electric module and system factory that has received a commitment for purchasing $8 million of solar electric systems over the next 2 years by the City of Chicago and ComEd, the local utility. In addition, the Illinois Department of Commerce and Community Affairs has established a renewable energy subsidy program that will fund up to 60% of the cost of installed solar energy systems.

         Additionally, as a means of further reducing the cost of solar electric systems, the Company is developing solar electric systems using very large arrays of modules for deployment on a "brownfield" or mildly contaminated land site. With brownfield remediation offsets, financial analysis shows that electricity produced from such a site can be cost competitive with the price of peak power produced by central generating facilities in many locations today. In 2000, the Company's business unit Spire Solar Chicago announced its first brownfield project: a 500kW solar electric system for deployment on a brownfield on Chicago's south side converting it into a Solar Brightfield(TM). This site is being developed in partnership with ComEd, the City of Chicago, and the State of Illinois.

SPIRE BIOMEDICAL, INC.

         In 2000, the Company formed Spire Biomedical, Inc. as a wholly-owned subsidiary as part of the continuing plan to focus Spire on becoming a "pure play" in the solar energy industry. This restructuring effort allows Spire Biomedical, Inc. to pursue its own corporate development activities and strategic relationships, and acquire its own capital and infrastructure.

         Spire Biomedical, Inc. uses biotechnology surface engineering to improve the performance of implantable medical devices. In 2000, Spire Biomedical made progress in developing a range of bone-like surface treatments for application to orthopedic devices. These surface treatments stimulate the integration of bone directly into the device, thereby improving fixation. This new process is being marketed to Spire's orthopedic customers to expand its service business. Also in 2000, Spire Biomedical made progress in its hemodialysis catheter development program.

                               GENERAL INFORMATION
                               -------------------

SALES AND MARKETING

         The Company builds its photovoltaic module manufacturing equipment and solar electric systems generally to order, and usually requires 35% of the total purchase price on order, 55% on shipment and the final 10% upon acceptance of the equipment by the customer. The Company receives progress payments under its research and development contracts on a cost reimbursement or per deliverable basis. Biomedical processing services generally are sold on a net 30 day basis.

         The Company markets its photovoltaic manufacturing equipment through non-exclusive commissioned sales representatives, as well as through its internal staff. The outside sales representatives are responsible for making initial contacts with potential customers, after which the representatives work in conjunction with the Company's internal staff to consummate sales. The Company believes that use of outside sales representatives is particularly important in facilitating access into certain foreign countries. Most of the Company's sales representatives have had long term relationships with the Company, and work with the Company without written agreements. Sales initiated through the Company's internal staff arise from a number of sources, including trade shows, printed advertisements and telephone campaigns.

         The Company markets its solar electric systems through dedicated internal sales staff out of its Chicago facility. The systems are marketed directly to the local utility and the City. The Company has also begun to market to potential residential users.

         In the biomedical area, SBI concentrates on identifying and serving the leading U.S. manufacturers of orthopedic and other medical devices. Where possible, SBI seeks to be the sole provider of surface processing services to its customers.

         The Company's scientists are responsible for submitting proposals to the U.S. government and other outside sources for sponsored research and development work, particularly in the optoelectronics area. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Reliance on Sales Representatives" and " -Technological Advances; Dependence on Future Product Development and Market Acceptance."

MANUFACTURING AND QUALITY CONTROL

         The Company manufactures all of its photovoltaic manufacturing equipment and performs all of its biotechnology surface engineering processing services in a single facility. Spire Solar Chicago manufactures photovoltaic systems in a leased facility in Chicago, Illinois. The fulfillment of each customer order for the Company's photovoltaic module manufacturing equipment and systems requires customized engineering and systems design. While the time required to fill orders is slightly different for each item, it generally takes approximately six months from date of order to delivery to the customer. The first few months of this process is devoted to customizing the design of the item of equipment or systems to meet the customer's requirements. The balance of the time is spent on internal assembly, wiring and testing of the equipment or systems. The Company maintains quality control measures throughout each step of the manufacturing process. Employees are responsible for reviewing incoming materials, conducting interim testing throughout the Company's processing of the materials, and servicing and testing final products before shipment to the Company's customers.

         In the biomedical area, customers ship medical devices to be surface-processed to the Company. These devices are reviewed for surface defects prior to undergoing the Company's surface processing, and are reviewed again for defects upon completion of the processing. The devices are then shipped back to the customer.

         The Company assembles its photovoltaic module manufacturing equipment and systems from a combination of components purchased from a variety of suppliers and self-fabricated components. The Company has not experienced any major price increases, or lack of availability, of its components. For many items, alternate sources are available. The Company believes that the loss of any supplier would not be material due to the ability to use alternate suppliers or to substitute other items with minimal re-engineering. The Company anticipates that it will be able to manufacture and procure all such parts and materials in sufficient quantities to meet its needs. See "Risk Factors - Dependence on Major Facility."

PROPRIETARY RIGHTS

         Through over 30 years of research and development, the Company has accumulated extensive scientific and technological expertise. The Company protects its technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as appropriate. The Company currently has 25 U.S. patents, of which one is jointly owned, one patent pending in the United States and two foreign patents pending, all of which cover elements of its biomedical materials and processing technologies.

         The U.S. government and other entities fund the majority of the Company's research and development work. The U.S. government retains the right to obtain a patent on any invention developed under government contracts as to which the Company does not seek and obtain a patent, and may require the Company to grant a third party license of such invention if steps to achieving practical application of the invention have not been taken. The U.S. government also retains a non-exclusive, royalty-free, non-transferable license to all technology developed under government contracts, whether or not patented, for government use, including use by other parties to U.S. government contracts. Furthermore, the Company's U.S. government contracts prohibit the Company from granting exclusive rights to use or sell any inventions unless the grantee agrees that any product using the invention will be manufactured substantially in the United States. See "Risk Factors - Protection of Proprietary Technology" and "Government Regulation."

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

         Because the Company often markets its photovoltaic manufacturing equipment to governmental agencies or financiers in foreign countries, it faces risks inherent in international sales, such as regulatory requirements, political and economic changes and disruptions and transportation delays. The Company also faces competition from government or private companies in these countries. The Company addresses these issues by working with local commissioned sales representatives, seeking to establish a local presence, such as through its agreements with Marubeni, maintaining technological leadership, and quoting prices and accepting payment only in U.S. dollars, generally against letters of credit. Because the Company sells its products only in U.S. dollars, the Company's sales could be adversely affected to the extent that its customers have limited access to U.S. dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. See "Risk Factors - Competition" and " - Dependence on Export Sales."

EMPLOYEES

         As of December 31, 2000, the Company employed 94 people, of whom 84 were full-time. Four of the Company's employees hold Ph.D.'s. The Company has seven employees on its technical staff and 25 on its manufacturing staff. The Company has never experienced a work stoppage and considers its relationship with its employees to be good. See "Risk Factors - Competition" and " - Dependence on Export Sales."

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

         The Company also is subject to export control regulations that govern the export of Company products to designated countries, as well as the release of technical information to non-U.S. individuals and entities. Further, the Company is subject to federal, state and local governmental environmental regulations and to federal OSHA regulations. The Company believes that it has complied in all material respects with all applicable environmental and safety regulations and has all permits necessary to conduct its business. The Company employs a part-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance has not been material to the Company.

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

RESEARCH AND DEVELOPMENT

         The Company's policy is to support as much of its research and development as possible through government contract funding, which it recognizes as revenue. Revenues from the Company's research and development contracts funded by the U.S. government, and their percent of net revenues were $4,098,000 or 32%, $4,381,000 or 37%, and $6,092,000 or 43%, for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, the Company was performing 12 contracts and grants for the U.S. government, compared with 24 as of December 31, 1999. All contracts with U.S. government agencies have been audited through December 1997. The audits for the years ended December 31, 1998 through December 31, 2000 have not yet been performed.

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

         The Company's internally funded research and development expenditures were $299,000, $184,000 and $344,000 for the years ended 2000, 1999 and 1998, respectively.

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

         The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment and systems markets. The Company's more technologically sophisticated and highly automated photovoltaic module manufacturing equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers produce some of the equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

         DEPENDENCE ON OUTSIDE FUNDING FOR RESEARCH AND DEVELOPMENT. Substantially all of the Company's research and development work is funded by the U.S. government. Loss of outside funding may materially adversely affect the Company's ability further to develop its proprietary technologies and applications of these technologies to its current products and products under development. If the Company is unable to maintain its current level of such funding for any reason, the Company would need to generate funds for such research from other sources, reduce its research and development effort or increase its internal research and development. An increase in internally funded research and development would have a negative impact on profitability. U.S. government contracts are cancelable without the Company's consent. Furthermore, all companies that are parties to cost-plus contracts with the U.S. government are subject to annual government audit and possible recapture of payments. While the Company has not incurred significant losses as a result of government audits to date, the Defense Contract Audit Agency has not yet audited the Company for the years ended after December 31, 1997 and the rates at which the Company is reimbursed for future government contracts (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Operating Charges"). Loss of a number of U.S. government or other research and development contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The number of contracts performed by the Company for the U.S. government decreased from 25 at December 31, 1999 to 12 at December 31, 2000, or a decrease of 52%.

         DEPENDENCE ON EXPORT SALES. For the fiscal years ended December 31, 2000, 1999 and 1998, export sales from the United States accounted for approximately the following percentages of the Company's net sales and revenues were 20%, 22% and 17% for the years ended 2000, 1999 and 1998, respectively. The majority of the Company's international revenues are derived from sales of its photovoltaic module manufacturing equipment. The Company anticipates that international sales of photovoltaic equipment will continue to account for a significant portion of net sales and revenues. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, national preferences for locally manufactured products and import duties or other taxes which may affect the prices of the Company's products in other countries relative to competitors' products. In addition, present or future U.S. government trade restrictions relating to sales to certain countries may limit the Company's ability to sell its products in the affected foreign countries.

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

         PROTECTION OF PROPRIETARY TECHNOLOGY. The Company actively protects its intellectual property and technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as it deems appropriate. The Company currently has 26 U.S. patents, one of which is jointly owned, one patent pending in the United States and two foreign patents pending, all of which cover elements of its biomedical materials and processing technologies. There can be no assurance that the Company will be able to assert its intellectual property rights successfully against allegedly infringing competitors, and the inability to assert its rights successfully may have a negative impact on the Company's competitive position and financial condition. Furthermore, there can be no assurance that the Company's intellectual property rights will deter others from developing substantially equivalent or competitive products or from reverse-engineering the Company's products. Even if a third party's products infringe upon the Company's patents or other intellectual property, it may be costly to enforce such rights, and such enforcement efforts may divert management attention from the operations of the Company. In addition, the foreign legal protection afforded intellectual property rights, including patents, if issued, may be different from that afforded under U.S. laws. To the extent the Company relies on non-disclosure agreements to protect its rights, there can be no assurance that such information will not be disclosed in breach of these agreements or, if disclosed, that the Company will be able to recover amounts sufficient to compensate it for any damage such disclosure may cause.

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

         In addition to the foregoing, the U.S. government retains the right to obtain a patent on any invention developed under contract as to which patent protection is not sought and obtained by the contractor, or to require the contractor to grant a third party license of such invention if steps to achieve practical application of the invention have not been taken. The Company has not sought, and will not seek, patent protection for each of its inventions under U.S. government contracts, either due to the nature of the invention or the cost of applying for and obtaining a patent. This practice subjects the Company to the potential of losing patent rights to the U.S. government. The Company also may not achieve practical application of an invention in each instance, or in a timely manner, thus leading to the possibility of a mandatory third party license. Furthermore, the U.S. government retains a non-exclusive, royalty-free, non-transferable license to all technology developed under government contracts.

         DEPENDENCE ON MAJOR FACILITY. The Company has only one facility for manufacturing photovoltaic module manufacturing equipment and performing biomedical processing services. The Company's revenues are dependent upon the continued operation of such facility. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, the Company has obtained certain permits to conduct its business as currently operated at its facility. There can be no assurance that such permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that the Company will be able to obtain similar permits to operate at another location. While the Company maintains insurance covering such risks, including business interruption coverage, there can be no assurance that the occurrence of these or any other operational problems at the Company's Massachusetts facility would not materially adversely affect the Company's business, results of operations or financial condition.

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

         CONTROL BY PRINCIPAL STOCKHOLDER. Roger G. Little, the Chairman of the Board, Chief Executive Officer and President of the Company, controls approximately 37.1% of the Company's outstanding Common Stock. In addition, as one of three Trustees of the Company's 401(k) Plan, Mr. Little may exercise control over shares of Common Stock held by the Plan. As a result, Mr. Little is in a position to exert significant influence over actions of the Company which require stockholder approval and generally to direct the affairs of the Company, including potential acquisitions, sales and changes in control of the Company.

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

         The Company is subject to export control regulations, which govern the export of Company products to certain countries, as well as the release of technical information to non-U.S. individuals and entities. It also is subject to the federal Occupational Safety and Health Act ("OSHA"). While the Company has a part-time compliance officer monitoring compliance with these laws and regulations, there can be no assurance that it will at all times be in compliance. Failure to comply with these laws and regulations could result in penalties to the Company, including fines and requirements to take remedial action, which would have a material adverse effect on the Company's business, results of operations or financial condition.

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

ITEM 2.  DESCRIPTION OF PROPERTY.
--------------------------------

         The Company leases two facilities. One facility is a 74,000-square-foot building located at One Patriots Park, Bedford, Massachusetts, of which the Company subleases approximately 22,000-square-feet to the purchaser of the assets of its optoelectronics business. All of the Bedford space is subleased from Millipore Corporation on what the Company believes are commercially reasonable terms. Millipore leases the building from a trust of which Roger G. Little, Chairman, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended by the Company for a five-year period expiring on November 30, 2000, and further extended for an additional five-year period expiring on November 30, 2005. The Company also leases approximately 12,725-square-feet at 240 W. Carroll Street, Chicago, Illinois. The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. See "Risk Factors - Dependence on Major Facility" and "- Need to Manage Growth."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         No matters were submitted to a vote of the Company's security-holders in the fourth quarter 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------

         The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "SPIR." The following chart sets forth the high and low closing sale prices for the Common Stock for the periods shown:
                                Closing                   Closing
                              Sale Price                 Sale Price
                                 High                       Low
                       -------------------------- -------------------------
    2000
    ----
    First Quarter                  $5.98                     $2.69
    Second Quarter                  3.24                      1.87
    Third Quarter                   4.31                      2.31
    Fourth Quarter                  7.84                      3.15

    1999
    ----
    First Quarter                  $2.50                     $1.39
    Second Quarter                  2.12                      1.25
    Third Quarter                   2.34                      1.62
    Fourth Quarter                  3.56                      1.36

         These prices do not reflect retail mark-ups, mark-downs or commissions. The closing price of the Common Stock on February 28, 2001 was $5.13, and on that date, there were approximately 193 stockholders of record.

         The Company did not pay any cash dividends during 2000 or 1999. On December 22, 2000, the Company paid a stock dividend of one share for each share held of record on November 22, 2000. These prices above have been adjusted retroactively to reflect the stock dividend.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

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

OVERVIEW

         Spire develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 144 factories and in 42 countries. Spire's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

         The Company's net sales and revenues for the year ended December 31, 2000 increased 8%, compared to the year ended December 31, 1999. Both of the Company's primary areas of business increased in net sales and revenues.

         Sales of the Company's Spire Solar business area increased 53% during 2000 as compared to 1999, due to increased demand for the Company's capital equipment and new system sales from the Company's Chicago facility.

         Revenues of the Company's subsidiary Spire Biomedical, Inc. (SBI) also increased 17% during 2000 as compared to 1999 due primarily to a one time license sale.

         Operating results in any particular quarter will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's equipment line. Export sales, which amounted to 20% of net sales and revenues for the year ended December 31, 2000, continue to constitute a significant portion of the Company's net sales and revenues.

         On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The purchaser of the optoelectronics assets received machinery, equipment and technology.

         The sale of the assets of the optoelectronics business resulted in a pre-tax net gain of $9,918,189.

RESULTS OF OPERATIONS

         The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                             Years Ended December 31,
                                           --------------------------------------------------------------
                                                  2000                 1999                 1998
                                           -------------------- -------------------- --------------------
  Net sales and revenues                           100.0%               100.0%               100.0%
  Cost of sales and revenues                        74.3                 89.1                 79.3
                                           -------------------- -------------------- --------------------
      Gross profit                                  25.7                 10.9                 20.7
  Selling, general and administrative
    expenses                                        40.3                 39.3                 36.4
  Other operating charges                             --                   --                  8.7
                                           -------------------- -------------------- --------------------
      Loss from operations                         (14.6)               (28.4)               (24.4)
  Gain on sale of assets                              --                 83.3                   --
                                           -------------------- -------------------- --------------------
      Earnings (loss) before income taxes          (10.8)                54.1                (24.4)
  Income tax expense (benefit)                      (4.6)                 9.0                  2.5
                                           -------------------- -------------------- --------------------
      Net earnings (loss)                           (6.2)%               45.1%               (26.9)%
                                           ==================== ==================== ====================

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

NET SALES AND REVENUES

         Net sales and revenues increased $984,000 or 8% for the year ended December 31, 2000 to $12,885,000, compared to $11,901,000 for the year ended December 31, 1999. Contract research, service and license revenues decreased $1,046,000 or 12% to $7,860,000 for the year ended December 31, 2000 compared to $8,906,000 for 1999. Sales of goods increased $2,030,000 or 68% to $5,025,000 for 2000, compared to $2,995,000 for 1999 due to the growth in the photovoltaic industry, and sales from the Company's newly established Chicago facility. The decline in research, service and license revenue was attributed mostly to a decline in research and development contracts with the U.S. Government as a result of the sale of the assets of the optoelectronics business at the end of 1999. This was partially offset by recognition of $500,000 related to a one-time license sale. The following table categorizes the Company's net sales and revenues for the periods presented:

                                     Years Ended December 31,
                                   -----------------------------
                                        2000           1999           Change
                                   -------------- --------------  --------------

 Contract research, service and
   license revenues                  $7,860,000     $8,906,000        (12%)
 Sales of goods                       5,025,000      2,995,000         68%
                                   -------------- --------------
     Net sales and revenues         $12,885,000    $11,901,000          8%
                                   ============== ==============

COST OF SALES AND REVENUES

         The cost of contract research, service and license revenues decreased $2,459,000 to $4,927,000, and decreased to 63% of related revenues, for the year ended December 31, 2000, compared to $7,386,000 or 83% of related revenues for the year ended December 31, 1999. Cost of contract research, service and license revenues decreased, in dollars and as a percentage of sales due to a decline in fixed costs and a one-time license sale with no associated cost. Cost of goods sold increased $1,428,000 to $4,642,000, and decreased to 92% of related sales, for the year ended December 31, 2000, compared to $3,214,000 or 107% of related sales, for the year ended December 31, 1999. The decrease in total cost of sales and revenues as a percentage of related sales and revenues is caused by product mix and higher volume, and a one time write down to market value of certain work in process inventories in 1999.

         The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                December 31, 2000   %   December 31, 1999   %
                                -----------------  ---  -----------------  ---

 Contract research, service and
   license revenues                 $4,927,000     63%     $7,386,000      83%
 Cost of goods sold                  4,642,000     92%      3,214,000     107%
                                -----------------       -----------------
      Total cost of sales and
        revenues                    $9,569,000     74%    $10,600,000      89%
                                =================       =================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 2000 increased $513,000 to $5,195,000, and increased to 40% of sales and revenues, compared to $4,682,000 or 39% of sales and revenues for the year ended December 31, 1999. Selling, general and administrative expenses increased as a percentage of sales due to increased sales and marketing activities.

INTEREST

         The Company earned $488,000 in interest income for the year ended December 31, 2000 from the investment of the proceeds from the sale of the optoelectronics assets in short-term debt securities, compared to $3,000 for the year ended December 31, 1999. The Company incurred interest expense of $18,000 in 2000 and $132,000 in 1999, of which $11,000 was capitalized in 2000 and $28,000 in 1999 related to internally constructed assets.

INCOME TAXES

         The Company recorded $598,000 of tax benefit for the year ended December 31, 2000, compared to expenses of $1,070,000 for the year ended December 31, 1999. At December 31, 2000, the Company had a gross deferred tax asset of expenses of $1,307,000, against which a valuation allowance of $895,000 was applied. Gross deferred tax liability of $152,000 was applied against the net deferred tax asset resulting in a net deferred tax asset of $260,000.

NET EARNINGS (LOSS)

         The Company reported a net loss for the year ended December 31, 2000 of $800,000, compared to net earnings of $5,367,000 for the year ended December 31, 1999. Net earnings for the year ended December 31, 1999 resulted from the pre-tax gain on sale of assets of $9,918,000, which offset pre-tax operating losses of $3,380,000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES AND REVENUES

        Net sales and revenues decreased $2,242,000 or 16% for the year ended December 31, 1999 to $11,901,000, compared to $14,143,000 for the year ended December 31, 1998. Contract research, service and license revenues decreased $2,018,000 or 18% to $8,906,000 for the year ended December 31, 1999 compared to $10,924,000 for 1998. Sales of goods decreased $224,000 or 7% to $2,995,000 for
1999, compared to $3,219,000 for 1998. The decline in research, service and license revenue was attributed mostly to a decline in research and development contracts with the U.S. Government, as well as a slight decline in Biomedical processing services. The following table categorizes the Company's net sales and revenues for the periods presented:

                                   Years Ended December 31,
                                 ----------------------------
                                     1999            1998           Change
                                 ------------    ------------    ------------

 Contract research, service and
   license revenues                $8,906,000     $10,924,000        (18%)
 Sales of goods                     2,995,000       3,219,000         (7%)
                                 ------------    ------------    ------------
     Net sales and revenues       $11,901,000     $14,143,000        (16%)
                                 ============    ============    ============

COST OF SALES AND REVENUES

         The cost of sales and revenues decreased $609,000 to $10,600,000, but increased to 89% of net sales and revenues, for the year ended December 31, 1999, compared to $11,209,000 or 79% of net sales and revenues for the year ended December 31, 1998.

         The cost of contract research, service and license revenues decreased $716,000 to $7,386,000, and increased to 83% of related revenues, for the year ended December 31, 1999, compared to $8,102,000 or 74% of related revenues for the year ended December 31, 1998. Cost of contract research, service and license revenues decreased, but increased as a percentage of sales, due to a decline in volume. Cost of goods sold increased $107,000 to $3,214,000, and increased to 107% of related sales, for the year ended December 31, 1999, compared to $3,107,000 or 97% of related sales, for the year ended December 31, 1998. The increase in total cost of sales and revenues as a percentage of related sales and revenues is caused by product mix and lower volume, and a one time write down to market value of certain work in process inventories.

         The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                December 31, 1999   %   December 31, 1998   %
                                -----------------  ---  -----------------  ---

 Contract research, service and
   license revenues                 $7,386,000      83%     $8,102,000     74%
 Cost of goods sold                  3,214,000     107%      3,107,000     97%
                                -----------------  ---  -----------------  ---
     Total cost of sales
       and revenues                $10,600,000      89%    $11,209,000     79%
                                =================       =================

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

GAIN ON SALE OF ASSETS

        On December 30, 1999, the Company sold substantially all of the assets of its Optoelectronics business for cash proceeds of $12,910,000. Additionally, the purchaser of the Optoelectronics assets received machinery, equipment and technology. The sale of the assets of the Optoelectronics business resulted in a pre-tax net gain of $9,918,000.

INTEREST

         The Company earned $3,000 in interest income for the year ended December 31, 1999, compared to $22,000 for the year ended December 31, 1998. The Company incurred interest expense of $132,000 in 1999 related to internally constructed assets and $18,000 in 1998, of which $28,000 was capitalized in 1999 and zero in 1998. Increased interest expense during 1999 is a result of increased borrowings under the Company's line of credit to fund working capital requirements.

INCOME TAXES

         The Company recorded $1,070,000 of tax expense for the year ended December 31, 1999, compared to $359,000 for the year ended December 31, 1998. Tax expense for the year ended December 31, 1999 benefited from the realization of a $1,668,000 deferred tax asset for net loss and other credit carryforwards, which was fully reserved at December 31, 1998. At December 31, 1999, the Company had a gross deferred tax asset of $807,000, against which a valuation allowance of $505,000 was applied. Gross deferred tax liability of $302,000 was applied against the net deferred tax asset resulting in a net deferred tax asset of zero.

NET EARNINGS (LOSS)

         The Company reported net earnings for the year ended December 31, 1999 of $5,367,000, compared to net loss of $3,811,000 for the year ended December 31, 1998. Net earnings for the year ended December 31, 1999 included a pre-tax gain on sale of assets of $9,918,189, which offset pre-tax operating loss of $3,380,249.

LIQUIDITY AND CAPITAL RESOURCES

         To date the Company has been able to fund its operating cash requirements using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At December 31, 2000, interest on the line was at the Bank's prime rate plus 1/2 percent (10%). The line contains covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of December 31, 2000, the Company had $550,000 outstanding under this revolving credit facility.

         The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $3,246,000 to $7,463,000 at December 31, 2000, from $10,709,000 at December 31,
1999. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2000, the Company's retained earnings were $2,128,000, compared to retained earnings of $3,188,000 as of December 31, 1999. Working capital as of December 31, 2000 decreased 7% to $9,024,000, compared to $9,718,000 as of December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." was issued. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company's financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101. "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

         In July and September 2000, the EITF reached consensus on Issue No 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs. The Company adopted the consensus in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 did not have a material impact on the consolidated financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  Page
                                                                                                                  Number
                                                                                                                  ------
Independent Auditors' Report                                                                                        19

Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2000 and 1999                                                   20

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998                     21

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998           22

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998                     23

     Notes to Consolidated Financial Statements                                                                     24

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Spire Corporation:


We have audited the consolidated balance sheets of Spire Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Boston, Massachusetts
March 16, 2001

                       SPIRE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                        --------------------------------
                                                                                            2000                 1999
                                                                                        -----------          -----------
                                                      ASSETS
Current assets
--------------
    Cash and cash equivalents                                                           $ 7,463,382          $10,709,370
    Accounts receivable, trade:
        Amounts billed                                                                    2,210,901            2,017,865
        Retainage                                                                            45,457               50,878
        Unbilled costs                                                                      977,800              343,242
                                                                                        -----------          -----------
                                                                                          3,234,158            2,411,985
        Less allowance for doubtful accounts                                                108,000              107,000
                                                                                        -----------          -----------
            Net accounts receivable                                                       3,126,158            2,304,985
                                                                                        -----------          -----------

    Inventories                                                                           2,958,840            1,862,933
    Deferred income taxes                                                                   260,000                 --
    Prepaid expenses and other current assets                                               326,725              351,948
                                                                                        -----------          -----------
            Total current assets                                                         14,135,105           15,229,236
                                                                                        -----------          -----------

Property and equipment                                                                   15,084,479           14,640,003
    Less accumulated depreciation and amortization                                       12,913,912           12,621,001
                                                                                        -----------          -----------
            Net property and equipment                                                    2,170,567            2,019,002
                                                                                        -----------          -----------

Patents (less accumulated amortization, $478,287 in 2000 and $448,507 in 1999)              131,128              106,956
Other assets                                                                                  5,567                8,271
                                                                                        -----------          -----------
                                                                                            136,695              115,227
                                                                                        -----------          -----------
                                                                                        $16,442,367          $17,363,465
                                                                                        ===========          ===========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                                    $ 1,230,607          $ 1,280,951
    Accrued liabilities                                                                   1,229,432            1,197,624
    Notes payable                                                                           550,000                 --
    Federal and State income taxes payable                                                     --              1,070,000
    Advances on contracts in progress                                                     2,100,910            1,962,299
                                                                                        -----------          -----------
        Total current liabilities                                                         5,110,949            5,510,874
                                                                                        -----------          -----------
Stockholders' equity
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 6,681,824 shares in 2000 and 7,637,852 shares in 1999                         66,818               76,379
    Additional paid-in capital                                                            8,877,019            9,808,049
    Retained earnings                                                                     2,387,581            3,187,850
                                                                                        -----------          -----------
                                                                                         11,331,418           13,072,278
    Less treasury stock at cost, 1,104,320 shares in 1999                                      --              1,219,687
                                                                                        -----------          -----------
        Total stockholders' equity                                                       11,331,418           11,852,591
                                                                                        -----------          -----------
                                                                                        $16,442,367          $17,363,465
                                                                                        ===========          ===========

                                  See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------
                                                                     2000                   1999                   1998
                                                                 ------------           ------------           ------------
Net sales and revenues
    Contract research, service and license revenues              $  7,859,470           $  8,905,528           $ 10,924,062
    Sales of goods                                                  5,025,159              2,995,240              3,219,181
                                                                 ------------           ------------           ------------
        Total sales and revenues                                   12,884,629             11,900,768             14,143,243
                                                                 ------------           ------------           ------------

Costs and expenses
    Cost of contract research, services and licenses                4,927,157              7,385,649              8,102,075
    Cost of goods sold                                              4,641,586              3,213,643              3,106,948
    Selling, general and administrative expenses                    5,195,365              4,681,725              5,146,930
    Other operating charges                                              --                     --                1,243,989
                                                                 ------------           ------------           ------------
        Total costs and expenses                                   14,764,108             15,281,017             17,599,942
                                                                 ------------           ------------           ------------

Loss from operations                                               (1,879,479)            (3,380,249)            (3,456,699)


Gain on sale of assets                                                   --                9,918,189                   --

Interest income (expense), net                                        481,591               (101,245)                 4,005
                                                                 ------------           ------------           ------------

Earnings (loss) before income taxes                                (1,397,888)             6,436,695             (3,452,694)

Income tax expense (benefit)                                         (597,619)             1,070,000                358,578
                                                                 ------------           ------------           ------------

Net earnings (loss)                                              $   (800,269)          $  5,366,695           $ (3,811,272)
                                                                 ============           ============           ============

Earnings (loss) per share of common stock - basic                $      (0.12)          $       0.83           $      (0.59)
                                                                 ============           ============           ============

Earnings (loss) per share of common stock - diluted              $      (0.12)          $       0.82           $      (0.59)
                                                                 ============           ============           ============
Weighted average number of common and common equivalent
    shares outstanding - basic                                      6,628,667              6,492,224              6,470,542
                                                                 ============           ============           ============
Weighted average number of common and common equivalent
    shares outstanding - diluted                                    6,628,667              6,549,426              6,470,542
                                                                 ============           ============           ============

                               See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                      COMMON STOCK         ADDITIONAL         TREASURY STOCK           RETAINED
                                ----------------------      PAID-IN      -------------------------     EARNINGS
                                  SHARES       AMOUNT       CAPITAL        SHARES        AMOUNT        (DEFICIT)        TOTAL
                                ----------    --------    -----------    ----------    -----------    -----------    ------------
Balance, December 31, 1997       7,514,164    $ 75,142    $ 9,607,897     1,104,320    $(1,219,687)   $ 1,632,427    $ 10,095,779
    Exercise of stock options       77,688         777        134,637          --             --             --           135,414
    Net loss                          --          --             --            --             --       (3,811,272)     (3,811,272)
                                ----------    --------    -----------    ----------    -----------    -----------    ------------

Balance, December 31, 1998       7,591,852      75,919      9,742,534     1,104,320     (1,219,687)    (2,178,845)      6,419,921
    Exercise of stock options       46,000         460         65,515          --             --             --            65,975
    Net earnings                      --          --             --            --             --        5,366,695       5,366,695
                                ----------    --------    -----------    ----------    -----------    -----------    ------------

Balance, December 31, 1999       7,637,852      76,379      9,808,049     1,104,320     (1,219,687)     3,187,850      11,852,591
    Exercise of stock options      148,292       1,482        277,614          --             --             --           279,096
    Retire treasury stock       (1,104,320)    (11,043)    (1,208,644)   (1,104,320)     1,219,687           --              --
    Net loss                          --          --             --            --             --         (800,269)       (800,269)
                                ----------    --------    -----------    ----------    -----------    -----------    ------------

Balance, December 31, 2000       6,681,824    $ 66,818    $ 8,877,019          --             --      $ 2,387,581    $ 11,331,418
                                ==========    ========    ===========    ==========    ===========    ===========    ============

                                   See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                      2000              1999             1998
                                                                                 ------------      ------------      -----------
Cash flows from operating activities:
    Net earnings (loss)                                                          $   (800,269)     $  5,366,695      $(3,811,272)
    Adjustments to reconcile net earnings (loss) to net
        cash provided by operating activities:
            Depreciation and amortization                                             452,291           970,646        1,018,112
            Loss (gain) on sale and abandonment of assets                              13,064        (9,918,189)            --
            Deferred income taxes                                                    (260,000)             --            300,000
            Changes in assets and liabilities (excluding the impact of assets sold):
                Accounts receivable                                                  (821,173)          850,291          549,307
                Inventories                                                        (1,095,907)          289,910       (1,265,463)
                Prepaid expenses and other current assets                              25,223           (11,701)         138,001
                Income taxes payable                                               (1,070,000)        1,070,000             --
                Accounts payable and accrued liabilities                              (18,536)           86,711          629,191
                Advances on contracts in progress                                     138,611           850,242          701,688
                                                                                 ------------      ------------      -----------
                     Net cash (used in) provided by operating activities           (3,436,696)         (445,395)      (1,740,436)
                                                                                 ------------      ------------      -----------

Cash flows from investing activities:
    Proceeds from sale of assets (net of related expenses)                               --          12,204,007             --
    Additions to property and equipment                                              (584,436)         (351,522)        (798,654)
    Increase in patent costs                                                          (53,952)          (30,383)         (24,793)
    Other assets                                                                         --              (5,178)           4,608
                                                                                 ------------      ------------      -----------
                   Net cash provided by (used in) investing activities               (638,388)       11,816,924         (818,839)
                                                                                 ------------      ------------      -----------

Cash flows from financing activities:
    Net borrowings (payments) on short-term debt                                      550,000          (850,000)         850,000
    Exercise of stock options                                                         279,096            65,975          135,414
                                                                                 ------------      ------------      -----------
                     Net cash provided by (used in) financing activities              829,096          (784,025)         985,414
                                                                                 ------------      ------------      -----------

Net increase (decrease) in cash and cash equivalents                               (3,245,988)       10,587,504       (1,573,861)

Cash and cash equivalents, beginning of year                                       10,709,370           121,866        1,695,727
                                                                                 ------------      ------------      -----------
Cash and cash equivalents, end of year                                           $  7,463,382      $ 10,709,370      $   121,866
                                                                                 ============      ============      ===========

Supplemental disclosures of cash flow information:
     Cash paid during the year for:
            Interest                                                             $     17,297      $    132,294      $    19,030
                                                                                 ============      ============      ===========
            Income taxes                                                         $    489,547              --        $    44,400
                                                                                 ============      ============      ===========

                                        See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

(1)     NATURE OF THE BUSINESS

        Spire develops, manufactures, and markets highly engineered solar electric manufacturing equipment and systems and provides biomedical processing services. Spire designs and manufactures specialized equipment for the production of terrestrial photovoltaic modules from solar cells. Spire sells solar systems through its Chicago, Illinois facility. Spire's value-added service offerings to biomedical customers provide surface treatments to enhance the performance of medical products. Spire also conducts research and development activities, primarily for the U.S. government.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (A)    PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company has entered into an unsecured revolving Loan Agreement with its subsidiary Spire Biomedical, Inc. The note has interest on the line at prime rate plus 1/2 percent. This loan has been eliminated for consolidation purposes.

        (B)    REVENUE RECOGNITION

        Sales of good and services. A sale is recorded when title passes to the customer or when services are performed in accordance with contracts. Sales under complex contracts are recorded based on objectively determined fair value of each component of the contract, in accordance with generally accepted accounting principles.

        Government contracts. Revenues and estimated profits on long-term government contracts are generally recognized under the percentage-of-completion method of accounting using a cost-to-cost methodology. Profit estimates are revised periodically based on changes in facts and any losses on contracts are recognized immediately.

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

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


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

        (G)    RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 2000, 1999 and 1998, unfunded research and development costs were $299,000, $184,000 and $344,000, respectively.

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

        (I)    USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

        (L)    STOCK-BASED COMPENSATION

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion N. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


        (M)    RECLASSIFICATION OF PRIOR YEARS

        Prior year financial statements have been reclassified to conform to the current presentation.

        (N)    CASH AND CASH EQUIVALENTS

        Cash and cash equivalents include cash, time deposits and all highly liquid debt with an original maturity of three months or less. Included in Cash and Cash Equivalents at December 31, 2000 was $750,000 in an escrow account relating to the sale of assets of the Optoelectronics business.

        (O)    SHIPPING AND HANDLING COSTS

        Shipping and handling costs are included in cost of goods sold.

        (P)    NEW ACCOUNTING STANDARDS

        In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." was issued. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company's financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting (SAB) No. 101. "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The adoption of SAB 101 did not have a material impact on the consolidated financial statements.

        In July and September 2000, the EITF reached consensus on Issue No 00-10, "Accounting for Shipping and Handling Fees and Costs." This issue addresses the income statement classification for shipping and handling fees and costs. The Company adopted the consensus in the fourth quarter of 2000. The adoption of EITF Issue No. 00-10 did not have a material impact on the consolidated financial statements.

(3)     ACCOUNTS RECEIVABLE

        Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

        Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year which totaled $45,000 and $51,000 at December 31, 2000 and 1999, respectively. All other accounts receivable are expected to be collected within one year.

        All contracts with United States Government agencies have been audited through December 1997. Except as discussed in the following paragraph, the Company has not incurred significant losses as a result of government audits.

        On March 2, 1998, the Company received a letter from the Office of the United States Attorney for the Eastern District of Virginia stating that it was considering the commencement of a civil action concerning seven research initiatives undertaken by the Company in the period from 1990 to the present. The letter alleged that, in certain instances, the Company had failed to inform the government of pending or previously submitted proposals for work the government alleges was related to proposals which were funded. Rather than continuing to incur the legal costs and expend management resources in litigating this matter, the Company settled with the government on August 18, 1998 for $547,000. This amount was included in Other Operating Expenses in the Statements of Operations.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


(4)     INVENTORIES

        Inventories consist of the following:

                                                                       December 31,
                                                             ------------------------------
                                                                2000                1999
                                                             ----------          ----------
                  Raw materials                              $  588,732          $  653,695
                  Work in process                             1,951,842           1,044,331
                  Finished goods                                418,266             164,907
                                                             ----------          ----------
                                                             $2,958,840          $1,862,933
                                                             ==========          ==========

(5)     ACCRUED LIABILITIES

        Accrued liabilities include the following:

                                                                       December 31,
                                                             ------------------------------
                                                                2000                1999
                                                             ----------          ----------
                  Accrued payroll and payroll taxes          $  337,161          $  575,401
                  Advanced purchase discounts                   272,965                --
                  Accrued other                                 619,306             622,223
                                                             ----------          ----------
                                                             $1,229,432          $1,197,624
                                                             ==========          ==========

(6)     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                               December 31,
                                                    --------------------------------
                                                        2000                 1999
                                                    -----------          -----------
                  Machinery and equipment           $10,490,494          $10,416,381
                  Furniture and fixtures              2,880,596            2,716,215
                  Leasehold improvements              1,600,645            1,503,452
                  Construction in progress              112,744                3,955
                                                    -----------          -----------
                                                    $15,084,479          $14,640,003
                                                    ===========          ===========

(7)     NOTES PAYABLE AND CREDIT ARRANGEMENTS

        On July 25, 2000, the Company entered into a new revolving credit agreement for a one year period with Silicon Valley Bank. This agreement established a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit was established to provide the Company with resources for general working capital purposes and standby letter of credit guarantees for foreign customers. The line is secured by all assets of the Company. Interest on the line is at the bank's prime rate plus 1/2 percent (10% at December 31, 2000). The line contains restrictive covenants including provisions relating to profitability and net worth. The Company is currently compliant with the terms of this credit agreement. As of December 31, 2000, the Company had $550,000 outstanding under this revolving credit line, and the related interest expense in 2000 was $18,000.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


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

        Through December 31, 2000, the Company has outstanding under its Directors Stock Option Plan and the 1996 Equity Incentive Plan, 85,000 non-qualified stock options to the unaffiliated directors of the Company for the purchase of common stock at an average price of $4.67 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company may no longer award options under any plans except the 1996 Equity Incentive Plan.

       A summary of the activity of these plans follows:

                                                                                    Weighted
                                                                    Number of        Average
                                                                     Shares        Option Price
                                                                    --------       ------------
                  Outstanding, December 31, 1997                     439,762           $1.88
                       Granted                                       199,326           $5.76
                       Exercised                                     (77,688)          $1.75
                       Canceled                                      (81,700)          $1.84
                                                                    --------           -----

                  Outstanding, December 31, 1998                     479,700           $3.51
                       Granted                                       226,900           $1.80
                       Exercised                                     (46,000)          $1.43
                       Canceled                                      (61,900)          $3.87
                                                                    --------           -----

                  Outstanding, December 31, 1999                     598,700           $3.01
                       Granted                                       330,244           $2.91
                       Exercised                                    (149,542)          $1.83
                       Canceled                                     (196,544)          $3.73
                                                                    --------           -----

                  Outstanding, December 31, 2000                     582,858           $2.99
                                                                    ========           =====
                  Options Exercisable at December 31, 2000           122,572           $3.24
                                                                    ========           =====

        The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Options Outstanding                                     Options Exercisable
                       --------------------------------------------------------       -------------------------------------------
                                        Weighted Average       Weighted
         Range of         Number           Remaining            Average                       Number         Weighted Average
      Exercise Price   Outstanding     Contractual Life     Exercise Price                  Exercisable       Exercise Price
      --------------   --------------------------------------------------------       --------------------- ---------------------

      $1.25 to $2.49       182,876         7.6 years             $1.79                         74,229             $1.74
      $2.50 to $5.00       359,982         8.9 years             $3.08                         25,843             $3.82
      $5.01 to $7.94        40,000         7.1 years             $7.53                         22,500             $7.40
                       ---------------                                                ---------------------
                           582,858         8.1 years             $2.99                        122,572             $3.24
                       ===============                                                =====================

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998



        There were 913,516 shares reserved for issuance under all plans at December 31, 2000. The per-share weighted-average fair value of stock options granted in 2000, 1999 and 1998 was $2.91, $1.64 and $4.07, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                        Expected            Risk-Free         Expected           Expected
        Year        Dividend Yield       Interest Rate      Option Life       Volatility Factor
    --------------------------------------------------------------------------------------------------

        2000              0%                 5.65%            5 years             98.2%
        1999              0%                 5.89%            5 years             93.1%
        1998              0%                 5.50%            5 years             85.4%


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

                                                                                       2000             1999              1998
                                                                                ----------------- ---------------- -----------------

             Net earnings (loss) as reported                                         $(800,270)       $5,366,695      $(3,811,272)
             Earnings (loss) per share of common stock - diluted, as reported           $(0.12)            $0.82           $(0.59)
             Net earnings (loss) pro forma                                           $(920,063)       $4,467,018      $(4,068,390)
             Earnings (loss) per share of common stock - diluted, pro forma             $(0.14)            $0.70           $(0.63)

        Pro forma net earnings (loss) reflect only options granted after 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above for 1999 and 1998 because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

        Revenues for the optoelectronics business amounted to $2,664,000, $4,419,00 and $6,106,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Operating income (loss) for the optoelectronics business was $1,145,000, (1,047,000) and ($1,421,000) for the years ended December 31, 2000,
1999 and 1998, respectively.

        The sale of the assets of the Optoelectronics business resulted in a pre-tax net gain of $9,918,189.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998



 (10)   INCOME TAXES

        Total federal and state income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998, consists of the following:

                                            2000                 1999                 1998
                                        -----------           -----------          -----------
                  Current:

                       State            $     6,000           $   317,234          $     9,000
                       Federal             (343,619)              752,766               49,578
                                        -----------           -----------          -----------
                                        $  (337,619)          $ 1,070,000          $    58,578
                                        -----------           -----------          -----------
                  Deferred:
                       State            $      --             $      --            $    46,474
                       Federal             (260,000)                 --                253,526
                                        -----------           -----------          -----------
                                           (260,000)                 --                300,000
                                        -----------           -----------          -----------
                                        $  (597,619)          $ 1,070,000          $   358,578
                                        ===========           ===========          ===========

Actual income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 differs from the "expected" income tax expense (benefit) for the year (computed by applying the U.S. federal corporate income tax rate of 34% to earnings (loss) before income taxes) as follows:

                                                                                2000                  1999                  1998
                                                                            -----------           -----------           -----------
                  Computed "expected" income tax expense (benefit)          $  (475,282)          $ 2,188,477           $(1,114,746)
                  State tax, net of federal benefit                               3,960               404,401               (89,660)
                  Increase (decrease) in valuation allowance                    234,658            (1,667,514)            1,582,790
                  Permanent differences                                          12,152                 4,446                 8,194
                  Utilization of tax credit carryforwards                      (337,619)                 --                 (28,000)
                  Other                                                          36,488               140,190                  --
                                                                            -----------           -----------           -----------
                                                                            $  (597,619)          $ 1,070,000           $   358,578
                                                                            ===========           ===========           ===========

        The amount recorded as a deferred income tax asset as of December 31, 2000 represents the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The federal net operating loss in 2000 may be carried back to 1999 and generate a tax refund. As a result, a deferred tax asset has been recognized in amount equal to the recoverable tax.

        The tax effects of temporary differences that give rise to significant portions of net deferred tax assets at December 31, 2000 and 1999 are presented below:

                                                                                   2000                   1999
                                                                                -----------           -----------
                  Deferred tax assets:
                    Charitable contributions                                    $     2,965           $      --
                    Accounts receivable                                              45,834                43,089
                    Accruals                                                        187,856                95,310
                    Inventories                                                     160,355               103,636
                    Federal and state net operating loss carryforwards              536,460                  --
                    General business credit carryforwards                              --                 222,923
                    Alternative minimum tax credit carryforwards                    322,956               342,030
                    Foreign tax credit                                               50,578                  --
                         Total gross deferred tax assets                          1,307,004               806,988
                         Less: valuation allowance                                 (895,428)             (504,531)
                                                                                -----------           -----------
                         Net deferred tax assets                                    411,576               302,457
                                                                                -----------           -----------
                  Deferred tax liabilities:
                    Property and equipment                                         (151,576)             (302,457)
                                                                                -----------           -----------
                         Total gross deferred tax liabilities                      (151,576)             (302,457)
                                                                                -----------           -----------
                    Net deferred tax assets                                     $   260,000           $      --
                                                                                ===========           ===========

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


        The valuation allowance for deferred tax assets as of December 31, 2000 was $895,428. The net change in the total valuation allowance for the year ended December 31, 2000 and 1999 was an increase of $390,897 and a decrease of $1,667,574, respectively.

        Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2000 will be allocated to income tax benefit in the amount of $739,189 and to paid in capital in the amount of $156,239.

        At December 31, 2000, the Company had approximately $1,316,000 in net operating loss carryforwards for both federal and state purposes. The losses will expire in 2020 for federal purposes and in 2005 for state purposes. The Company also had $322,956 in alternative minimum tax credits to offset future taxable income with no expiration date.

(11)    COMMITMENTS AND CONTINGENCIES

        The Company subleases the majority of its facilities from a company that leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The sublease originally was for a period of ten years, after which the Company exercised its options to extend for additional five-year periods expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked with the Consumer Price Index. Total rent expense under this lease was $675,000, $922,000 and $907,000 in 2000, 1999 and 1998, respectively. The Company has entered into a sublease with the purchaser of its Optoelectronics business. The sublease expires on November 30, 2005. The purchaser subleases approximately 29% of the total facility.

        The Company has also entered into other noncancelable operating leases. Total rent expense charged to these noncancelable leases was $142,000, $133,000, and $128,000 in 2000, 1999 and 1998, respectively.

        Future minimum lease payments under operating
         leases are as follows:
               2001                                        677,000
               2002                                        677,000
               2003                                        677,000
               2004                                        677,000
               2005 and beyond                             620,000
                                                      ------------
                                                        $3,328,000
                                                      ============

        The Company is subject to legal proceedings and claims arising out of its business that cover a wide range of matters including trade regulation, contracts, environmental issues, product liability, patent matters and taxes. Management, after review and consultation with counsel, considers that any liability from all of these pending lawsuits and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

(12)    PROFIT SHARING PLAN

        In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. In the years ended December 31, 2000 and the December 31, 1998, the Company contributed its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. The Company temporarily suspended such contribution beginning in 1999 and had reinstituted matching effective January 1, 2000. Expense recognized under the plan in 2000, 1999 and 1998 was $93,000, $0 and $46,000, respectively.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


 (13)   EARNINGS (LOSS) PER SHARE

        The following table provides a reconciliation of the denominators of diluted earnings (loss) per share computations for the years ended December 31:

                                                                                      2000               1999               1998
                                                                                    ---------          ---------          ---------
                  Weighted average number of common shares outstanding              6,628,667          6,492,224          6,470,542
                  Add net additional common shares upon exercise of common
                      stock options                                                      --               57,202               --
                                                                                    ---------          ---------          ---------
                  Adjusted weighted average common shares outstanding               6,628,667          6,549,426          6,470,542
                                                                                    =========          =========          =========

       At December 31, 2000 and 1998, 582,858 and 479,700 shares of common stock issuable under stock options, respectively, were not included in the calculation diluted earnings per share because their effects would be antidilutive.

(14)     OTHER OPERATING CHARGES

        Other operating charges in 1998, which included expenses of a non-recurring nature, consisted of the following:

               Settlement of Government claim                                                                   $ 547,000
               Legal costs incurred in settlement of Government claim                                             158,895
               Legal costs incurred in enforcing non-competition agreements  with former employees                294,489
               Severances and associated fringe benefit costs incurred in downsizing Company                      243,605
                                                                                                              -----------
                                                                                                               $1,243,989
                                                                                                              ===========

(15)    OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                             Solar             Solar             Biomedical        Biophotonics                           Total
                           Equipment          Systems             Division           Division            Other           Company
                        ----------------- ---------------- ------------------- ------------------- ---------------- ----------------
December 31, 2000
Net sales and revenues     $ 5,057,200        $ 848,464          $4,315,393         $ 2,663,572           $   --        $12,884,629
Earnings (loss) from
   operations                 (863,584)        (683,827)           (622,209)            290,140               --         (1,879,480)
Identifiable assets          3,595,536        1,015,909           2,010,025           1,145,115        8,675,782         16,442,367
Capital expenditures           151,636           35,211             176,467              12,410          208,712            584,436
Depreciation                    83,650            2,418             136,010               2,944          194,689            419,711

December 31, 1999
Net sales and revenues     $ 3,851,663           $   --          $3,695,394         $ 4,353,711           $   --        $11,900,768
Loss from operations         (1,644,499)             --            (689,103)         (1,046,647)              --         (3,380,249)
Identifiable assets          3,204,553               --           1,620,609             755,192       11,783,111         17,363,465
Capital expenditures           119,929               --             146,588              30,620           54,385            351,522
Depreciation                    50,660               --             191,795             453,771          148,569            844,795

December 31, 1998
Net sales and revenues     $ 3,948,878           $   --          $4,088,342         $ 6,106,023           $   --        $14,143,243
Loss from operations         (1,465,350)             --            (570,668)         (1,420,681)              --         (3,456,699)
Identifiable assets          3,821,904               --           1,942,166           3,690,078        1,319,695         10,773,843
Capital expenditures           150,262               --             256,816             262,624          128,952            798,654
Depreciation                    95,539               --             246,190             515,731               --            857,465
Other operating charges        395,848               --             351,225             496,916               --          1,243,983

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


        The following table shows net sales and revenues by geographic area (based on customer location):

                          2000                1999                 1998
                  --------------------- ------------------ ---------------------

   Foreign              $2,577,000           $2,619,000          $2,404,000
   United States        10,308,000            9,282,000          11,739,000
                  --------------------- ------------------ ---------------------
                       $12,885,000          $11,901,000         $14,143,000
                  ===================== ================== =====================

        During 2000, the Company's operations were focused on two primary business areas: Spire Solar (comprised of two distinct segments, Solar Equipment and Solar Systems) and Spire Biomedical. Both areas operated out of the Company's facility in Bedford, Massachusetts. Operations in the Company's Biophotonics Division (previously known as Optoelectronics) continued during 2000, however this segment has been deemphasized since the sale of the Optoelectronics assets at the end of 1999.

        The Solar Equipment segment develops, manufactures and markets photovoltaic module manufacturing equipment and production lines. The Solar Systems segment began operations in 2000 and is currently limited to operations in the City of Chicago. This segment manufactures and installs complete photovoltaic systems and also works with Energy Service Providers ("ESP") with photovoltaic businesses by providing turnkey factories and business systems. The Spire Biomedical area uses ion beam technology to provide processing services to the medical industry by treating the surfaces of products such as orthopedic devices and catheters used in the human body. On December 30, 1999, the Company sold substantially all the assets of its optoelectronics area.

        Each operating area is individually managed and has separate financial results that are reviewed by the Board of Directors, Chief Executive Officer, and the vice president and general manager of each operating division.

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

        Revenues from contracts with United States government agencies for the years ended December 31, 2000, 1999 and 1998 were $4,098,000, $4,381,000 and
$6,092,000 or 32%, 37% and 43% of consolidated net sales and revenues, respectively. In 2000, 1999 and 1998, export revenues were $2,515,000, $2,610,000 and $2,400,000, respectively, or 20%, 22% and 17% of consolidated net sales and revenues, respectively.

(16)    QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following is a summary of the consolidated quarterly results for the years ended December 31, 2000 and 1999:

                                                                                      2000
                                                                                Three Months Ended
                                                ------------------------------------------------------------------------------------
                                                       March 31              June 30           September 30          December 31
                                                -------------------- -------------------- -------------------- ---------------------

            Net sales and revenues                    $4,531,620           $3,159,114           $2,826,244            $2,367,651
            Costs and expenses                         4,183,901            3,748,639            3,371,979             3,459,591
            Earnings (loss) before income taxes          472,812             (472,014)            (426,016)             (972,671)
            Income tax expense (benefit)                 205,600             (205,600)            (298,619)             (299,000)
            Net earnings (loss)                          267,212             (266,414)            (127,397)             (673,671)
            Net earnings (loss) per share                   0.04                (0.04)               (0.02)                (0.10)

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998

                                                                                           1999
                                                                                    Three Months Ended
                                                 -----------------------------------------------------------------------------------
                                                       March 31              June 30           September 30          December 31
                                                 --------------------- -------------------- -------------------- -------------------
            Net sales and revenues                      $3,817,716           $2,681,578           $2,722,028            $2,679,446
            Costs and expenses                           3,940,070            3,218,571            3,550,823             4,571,553
            Earnings (loss) before income taxes           (149,153)            (558,306)            (862,104)           (1,810,686)
            Gain on sale of assets                              --                   --                   --             9,918,189
            Income tax expense                                  --                   --                   --             1,070,000
            Net earnings (loss)                           (149,153)            (558,306)            (862,104)            6,936,259
            Net earnings (loss) per share                    (0.02)               (0.09)               (0.13)                 1.07


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

        None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

        Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 2001 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act during 2000 is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

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

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

(1)     EXHIBITS

        The following Exhibits are either filed herewith or are incorporated by reference as may be indicated.

        3 (a) Articles of Organization as amended, incorporated by reference to Exhibit 3 (a) to the Company's Form 10-QSB for the quarter ended June 30, 1997.

        3 (b)     By-Laws, as amended, incorporated by reference to Exhibit 3
                  (b) to the Company's Form 10-K for the year ended December 31, 1989.

        10 (a) Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated November 25, 1985, incorporated by reference to Exhibit 10 (a) to the Company's Form 10-K for the year ended December 31, 1985 ("1985 10-K").

        10 (b) Amendment to Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated December 30, 1999.

        10 (c) Sublease Agreement with Methode Electronics, Inc. as tenant for portion of facility at Bedford, Massachusetts dated December 29, 1999.

        10 (d) Asset Purchase Agreement dated as of November 18, 1999 with Methode Electronics, Inc. and Methode Massachusetts, Inc., incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 29, 1999.

        10 (e) Employment Agreement with Roger G. Little dated October 3, 1983, as amended.

        Employee and Director Benefit Plans
        -----------------------------------

        10 (f) Spire Corporation 1985 Incentive Stock Option Plan incorporated by reference to Exhibit 10 (d) to the Company's Form 10-K for the year ended December 31, 1984 ("1984 10-K").

        10 (g) Spire Corporation 401(k) Profit Sharing Plan, including Adoption Agreement, incorporated by reference to Exhibit 10
                  (e) to the 1984 10-K.

        10 (h) Spire Corporation Directors' Stock Option Plan, incorporated by reference to Exhibit 10 (f) to the 1985 10-K.

        10 (i) Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Exhibit 99 to Registration Statement 333-22223, filed February 21, 1997.

        11        Statement Regarding Computation of Per Share Earnings (Loss).

        21        Subsidiaries of the Company.

        23.1      Accountants' Consent.


(2)   REPORTS ON FORM 8-K

      None.

                                     PART IV

                                      11-K

        Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 2000.

                  Spire Corporation 401(k) Profit Sharing Plan
                              Financial Statements
                           December 31, 2000 and 1999
                                      with
                          Independent Auditors' Report

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                          INDEX TO FINANCIAL STATEMENTS
                                                                        Page
                                                                       Number
                                                                       ------

Independent Auditors' Report                                             38

Financial Statements:

      Statements of Net Assets Available for Plan Benefits               39

      Statements of Changes in Net Assets Available for Plan Benefits    40

      Notes to the Financial Statements                                  41

                          INDEPENDENT AUDITORS' REPORT


To the Participants and Administrator of Spire Corporation 401(k) Profit Sharing Plan
Bedford, Massachusetts


We have audited the accompanying statements of net assets available for plan benefits of the Spire Corporation 401(k) Profit Sharing Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for plan benefits for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits at December 31, 2000 and 1999, and the changes in net assets available for plan benefits for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


CARLIN, CHARRON & ROSEN LLP

Boston, Massachusetts
March 16, 2001

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN
              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                           DECEMBER 31, 2000 AND 1999


                                                     2000               1999
                                                  ----------          ----------
ASSETS

INVESTMENTS:
    At fair value:
        Common stock - Spire Corporation          $1,601,440          $1,293,359
        Mutual funds                               4,290,451           5,467,156

    At contract value:
        Hartford Fixed Income Fund                   297,626             287,724
                                                  ----------          ----------

             TOTAL INVESTMENTS                     6,189,517           7,048,239

RECEIVABLES:
    Employer's contribution                           13,806                --
    Participants' contribution                        32,283              39,843
    Participants' loan receivables                   144,149             149,292
                                                  ----------          ----------

        TOTAL RECEIVABLES                            190,238             189,135

CASH                                                      20                  10
                                                  ----------          ----------

TOTAL ASSETS                                      $6,379,775          $7,237,384
                                                  ==========          ==========

NET ASSETS AVAILABLE FOR BENEFITS                 $6,379,775          $7,237,384
                                                  ==========          ==========


                 See accompanying notes to financial statements.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000            1999             1998
                                                                 -----------      -----------      -----------
ADDITIONS TO NET ASSETS ATTRIBUTED TO:

Investment income:

Interest and dividends                                           $    70,928      $    36,383      $    77,965
Interest-other                                                        11,890           14,675           13,732
Realized gains                                                       168,541           14,161          148,391
Net appreciation (depreciation) in fair value of investments
    as determined by quoted market price                             231,415        1,751,184       (2,387,089)
                                                                 -----------      -----------      -----------
                                                                     482,774        1,816,403       (2,147,001)
Contributions:
    Employer                                                         116,872               48           97,517
    Employees                                                        290,898          394,873          509,294
                                                                 -----------      -----------      -----------

Total additions                                                      890,544        2,211,324       (1,540,190)
                                                                 -----------      -----------      -----------


DEDUCTIONS FROM NET ASSETS ATTRIBUTED TO:

Benefits paid to participants                                     (1,748,173)        (529,469)        (494,203)
                                                                 -----------      -----------      -----------

Total deductions                                                  (1,748,173)        (529,469)        (494,203)
                                                                 -----------      -----------      -----------

Net increase (decrease)                                             (857,629)       1,681,855       (2,034,393)

Net assets available for plan benefits:
    Beginning of year                                              7,237,384        5,555,529        7,589,922
                                                                 -----------      -----------      -----------
    End of year                                                  $ 6,379,755      $ 7,237,384      $ 5,555,529
                                                                 ===========      ===========      ===========

                 See accompanying notes to financial statements.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

1.      PLAN DESCRIPTION

        The following description of the Spire Corporation (Company) 401(k) Profit Sharing Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

        GENERAL

        The Plan is a salary reduction (401(k)) plan covering all full-time employees of the Company who have three months of service and are age twenty-one or older. It is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

        CONTRIBUTIONS

        1.   Employer Contribution
             The Company will contribute to the Plan an amount equal to 40% of an employee's contributions up to a maximum of 6% of an employee's cash compensation. The Company's contribution will always be used to purchase/acquire Company common stock on the open market. The Company has reinstated the employer contribution effective January 1, 2000.

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

        PARTICIPANT LOANS

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

        FORFEITED ACCOUNTS

        At December 31, 2000 and 1999, forfeited nonvested accounts totaled zero and $38,335 respectively. During 2000, the Company re-allocated the forfeitures to reduce employer contributions in accordance with the plan document.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        INVESTMENT VALUATION

        The Plan's investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Participant notes receivable are valued at cost which approximated fair value.

        The fixed income fund and group annuity contracts are stated at contract value, which approximates fair value, as reported to the Plan by Hartford.

        PAYMENT OF BENEFITS

        Benefits are recorded when paid.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Plan administrator to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        CONCENTRATION OF CREDIT RISK

        Financial instruments which subject the Plan to concentration of credit risk consist principally of guaranteed investment contracts. The Plan restricts investment of guaranteed investment contracts to financial institutions with high credit standing.

3.      INVESTMENTS AND ADMINISTRATION OF PLAN ASSETS

        The Plan trustees entered into an agreement with USI Consulting Group to provide investment options and record keeping for the participants of the Plan. Under the terms of the agreement, certain assets of the Plan are held in a Deposit Administration Account for the benefit of the participants. The Deposit Administration Account consists of:

        (a) The Fixed Income Fund, which includes amounts allocated to Hartford's General Investment Account. These amounts are guaranteed as to principal and minimum interest earnings. The interest rate guaranteed for the year ended December 31, 2000 was 4.7%.

        (b) The Direct Participation Account, which consists of amounts allocated to Separate Investment Accounts. The Separate Investment Accounts include investments in international and domestic equity growth funds, balanced funds, income funds and money market funds. The amounts invested in the Direct Participation Account are not guaranteed as to principal or minimum interest earnings.

        The common shares of the Company and the mutual fund shares are valued at fair value on December 31 of each year. Fair value is determined by using quoted market values. The fixed income fund and group annuity contracts are stated at contract value, which approximates fair value, as reported to the Plan by Hartford. During the years ended December 31, the Plan's investments appreciated (depreciated) in value by $231,415 in 2000, $1,751,184 in 1999 and ($2,387,089) in 1998.

        Investments that represent 5% or more of the Plan's net assets are as follows:

                                                                  2000           1999
                                                               ----------     ----------
                  Franklin California Growth Fund              $1,456,645     $2,117,695
                  Washington Mutual Investors Fund                464,410        484,680
                  Spire Company Stock                           1,601,440      1,293,359
                  Oppenheimer Quest Opportunity Value Fund      1,360,060           --
                  Oppenheimer Quest Value Fund                       --        1,745,798
                  All funds less than 5% of net assets          1,497,220      1,595,852
                                                               ----------     ----------
                                                               $6,379,775     $7,237,384
                                                               ==========     ==========

4.      PLAN TERMINATION

        Although they have not expressed any intent to do so, the Company has the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

5.      INCOME TAX STATUS

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

6.      RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500

        Certain contributions receivable at December 31, 1999 as shown in the Form 5500 are reclassified to investments in the financial statements based on investment reports prepared and certified by the insurance company. This has no effect on total net assets available for benefits.

        The following is a reconciliation of total investments per the accompanying 2000 and 1999 financial statements to Form 5500.

                                                                              2000             1999
                                                                          -----------      -----------
                  Total investments per financial statements              $ 6,379,775      $ 7,237,384
                  Participant contributions receivable at end of year         (32,283)         (39,843)
                  Employer contribution receivable at end of year             (13,806)            --
                                                                          -----------      -----------
                       Total investments per Form 5500                    $ 6,333,686      $ 7,197,541
                                                                          ===========      ===========

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPIRE CORPORATION
                          (Registrant)


                          By:   /s/ Roger G. Little               March 30, 2001
                              ------------------------------------
                                Roger G. Little
                                President, Chief Executive Officer
                                and Chairman of the Board


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                              Title                                             Date

  /s/ Roger G. Little                               President ,Chief Executive Officer                          March 30, 2001
------------------------------------------          and Chairman of the Board
Roger G. Little


  /s/ Richard S. Gregorio                           Vice President and Chief Financial                          March 30, 2001
--------------------------------------              Officer, Treasurer, Clerk,
Richard S. Gregorio                                 Principal Accounting Officer


  /s/ Michael T. Eckhart                            Director                                                    March 30, 2001
---------------------------------------
Michael T. Eckhart


  /s/ Udo Henseler                                  Director                                                    March 30, 2001
----------------------------------------
Udo Henseler


  /s/ Roger W. Redmond                              Director                                                    March 30, 2001
-----------------------------------
Roger W. Redmond


  /s/ John A. Tarello                               Director                                                    March 30, 2001
------------------------------------------
John A. Tarello


 /s/ Anthony G. Viscogliosi                         Director                                                    March 30, 2001
------------------------------------------
Anthony G. Viscogliosi

                                  EXHIBIT INDEX

                                                                           Page
Exhibit                      Description                                  Number
-------                      -----------                                  ------

11          Statement Regarding Computation of Per Share Earnings (Loss).   46

21          Subsidiaries of the Company.                                    47

23.1        Accountants' Consent.                                           48