Form 10QSB
period 2001-03-31
SPIRE CORP
filed 2001-05-15
CIK 731657

2001
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)
|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2001.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from                  to
                                          ----------------    ----------------

Commission file number:  0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

       Massachusetts                                       04-2457335
--------------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                     IDENTIFICATION NUMBER)

 One Patriots Park, Bedford, Massachusetts    01730-2396         781-275-6000
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

                      Common Stock, $.01 par value, Nasdaq
                      ------------------------------------
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
                        -
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,693,035 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 2001.

Transitional Small Business Disclosure Format (Check One): Yes  |_|  No  |X|
================================================================================

                                SPIRE CORPORATION
                                      INDEX


                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets at                            3
          March 31, 2001 (unaudited) and December 31, 2000

          Condensed Consolidated Statements of Operations                     4
          For the Three Months Ended March 31, 2001 and 2000 (unaudited)

          Condensed Consolidated Statements of Cash Flows                     5
          For the Three Months Ended March 31, 2001 and 2000 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.                                                 10

Item 6.   Exhibits and Reports on Form 8-K.                                  10


SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2001                2000
                                                                                      -----------        -----------
                                                                                      (UNAUDITED)
                                     ASSETS
Current assets
    Cash and cash equivalents                                                         $ 7,664,646        $ 7,463,382
    Accounts receivable, trade:
        Amounts billed                                                                  1,876,785          2,210,901
        Retainage                                                                          45,457             45,457
        Unbilled costs                                                                    764,561            977,800
                                                                                      -----------        -----------
                                                                                        2,686,803          3,234,158
        Less allowance for doubtful accounts                                              108,000            108,000
                                                                                      -----------        -----------
            Net accounts receivable                                                     2,578,803          3,126,158
                                                                                      -----------        -----------

    Inventories                                                                         3,057,332          2,958,840
    Deferred income taxes                                                                 260,000            260,000
    Prepaid expenses and other current assets                                             266,111            326,725
                                                                                      -----------        -----------
            Total current assets                                                       13,826,892         14,135,105
                                                                                      -----------        -----------

Property and equipment                                                                 14,955,622         15,084,479
    Less accumulated depreciation and amortization                                     12,824,784         12,913,912
                                                                                      -----------        -----------
            Net property and equipment                                                  2,130,838          2,170,567
                                                                                      -----------        -----------

Patents (less accumulated amortization, $483,292 in 2001 and $478,287 in 2000)            147,126            131,128
Other assets                                                                                4,867              5,567
                                                                                      -----------        -----------
                                                                                          151,993            136,695
                                                                                      -----------        -----------
                                                                                      $16,109,723        $16,442,367
                                                                                      ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                  $ 1,804,349        $ 1,230,607
    Accrued liabilities                                                                 1,217,734          1,229,432
    Notes payable                                                                         675,000            550,000
    Advances on contracts in progress                                                   1,677,041          2,100,910
                                                                                      -----------        -----------
        Total current liabilities                                                       5,374,124          5,110,949
                                                                                      -----------        -----------
Stockholders' equity
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 6,686,324 shares in 2001 and 6,681,824 shares in 2000                       66,863             66,818
    Additional paid-in capital                                                          8,884,646          8,877,019
    Retained earnings                                                                   1,784,090          2,387,581
                                                                                      -----------        -----------
        Total stockholders' equity                                                     10,735,599         11,331,418
                                                                                      -----------        -----------
                                                                                      $16,109,723        $16,442,367
                                                                                      ===========        ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      -------------------------------
                                                                         2001                2000
                                                                      -----------         -----------
Net sales and revenues
    Contract research, service and license revenues                   $ 1,251,200         $ 2,376,954
    Sales of goods                                                      1,968,670           2,154,666
                                                                      -----------         -----------
        Total sales and revenues                                        3,219,870           4,531,620
                                                                      -----------         -----------

Costs and expenses
    Cost of contract research, services and licenses                      890,661           1,531,622
    Cost of goods sold                                                  1,618,404           1,313,919
    Selling, general and administrative expenses                        1,394,252           1,338,360
                                                                      -----------         -----------
        Total costs and expenses                                        3,903,315           4,183,901
                                                                      -----------         -----------

Earnings (loss) from operations                                          (683,445)            347,719
                                                                                          -----------

Interest income, net                                                       79,953             125,093
                                                                      -----------         -----------

Earnings (loss) before income taxes                                      (603,491)            472,812

Income tax expense                                                           --               205,600
                                                                      -----------         -----------

Net earnings (loss)                                                   $  (603,491)        $   267,212
                                                                      ===========         ===========

Earnings (loss) per share of common stock - basic                     $     (0.09)        $      0.04
                                                                      ===========         ===========

Earnings (loss) per share of common stock - diluted                   $     (0.09)        $      0.04
                                                                      ===========         ===========

Weighted average number of common and common equivalent shares
    outstanding - basic                                                 6,685,477           6,590,478
                                                                      ===========         ===========

Weighted average number of common and common equivalent shares
    outstanding - diluted                                               6,685,477           7,030,724
                                                                      ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                          ---------------------------------
                                                                                              2001                 2000
                                                                                          ------------         ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                   $   (603,491)        $    267,212
    Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
       operating activities:
            Depreciation and amortization                                                      120,735              111,929
            Loss (gain) on sale and abandonment of assets                                       25,740                 --
            Changes in assets and liabilities:
                Accounts receivable                                                            547,355           (1,107,428)
                Inventories                                                                    (98,492)             284,259
                Prepaid expenses and other current assets                                       60,614              (43,173)
                Income taxes payable                                                              --               (864,400)
                Accounts payable and accrued liabilities                                       562,044             (895,220)
                Advances on contracts in progress                                             (423,869)            (650,027)
                                                                                          ------------         ------------
                     Net cash provided by (used in) operating activities                       190,636           (2,896,848)
                                                                                          ------------         ------------
Cash flows from investing activities:
    Additions to property and equipment                                                        (98,709)            (110,362)
    Increase in patent costs                                                                   (24,035)              (1,015)
    Other assets                                                                                   700               (3,800)
                                                                                          ------------         ------------
                   Net cash provided by (used in) investing activities                        (122,044)            (115,177)
                                                                                          ------------         ------------
Cash flows from financing activities:
    Net borrowings (payments) on short-term debt                                               125,000                 --
    Exercise of stock options                                                                    7,672              151,384
                                                                                          ------------         ------------
                     Net cash provided by (used in) financing activities                       132,672              151,384
                                                                                          ------------         ------------

Net increase (decrease) in cash and cash equivalents                                           201,264           (2,860,641)

Cash and cash equivalents, beginning of period                                               7,463,382           10,709,370
                                                                                          ------------         ------------
Cash and cash equivalents, end of period                                                  $  7,664,646         $  7,848,729
                                                                                          ============         ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                          $     18,443         $      3,000
                                                                                          ============         ============
        Income taxes                                                                      $      6,000         $  1,070,000
                                                                                          ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001

1.      INTERIM FINANCIAL STATEMENTS.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

        The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2000.

        The financial statements, with the exception of the December 31, 2000 balance sheet, are unaudited and have not been examined by independent certified public accountants.

2.      INVENTORIES.

        Inventories consist of the following:

                                       March 31,       December 31,
                                         2001              2000
                                      ----------        ----------

               Raw materials          $1,050,611        $  588,732
               Work in process         1,679,450         1,951,842
               Finished goods            327,271           418,266
                                      ----------        ----------
                                      $3,057,332        $2,958,840
                                      ==========        ==========

3.      EARNINGS PER SHARE.

        The following table provides a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss):

                                                                                   Three Months Ended March 31,
                                                                                    --------------------------
                                                                                      2001             2000
                                                                                    ---------        ---------
               Weighted average number of common shares outstanding - basic         6,685,477        6,590,478

               Add net additional common shares upon exercise of common
                   stock options                                                         --            440,246
                                                                                    ---------        ---------

               Adjusted weighted average common shares outstanding - diluted        6,685,477        7,030,724
                                                                                    =========        =========

        At March 31, 2001, 263,710 shares of common stock issuable under stock options were outstanding, but were not included in the calculation of diluted earnings per share because the Company incurred a net loss for the three months ended March 31, 2001 and, therefore, the effect would be antidilutive.

4.      OPERATING SEGMENTS AND RELATED INFORMATION.

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                  Solar             Solar          Biomedical       Biophotonics          Total
                                                Equipment          Systems          Division          Division           Company
                                               -----------       -----------       -----------       -----------       -----------
For the Three Months Ended March 31, 2001
-----------------------------------------
Net sales and revenues                         $ 2,112,956       $    19,742       $   883,855       $   203,717       $ 3,219,870
Earnings (loss) from operations                   (166,821)         (211,301)         (230,211)          (75,111)         (683,444)

For the Three Months Ended March 31, 2000
-----------------------------------------
Net sales and revenues                         $ 2,129,899       $   226,309       $ 1,355,628       $   819,784       $ 4,531,620
Earnings (loss) from operations                    157,902           (27,085)          123,572            93,328           347,719

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT OF FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000.

Overview.
--------

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

Results of Operations.
---------------------

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                  Three Months Ended March 31,
                                                                   --------------------------
                                                                     2001              2000
                                                                   --------          --------
               Net sales and revenues                                   100%              100%
               Cost of sales and revenues                                78                63
                                                                   --------          --------
                   Gross profit                                          22                37
               Selling, general and administrative expenses              43                29
                                                                   --------          --------
                   Earnings (loss) from operations                      (21)                8
                   Earnings (loss) before income taxes                  (19)               10
               Income tax expense (benefit)                            --                   5
                                                                   --------          --------
                   Net earnings (loss)                                  (19)%               6%
                                                                   ========          ========

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.
--------------------------------------------------------------------------------

NET SALES AND REVENUES

        Net sales and revenues decreased $1,312,000 or 29% for the three months ended March 31, 2001 to $3,220,000, compared to $4,532,000 for the three months ended March 31, 2000. Contract research, service and license revenues decreased $1,126,000 or 47% to $1,251,000 for the three months ended March 31, 2001 compared to $2,377,000 for 2000. Sales of goods decreased $186,000 or 9% to $1,969,000 for 2001, compared to $2,155,000 for 2000. Sales in goods decreased due to lower systems sales in Chicago.

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                Three Months Ended March 31,
                                                                      -----------------------------------------------
                                                                         2001              2000             % Change
                                                                      ----------        ----------         ----------
               Contract research, service and license revenues        $1,251,000        $2,377,000             (47)%
               Sales of goods                                          1,969,000         2,155,000              (9)%
                                                                      ----------        ----------
                  Net sales and revenues                              $3,220,000        $4,532,000             (29)%
                                                                      ==========        ==========

COST OF SALES AND REVENUES

        The cost of contract research, service and license revenues decreased $641,000 to $891,000, but increased to 71% of related revenues, for the three months ended March 31, 2001, compared to $1,532,000 or 64% of related revenues for the three months ended March 31, 2000. The decrease is due to a change in product mix, and lower volume. Cost of goods sold decreased $304,000 to $1,618,000, but increased to 82% of related sales, for the three months ended March 31, 2001, compared to $1,314,000 or 61% of related sales, for the three months ended March 31, 2000, due to lower volume.

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                             Three Months Ended March 31,
                                                                           --------------------------------------------------------
                                                                              2001            %              2000              %
                                                                           ----------     ----------      ----------     ----------
               Cost of contract research, service and license revenues     $  891,000          71%        $1,532,000          64%
               Cost of goods sold                                           1,618,000          82%         1,314,000          61%
                                                                           ----------                     ----------
                  Total cost of sales and revenues                         $2,509,000          78%        $2,846,000          63%
                                                                           ==========                     ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three months ended March 31, 2001 increased $56,000 to $1,394,000, and increased to 43% of sales and revenues, compared to $1,338,000 or 29% of sales and revenues for the three months ended March 31, 2000. The increase in selling, general and administrative expenses is due to the Company investing in its sales and marketing activities.

INTEREST

        The Company earned $100,000 of interest income for the three months ended March 31, 2001, compared to $128,000 of interest income for the three months ended March 31, 2000. The Company incurred interest expense of $20,000 in the three months ended March 31, 2001 of which none was capitalized, compared to no interest expense for the three months ended March 30, 2000.

INCOME TAXES

        The Company recorded no tax for the three months ended March 31, 2001, compared to $206,000 of income tax expense for the three months ended March 31, 2000.

NET EARNINGS (LOSS)

        The Company reported a net loss for the three months ended March 31, 2001 of $603,000, compared to net earnings of $267,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources.
-------------------------------

        To date the Company has been able to fund its operating cash requirements using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At March 31, 2001, interest on the line was at the Bank's prime rate plus 1/2 percent (8.5%). The line contains covenants including provisions relating to profitability and net worth. The Company was in default of the covenants as of March 31, 2001. The line is classified as a current liability. As of March 31, 2001, the Company had $675,000 outstanding under this revolving credit facility.

        The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents increased $202,000 to $7,665,000 at March 31, 2001 from $7,463,000 at December 31, 2000.
To date, there are no material commitments by the Company for capital expenditures. At March 31, 2001, the Company's retained earnings were $1,784,000, compared to retained earnings of $2,388,000 as of December 31, 2000. Working capital as of March 31, 2001 decreased 6% to $8,453,000, compared to $9,024,000 as of December 31, 2000.

Recent Accounting Pronouncements.
--------------------------------

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

        In January 2001, the EITF reached a consensus on Issue 00-22, ACCOUNTING FOR "POINTS" AND CERTAIN OTHER TIME-BASED OR VOLUME-BASED SALES INCENTIVE OFFERS, AND OFFERS FOR FREE PRODUCTS OR SERVICES TO BE DELIVERED IN THE FUTURE. Issue 00-22 will require that certain volume-based cash rebates to customers currently recognized as marketing costs be classified as a reduction of revenue. The consensus is effective for the first quarter of 2001 and was not material to our consolidated financial statements.

Impact of Inflation and Changing Prices.
---------------------------------------

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

Foreign Exchange Fluctuation.
----------------------------

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

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The Company is subject, from time to time, to legal proceedings and claims arising out of its business, which cover a wide range of matters. Management, after review and consultation with counsel, considers that any liability from all of these legal proceedings and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.      Exhibits.
        --------

        No exhibits are filed herewith.

b.      Reports of Form 8-K.
        -------------------

        No reports on Form 8-K were filed by the Registrant in the quarter ended March 31, 2001.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Spire Corporation

     15 May 2001                      By:   /s/ Roger G. Little
------------------------                    ------------------------------------
        Date                                Roger G. Little
                                            President, Chief Executive Officer
                                            and Chairman of the Board

     15 May 2001                      By:    /s/ Richard S. Gregorio
------------------------                    ------------------------------------
        Date                                Richard S. Gregorio
                                            Vice President and Chief Financial
                                            Officer, Treasurer, Clerk and
                                            Principal Accounting Officer