Form 10QSB
period 2001-06-30
SPIRE CORP
filed 2001-08-14
CIK 731657

2001
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2001.

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from _____________ to _____________

Commission file number:  0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          Massachusetts                                         04-2457335
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                             IDENTIFICATION NUMBER)

One Patriots Park, Bedford,
      Massachusetts                  01730-2396             781-275-6000
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE      (ZIP CODE)      (ISSUER'S TELEPHONE NUMBER,
      OFFICES)                                           INCLUDING AREA CODE)

Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class                   Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
   Not applicable                                 Not applicable

Securities registered under Section 12(g) of the Exchange Act:

                      Common Stock, $.01 par value, Nasdaq
                    -----------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                Yes |X|   No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,730,410 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on July 31, 2001.

Transitional Small Business Disclosure Format (Check One):

                               Yes |_|   No |X|
================================================================================

                                SPIRE CORPORATION
                                     INDEX
                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Condensed Consolidated Balance Sheets at                           3
           June 30, 2001 (unaudited) and December 31, 2000

           Condensed Consolidated Statements of Operations                    4
           For the Three Months Ended June 30, 2001 and 2000 and
           For the Six Months Ended June 30, 2001 and 2000 (unaudited)

           Condensed Consolidated Statements of Cash Flows                    5
           For the Six Months Ended June 30, 2001 and 2000 (unaudited)

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                                 11

Item 4.    Submission of Matters to a Vote of Security Holders                11

Item 6.    Exhibits and Reports on Form 8-K.                                  11


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2001            2000
                                                                                   -----------     -----------
                                                                                   (UNAUDITED)
                                           ASSETS
Current assets
--------------
    Cash and cash equivalents                                                      $ 7,432,161     $ 7,463,382
    Accounts receivable, trade:
        Amounts billed                                                               2,314,763       2,210,901
        Retainage                                                                       45,457          45,457
        Unbilled costs                                                                 389,264         977,800
                                                                                   -----------     -----------
                                                                                     2,749,484       3,234,158
        Less allowance for doubtful accounts                                           108,000         108,000
                                                                                   -----------     -----------
            Net accounts receivable                                                  2,641,484       3,126,158
                                                                                   -----------     -----------

    Inventories                                                                      3,409,226       2,958,840
    Deferred income taxes                                                               60,000         260,000
    Prepaid expenses and other current assets                                          260,457         326,725
                                                                                   -----------     -----------
            Total current assets                                                    13,803,328      14,135,105
                                                                                   -----------     -----------

Property and equipment                                                              14,992,093      15,084,479
    Less accumulated depreciation and amortization                                  12,959,367      12,913,912
                                                                                   -----------     -----------
            Net property and equipment                                               2,032,726       2,170,567
                                                                                   -----------     -----------

Patents (less accumulated amortization, $486,756 in 2001 and $478,287 in 2000)         191,087         131,128
Other assets                                                                             4,167           5,567
                                                                                   -----------     -----------
                                                                                       195,254         136,695
                                                                                   -----------     -----------
                                                                                   $16,031,308     $16,442,367
                                                                                   ===========     ===========
                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
    Accounts payable                                                               $ 1,056,995     $ 1,230,607
    Accrued liabilities                                                              1,627,055       1,229,432
    Deferred revenues                                                                1,500,000         530,227
    Notes payable                                                                      875,000         550,000
    Advances on contracts in progress                                                  844,429       1,570,683
                                                                                   -----------     -----------
        Total current liabilities                                                    5,903,479       5,110,949
                                                                                   -----------     -----------

Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 6,730,410 shares in 2001 and 6,681,824 shares in 2000                    67,304          66,818
    Additional paid-in capital                                                       8,973,561       8,877,019
    Retained earnings                                                                1,086,964       2,387,581
                                                                                   -----------     -----------
        Total stockholders' equity                                                  10,127,829      11,331,418
                                                                                   -----------     -----------
                                                                                   $16,031,308     $16,442,367
                                                                                   ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                         ----------------------------      ----------------------------
                                                            2001             2000             2001             2000
                                                         -----------      -----------      -----------      -----------
Net sales and revenues
    Contract research, service and license revenues      $ 1,274,287      $ 1,935,000      $ 2,525,488      $ 4,311,954
    Sales of goods                                         1,690,012        1,224,114        3,658,681        3,378,780
                                                         -----------      -----------      -----------      -----------
        Total sales and revenues                           2,964,299        3,159,114        6,184,169        7,690,734
                                                         -----------      -----------      -----------      -----------

Costs and expenses

    Cost of contract research, services and licenses       1,046,779        1,761,049        1,937,438        3,292,670
    Cost of goods sold                                     1,401,256          769,374        3,019,660        2,083,294
    Selling, general and administrative expenses           1,353,385        1,218,216        2,747,637        2,556,576
                                                         -----------      -----------      -----------      -----------
        Total costs and expenses                           3,801,420        3,748,639        7,704,735        7,932,540
                                                         -----------      -----------      -----------      -----------

Loss from operations                                        (837,121)        (589,525)      (1,520,566)        (241,806)

Interest income, net                                          59,997          117,511          139,951          242,604
                                                         -----------      -----------      -----------      -----------

Earnings (loss) before income taxes                         (777,124)        (472,014)      (1,380,615)             798

Income tax benefit                                           (79,998)        (205,600)         (79,998)            --

                                                         -----------      -----------      -----------      -----------

Net earnings (loss)                                      $  (697,126)     $  (266,414)     $(1,300,617)     $       798
                                                         ===========      ===========      ===========      ===========

Earnings (loss) per share of common stock - basic        $     (0.10)     $     (0.04)     $     (0.19)     $      0.00
                                                         ===========      ===========      ===========      ===========

Earnings (loss) per share of common stock - diluted      $     (0.10)     $     (0.04)     $     (0.19)     $      0.00
                                                         ===========      ===========      ===========      ===========

Weighted average number of common and common
    equivalent shares outstanding - basic                  6,707,763        6,627,680        6,696,377        6,606,422
                                                         ===========      ===========      ===========      ===========

Weighted average number of common and common
    equivalent shares outstanding - diluted                6,707,763        6,627,680        6,696,377        6,767,530
                                                         ===========      ===========      ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                       ------------------------------
                                                                                           2001              2000
                                                                                       ------------      ------------
Cash flows from operating activities:
    Net earnings (loss)                                                                $ (1,300,617)     $        798
    Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
       operating activities:
            Depreciation and amortization                                                   258,550           218,568
            Loss on sale and abandonment of assets                                           25,740             6,454
            Deferred income taxes                                                           200,000              --
            Changes in assets and liabilities:
                Accounts receivable                                                         484,674          (531,588)
                Inventories                                                                (450,386)          471,525
                Prepaid expenses and other current assets                                    66,268            86,026
                Income taxes payable                                                           --          (1,070,000)
                Accounts payable and accrued liabilities                                    224,011        (1,129,965)
           Deferred revenues                                                                969,773           530,227
                Advances on contracts in progress                                          (726,254)       (1,542,193)
                                                                                       ------------      ------------
                     Net cash used in operating activities                                 (248,245)       (2,960,148)
                                                                                       ------------      ------------

Cash flows from investing activities:

    Additions to property and equipment                                                    (135,180)         (327,637)
    Increase in patent costs                                                                (68,428)           (1,015)
    Other assets                                                                             (1,400)           (7,080)
    Proceeds from sale of equipment                                                            --                  80
                                                                                       ------------      ------------
                 Net cash used in investing activities                                     (205,008)         (335,652)
                                                                                       ------------      ------------

Cash flows from financing activities:

    Net borrowings on short-term debt                                                       325,000              --
    Exercise of stock options                                                                97,028           167,385
                                                                                       ------------      ------------
                     Net cash provided by financing activities                              422,028           167,385
                                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                                   (31,221)       (3,128,415)

Cash and cash equivalents, beginning of period                                            7,463,382        10,709,370
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $  7,432,161      $  7,580,955
                                                                                       ============      ============

Supplemental disclosures of cash flow information: Cash paid during the period for:

        Interest                                                                       $     39,402      $      5,369
                                                                                       ============      ============
        Income taxes (benefit)                                                         $   (285,998)     $  1,070,000
                                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2001

1.     INTERIM FINANCIAL STATEMENTS.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

       The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2000.

       The financial statements, with the exception of the December 31, 2000 balance sheet, are unaudited and have not been examined by independent certified public accountants.

2.     INVENTORIES.

       Inventories consist of the following:

                                           June 30,     December 31,
                                             2001           2000
                                          ----------     ----------

            Raw materials                 $  826,950     $  588,732
            Work in process                1,245,300      1,951,842
            Finished goods                 1,336,976        418,266
                                          ----------     ----------
                                          $3,409,226     $2,958,840
                                          ==========     ==========
3.     EARNINGS PER SHARE.

       The following table provides a reconciliation of the denominators of the basic and diluted earnings (loss) per share computations for the Company's reported earnings (loss):

                                                    Three Months Ended June 30,  Six Months Ended June 30,
                                                      -----------------------     -----------------------
                                                         2001          2000          2001          2000
                                                      ---------     ---------     ---------     ---------
            Weighted average number of shares
                outstanding - basic                   6,707,763     6,627,680     6,696,377     6,606,422
            Add net additional common shares upon
                exercise of common stock options           --            --            --         161,108
                                                      ---------     ---------     ---------     ---------
            Adjusted weighted average common
                shares outstanding - diluted          6,707,763     6,627,680     6,696,377     6,767,530
                                                      =========     =========     =========     =========

       At June 30, 2001, 239,062 shares of common stock issuable under stock options were outstanding, but were not included in the calculation of diluted earnings per share because the Company incurred a net loss for the three and six months ended June 30 2001 and, therefore, the effect would be antidilutive.

4.     OPERATING SEGMENTS AND RELATED INFORMATION.

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                     Solar            Solar         Biomedical      Biophotonics        Total
                                                   Equipment         Systems         Division         Division         Company
                                                 --------------- ---------------- --------------- ----------------- ---------------
For the Three Months Ended June 30, 2001
----------------------------------------
Net sales and revenues                               $ 905,665        $ 936,520        $874,411         $ 247,703     $ 2,964,299
Earnings (loss) from operations                       (179,133)        (349,480)       (329,904)           21,396        (837,121)

For the Three Months Ended June 30, 2000
----------------------------------------
Net sales and revenues                              $1,401,919         $ 37,746      $1,109,458         $ 609,991      $3,159,114
Earnings (loss) from operations                       (324,256)        (198,544)       (165,003)           98,278        (589,525)

For the Six Months Ended June 30, 2001
----------------------------------------
Net sales and revenues                              $3,018,621         $956,263      $1,758,266         $451,019     $ 6,184,169
Earnings (loss) from operations                       (345,935)        (560,780)       (560,115)         (53,716)     (1,520,566)

For the Six Months Ended June 30, 2000
----------------------------------------
Net sales and revenues                              $3,531,818         $264,055      $2,465,086       $1,429,775      $7,690,734
Earnings (loss) from operations                       (166,354)        (225,629)        (41,431)         191,606        (241,806)

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

Results of Operations.
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                              Three Months Ended June 30,             Six Months Ended June 30,
                                                         ------------------------------------    ----------------------------------
                                                               2001                2000                 2001             2000
                                                         ----------------    ----------------    ----------------    --------------
       Net sales and revenues                                  100%                100%                 100%             100%
       Cost of sales and revenues                               83                  80                   80               70
                                                         ----------------    ----------------    ----------------    --------------
          Gross profit                                          17                  20                   20               30
       Selling, general and administrative expenses             46                  39                   44               33
                                                         ----------------    ----------------    ----------------    --------------
          Loss from operations                                 (28)                (19)                 (25)              (3)
          Loss before income taxes                             (26)                (15)                 (22)               --
       Income tax expense (benefit)                              3                  (6)                   1                --
                                                         ----------------    ----------------    ----------------    --------------
          Net earnings (loss)                                  (24%)                (8%)                (21%)              0%
                                                         ================    ================    ================    ==============

Three and Six Months Ended June 30, 2001 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2000.
--------------

NET SALES AND REVENUES

       Net sales and revenues decreased $195,000 or 6% for the three months ended June 30, 2001 to $2,964,000, compared to $3,159,000 for the three months ended June 30, 2000. Contract research, service and license revenues decreased $661,000 or 34% to $1,274,000 for the three months ended June 30, 2001 compared to $1,935,000 for 2000. Sales of goods increased $466,000 or 38% to $1,690,000 for 2001, compared to $1,224,000 for 2000.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                    Three Months Ended June 30,
                                                                    -------------------------------------------------------------
                                                                          2001                  2000                % Change
                                                                    -----------------     -----------------     -----------------
       Contract research, service and license revenues                  $1,274,000            $1,935,000               (34%)
       Sales of goods                                                    1,690,000             1,224,000                38%
                                                                    -----------------     -----------------
          Net sales and revenues                                        $2,964,000            $3,159,000                (6%)
                                                                    =================     =================

       Net sales and revenues decreased $1,507,000 or 20% for the six months ended June 30, 2001 to $6,184,000, compared to $7,691,000 for the six months ended June 30, 2000. Contract research, service and license revenues decreased $787,000 or 18% to $3,525,000 for the six months ended June 30, 2001 compared to $4,312,000 for 2000. Sales of goods increased $280,000 or 8% to $3,659,000 for
2001, compared to $3,379,000 for 2000.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                      Six Months Ended June 30,
                                                                     -------------------------------------------------------------
                                                                           2001                  2000                % Change
                                                                     -----------------     -----------------     -----------------
       Contract research, service and license revenues                   $2,525,000            $4,312,000               (18%)
       Sales of goods                                                     3,659,000             3,379,000                 8%
                                                                     -----------------     -----------------
          Net sales and revenues                                         $6,184,000            $7,691,000               (20%)
                                                                     =================     =================

       The increase in sales of goods for the three and six month periods ended June 30, 2001 is primarily due to increased sales of systems in Chicago. The decline in contract research, service and license revenues for the three and six month periods ended June 30, 2001 is primarily due to the sale of the Optoelectronics business, as well as delays in performance by a subcontractor.

COST OF SALES AND REVENUES

       The cost of contract research, service and license revenues decreased $714,000 to $1,047,000, and decreased to 82% of related revenues, for the three months ended June 30, 2001, compared to $1,761,000 or 91% of related revenues for the three months ended June 30, 2000. The decrease is due to a change in product mix, and lower volume. Cost of goods sold increased $632,000 to $1,401,000, and increased to 83% of related sales, for the three months ended June 30, 2001, compared to $769,000 or 63% of related sales, for the three months ended June 30, 2000. The increase in cost is due to higher volume, and the increase as a percentage of sales is due to product mix.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                      Three Months Ended June 30,
                                                                     --------------------------------------------------------------
                                                                          2001              %              2000               %
                                                                     ----------------    --------     ----------------    ---------
       Cost of contract research, service and license revenues          $1,047,000          82%          $1,761,000           91%
       Cost of goods sold                                                1,401,000          83%             769,000           63%
                                                                     ----------------                 ----------------
          Total cost of sales and revenues                              $2,448,000          83%          $2,530,000           80%
                                                                     ================                 ================

       The cost of contract research, service and license revenues decreased $1,356,000 to $1,937,000, and decreased to 77% of related revenues, for the six months ended June 30, 2001, compared to $3,293,000 or 76% of related revenues for the six months ended June 30, 2000. The decrease as a percentage of sales is due to staff reductions. Cost of manufacturing equipment sales increased $937,000 to $3,020,000, and increased to 83% of related sales, for the six months ended June 30, 2001, compared to $2,083,000 or 62% of related sales, for the six months ended June 30, 2000. The increase in cost is due to higher volume, and the increase as a percentage of sales is due to product mix.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                        Six Months Ended June 30,
                                                                      --------------------------------------------------------------
                                                                           2001              %              2000               %
                                                                      ----------------    --------     ----------------    ---------
       Cost of contract research, service and license revenues           $1,937,000          77%          $3,293,000           76%
       Cost of goods sold                                                 3,020,000          83%           2,083,000           62%
                                                                      ----------------                 ----------------
          Total cost of sales and revenues                               $4,957,000          80%          $5,376,000           70%
                                                                      ================                 ================

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the three months ended June 30, 2001 increased $135,000 to $1,353,000, and increased to 46% of sales and revenues, compared to $1,218,000 or 39% of sales and revenues for the three months ended June 30, 2000. The increase in selling, general and administrative expenses is due to accrued severance packages for terminated staff as part of a cost reduction implemented by the Company.

       Selling, general and administrative expenses for the six months ended June 30, 2001 increased $191,000 to $2,748,000, and increased to 44% of sales and revenues, compared to $2,557,000 or 33% of sales and revenues for the six months ended June 30, 2000.

INTEREST

       The Company earned $80,000 of interest income for the quarter ended June 30, 2001, compared to $120,000 of interest income for the quarter ended June 30, 2000. The Company incurred interest expense of $20,000 for the quarter ended June 30, 2001 of which 2000 was capitalized, compared to $2,000 in the second quarter of 2000 of which none was capitalized.

INCOME TAXES

       The Company recorded a tax benefit of $80,000 for the three months ended June 30, 2001, compared to a tax benefit of $206,000 for the quarter ended June 30, 2000. The Company recorded a tax benefit of $80,000 for the six months ended June 30, 2001 compared to no benefit for the six months ended June 30, 2000. The Company recorded no income tax expense for the six months ended June 30, 2001 and June 30, 2000.

NET EARNINGS (LOSS)

       The Company reported a net loss for the quarter ended June 30, 2001 of $697,000, compared to a net loss of $266,000 for the quarter ended June 30, 2000. The Company reported a net loss of $1,301,000 for the six months ended June 30, 2001, compared to a net profit of $798 for the same period of 2000.

Liquidity and Capital Resources.
-------------------------------

       To date the Company has been able to fund its operating cash requirements using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At June 30, 2001, interest on the line was at the Bank's prime rate plus 1/2 percent (7.25%). The line contains covenants including provisions relating to profitability and net worth. The Company was in default of the covenants as of June 30, 2001. Borrowings on the line are classified as a current liability. As of June 30, 2001, the Company had $875,000 outstanding under this revolving credit facility. The Company is currently negotiating a renewal to this line.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents increased $31,000 to $7,432,000 at June 30, 2001 from $7,463,000 at December 31, 2000. To date, there are no material commitments by the Company for capital expenditures. At June 30, 2001, the Company's retained earnings were $1,087,000, compared to retained earnings of $2,388,000 as of December 31, 2000. Working capital as of June 30, 2001 decreased 12% to $7,900,000, compared to $9,025,000 as of December 31, 2000.

Recent Accounting Pronouncements.
--------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On June 6, 2001, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders to vote on the following proposal:

         To fix the number of directors at eight and to elect eight members of the Board of Directors. Nominees for Director were: (a) Michael T. Eckhart, (b) Udo Henseler, (c) David R. Lipinski, (d) Roger G. Little,
         (e) Guy L. Mayer, (f) Roger W. Redmond, (e) John A. Tarello, (f) Anthony J. Viscogliosi.

                                           Shares             Shares Voting Against        Shares Abstaining            Broker
               Proposal                  Voting For            or Authority Withheld                                   Non-Votes
      ----------------------------    ------------------    ---------------------------    -------------------    ------------------
      Michael T. Eckhart                    5,665,091                 199,922                       0                   821,311
      Udo Henseler                          5,665,091                 199,922                       0                   821,311
      David R. Lipinski                     5,667,091                 197,922                       0                   821,311
      Roger G. Little                       5,667,091                 197,922                       0                   821,311
      Guy L. Mayer                          5,667,091                 197,922                       0                   821,311
      Roger W. Redmond                      5,665,091                 199,922                       0                   821,311
      John A. Tarello                       5,667,091                 197,922                       0                   821,311
      Anthony J. Viscogliosi                5,665,091                 199,922                       0                   821,311

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.     Exhibits.
       --------

       No exhibits are filed herewith.

b.     Reports of Form 8-K.
       -------------------

       No reports on Form 8-K were filed by the Registrant in the quarter ended June 30, 2001.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Spire Corporation

  14 August 2001               By:  /s/ Roger G. Little
----------------------              --------------------------------------------
     Date                           Roger G. Little
                                    President, Chief Executive Officer and
                                    Chairman of the Board

  14 August 2001               By:   /s/ Richard S. Gregorio
----------------------              --------------------------------------------
     Date                           Richard S. Gregorio
                                    Vice President and Chief Financial Officer,
                                    Treasurer, Clerk and Principal Accounting
                                    Officer