Form 10QSB
period 2001-09-30
SPIRE CORP
filed 2001-11-14
CIK 731657

2001
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(MARK ONE)
   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2001.

                                       or

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from________________to_________________



Commission file number: 0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



Massachusetts                                                   04-2457335
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION                             IDENTIFICATION NUMBER)

 One Patriots Park, Bedford, Massachusetts 01730-2396       781-275-6000
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)(ISSUER'S TELEPHONE NUMBER,
                                                         INCLUDING AREA CODE)


Securities registered under
Section 12(b) of the Exchange Act:
      Title of Each Class            Name of Each Exchange on Which  Registered
--------------------------------------------------------------------------------
        Not applicable                            Not applicable


Securities registered under Section 12(g) of the Exchange Act:   Common Stock,
                                                                $.01 par value,
                                                                    Nasdaq
                                                             -------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  |X|   No  |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,732,410 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on October 31, 2001.

Transitional Small Business Disclosure Format (Check One):
                                                            Yes  |_|   No  |X|
================================================================================

                                SPIRE CORPORATION
                                      INDEX

                                                                                   Page
                                                                                   ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.

             Condensed Consolidated Balance Sheets at                                3
             September 30, 2001 (unaudited) and December 31, 2000

             Condensed Consolidated Statements of Operations                         4
             For the Three Months Ended September 30, 2001 and 2000 and
             For the Nine Months Ended September 30, 2001 and 2000 (unaudited)

             Condensed Consolidated Statements of Cash Flows                         5
             For the Nine Months Ended September 30, 2001 and 2000 (unaudited)

             Notes to Condensed Consolidated Financial Statements                    6

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                               7


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.                                                     11

Item 6.      Exhibits and Reports on Form 8-K.                                      11

SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                                                 2001                 2000
                                                                                              -----------          -----------
                                                                                             (UNAUDITED)
                                           ASSETS
Current assets
--------------
          Cash and cash equivalents                                                           $ 7,041,278          $ 7,463,382
          Accounts receivable, trade:
              Amounts billed                                                                    2,883,028            2,210,901
              Retainage                                                                            45,457               45,457
              Unbilled costs                                                                      660,034              977,800
                                                                                              -----------          -----------
                                                                                                3,588,519            3,234,158
              Less allowance for doubtful accounts                                                130,000              108,000
                                                                                              -----------          -----------
                  Net accounts receivable                                                       3,458,519            3,126,158
                                                                                              -----------          -----------

          Inventories                                                                           2,753,294            2,958,840
          Deferred income taxes                                                                    60,000              260,000
          Prepaid expenses and other current assets                                               277,543              326,725
                                                                                              -----------          -----------
                  Total current assets                                                         13,590,634           14,135,105
                                                                                              -----------          -----------

      Property and equipment                                                                   15,701,605           15,084,479
          Less accumulated depreciation and amortization                                       13,068,564           12,913,912
                                                                                              -----------          -----------
                  Net property and equipment                                                    2,633,041            2,170,567
                                                                                              -----------          -----------

      Patents (less accumulated amortization, $488,811 in 2001 and $478,287 in 2000)              210,055              131,128
      Other assets                                                                                 17,197                5,567
                                                                                              -----------          -----------
                                                                                                  227,252              136,695
                                                                                              -----------          -----------
                                                                                              $16,450,927          $16,442,367
                                                                                              ===========          ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
      -------------------
          Accounts payable                                                                    $ 1,713,441          $ 1,230,607
          Accrued liabilities                                                                   1,726,866            1,229,432
          Deferred revenues                                                                     1,482,667              530,227
          Notes payable                                                                           875,000              550,000
          Advances on contracts in progress                                                       802,421            1,570,683
                                                                                              -----------          -----------
              Total current liabilities                                                         6,600,395            5,110,949
                                                                                              -----------          -----------

      Stockholders' equity
      --------------------
          Common stock, $.01 par value; shares authorized 20,000,000;
              issued 6,730,410 shares in 2001 and 6,681,824 shares in 2000                         67,304               66,818
          Additional paid-in capital                                                            8,973,560            8,877,019
          Retained earnings                                                                       809,668            2,387,581
                                                                                              -----------          -----------
              Total stockholders' equity                                                        9,850,532           11,331,418
                                                                                              -----------          -----------
                                                                                              $16,450,927          $16,442,367
                                                                                              ===========          ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                         ------------------------------      ------------------------------
                                                             2001              2000              2001              2000
                                                         ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues      $  1,266,512      $  1,927,350      $  3,792,000      $  6,239,303
    Sales of goods                                          2,622,896           898,894         6,281,577         4,277,674
                                                         ------------      ------------      ------------      ------------
        Total sales and revenues                            3,889,408         2,826,244        10,073,577        10,516,977
                                                         ------------      ------------      ------------      ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses          772,690         1,333,110         2,433,978         4,136,171
    Cost of goods sold                                      2,001,154           689,419         5,020,814         3,156,462
    Internal research and development                         223,753           108,288           499,903           214,147
    Selling, general and administrative expenses            1,205,819         1,241,162         3,953,456         3,797,738
                                                         ------------      ------------      ------------      ------------
        Total costs and expenses                            4,203,416         3,371,979        11,908,151        11,304,518
                                                         ------------      ------------      ------------      ------------

Loss from operations                                         (314,008)         (545,735)       (1,834,574)         (787,541)
--------------------
Interest income, net                                           36,712           119,719           176,663           362,323
                                                         ------------      ------------      ------------      ------------

Loss before income taxes                                     (277,296)         (426,016)       (1,657,911)         (425,218)

Income tax benefit                                               --            (298,619)          (79,998)         (298,619)
                                                         ------------      ------------      ------------      ------------

Net loss                                                 $   (277,296)     $   (127,397)     $ (1,577,913)     $   (126,599)
--------                                                 ============      ============      ============      ============

Loss per share of common stock                           $      (0.04)     $      (0.02)     $      (0.24)     $      (0.02)
------------------------------                           ============      ============      ============      ============
Weighted average number of common and common
    equivalent shares outstanding                           6,741,865         6,636,634         6,691,473         6,615,486
                                                         ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     ---------------------------------
                                                                                         2001                2000
                                                                                     ------------         ------------
      Cash flows from operating activities:
          Net loss                                                                   $ (1,577,913)        $   (126,599)
          Adjustments to reconcile net loss to net cash provided by (used in)
             operating activities:
                  Depreciation and amortization                                           403,335              332,863
                  Loss on sale and abandonment of assets                                   29,648               11,798
                  Changes in assets and liabilities:
                      Accounts receivable                                                (332,361)            (667,223)
                      Inventories                                                         205,546             (179,974)
                      Prepaid expenses and other current assets                            49,182              (97,122)
                      Deferred income taxes                                               200,000           (1,070,000)
                      Accounts payable and accrued liabilities                            980,268             (510,190)
                 Deferred revenues                                                        952,440              596,180
                      Advances on contracts in progress                                  (768,262)           1,363,655)
                                                                                     ------------         ------------
                        Net cash provided by (used in) operating activities               141,883           (3,073,922)
                                                                                     ------------         ------------
      Cash flows from investing activities:
          Additions to property and equipment                                            (881,902)            (463,130)
          Increase in patent costs                                                        (92,483)             (18,170)
          Other assets                                                                    (11,630)                --
                                                                                     ------------         ------------
                        Net cash used in investing activities                            (986,015)            (481,300)
                                                                                     ------------         ------------
      Cash flows from financing activities:
          Net borrowings on short-term debt                                               325,000              250,000
          Exercise of stock options                                                        97,028              221,735
                                                                                     ------------         ------------
                        Net cash provided by financing activities                         422,028              471,735
                                                                                     ------------         ------------
      Net decrease in cash and cash equivalents                                          (422,104)          (3,083,487)
      Cash and cash equivalents, beginning of period                                    7,463,382           10,709,370
                                                                                     ------------         ------------
      Cash and cash equivalents, end of period                                       $  7,041,278         $  7,625,883
                                                                                     ============         ============
      Supplemental disclosures of cash flow information:
          Cash paid during the period for:
              Interest                                                               $     23,776         $     27,453
                                                                                     ============         ============
              Income taxes                                                           $       --           $    949,307
                                                                                     ============         ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

1.     INTERIM FINANCIAL STATEMENTS.

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

       The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2000.

       The financial statements, with the exception of the December 31, 2000 balance sheet, are unaudited and have not been examined by independent certified public accountants.

2.     INVENTORIES.

       Inventories consist of the following:

                                  September 30,  December 31,
                                      2001          2000
                                   ----------    ----------

         Raw materials             $1,203,361    $  588,732
         Work in process              873,812     1,951,842
         Finished goods               676,121       418,266
                                   ----------    ----------
                                   $2,753,294    $2,958,840
                                   ==========    ==========

3.     LOSS PER SHARE.

       The following table provides a reconciliation of the denominators of the basic and diluted loss per share computations for the Company's reported loss:

                                                       Three Months Ended September 30,  Nine Months Ended September 30,
                                                         --------------------------        --------------------------
                                                           2001             2000             2001             2000
                                                         ---------        ---------        ---------        ---------
            Weighted average number of shares
             outstanding - basic                         6,741,865        6,636,634        6,691,473        6,615,486
            Add net additional common shares upon
             exercise of common stock options                 --               --               --               --
                                                         ---------        ---------        ---------        ---------
            Adjusted weighted average common
             shares outstanding - diluted                6,741,865        6,636,634        6,691,473        6,615,486
                                                         =========        =========        =========        =========

       At September 30, 2001, 215,133 shares of common stock issuable under stock options were outstanding and 136,210 at September 30, 2000, but were not included in the calculation of diluted earnings per share because the Company incurred a net loss for the three and nine months ended September 30, 2001 and 2000, and, therefore, the effect would be antidilutive.

4.     OPERATING SEGMENTS AND RELATED INFORMATION.

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                        Solar            Solar         Biomedical      Biophotonics        Total
                                                      Equipment         Systems         Division         Division         Company
                                                    ------------- ---------------- --------------- ----------------- ---------------
For the Three Months Ended September 30, 2001
---------------------------------------------
Net sales and revenues                               $1,325,546       $1,475,528       $ 971,215        $ 117,119       $3,889,408
Loss from operations                                    (76,766)         (82,775)       (104,715)         (49,752)        (314,008)

For the Three Months Ended September 30, 2000
---------------------------------------------
Net sales and revenues                                $ 837,977        $ 335,142       $ 955,092        $ 698,033       $2,826,244
Earnings (loss) from operations                        (233,033)        (184,043)       (223,241)          94,582         (545,735)

For the Nine Months Ended September 30, 2001
---------------------------------------------
Net sales and revenues                               $4,344,167       $2,431,791      $2,729,481        $ 568,138      $10,073,577
Loss from operations                                   (422,720)        (643,555)       (664,830)       (103,468)       (1,834,573)

For the Nine Months Ended September 30, 2000
---------------------------------------------
Net sales and revenues                               $4,369,794         $599,197      $3,420,178       $2,127,808      $10,516,977
Earnings (loss) from operations                        (383,799)        (447,049)       (249,840)         293,147         (787,541)

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

Results of Operations.
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                        ------------------------------------    ----------------------------------
                                                              2001                2000                 2001             2000
                                                        ----------------    ----------------    ----------------    --------------
       Net sales and revenues                                  100%                100%                 100%             100%
       Cost of sales and revenues                              71                  71                   74               69
                                                        ----------------    ----------------    ----------------    --------------
          Gross profit                                         29                  29                   26               31
       Internal research and development                        6                   4                    5                2
       Selling, general and administrative expenses            31                  44                   39               36
                                                        ----------------    ----------------    ----------------    --------------
          Loss from operations                                 (8)                (19)                 (18)              (8)
          Loss before income taxes                             (7)                (16)                 (16)              (4)
       Income tax benefit                                      --                 (11)                  (1)              (3)
                                                        ----------------    ----------------    ----------------    --------------
          Net loss                                             (7%)               (5%)                 (16%)             (1%)
                                                        ================    ================    ================    ==============

Three and Nine Months Ended September 30, 2001 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2000.
-------------------------

NET SALES AND REVENUES

       Net sales and revenues increased $1,063,000 or 38% for the three months ended September 30, 2001 to $3,889,000, compared to $2,826,000 for the three months ended September 30, 2000. Contract research, service and license revenues decreased $661,000 or 34% to $1,266,000 for the three months ended September 30, 2001 compared to $1,927,000 for 2000. Sales of goods increased $1,724,000 or 192% to $2,623,000 for 2001, compared to $899,000 for 2000.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                  Three Months Ended June 30,
                                                                  -------------------------------------------------------------
                                                                        2001                  2000                % Change
                                                                  -----------------     -----------------     -----------------
       Contract research, service and license revenues                $1,266,000            $1,927,000               (34%)
       Sales of goods                                                  2,623,000               899,000               192%
                                                                  -----------------     -----------------
            Net sales and revenues                                    $3,889,000            $2,826,000                38%
                                                                  =================     =================

       Net sales and revenues decreased $443,000 or 4% for the nine months ended September 30, 2001 to $10,074,000, compared to $10,517,000 for the nine months ended September 30, 2000. Contract research, service and license revenues decreased $2,447,000 or 39% to $3,792,000 for the nine months ended September 30, 2001 compared to $6,239,000 for 2000. Sales of goods increased $2,004,000 or 47% to $6,282,000 for 2001, compared to $4,278,000 for 2000.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                                 Nine Months Ended September 30,
                                                                   -------------------------------------------------------------
                                                                         2001                  2000                % Change
                                                                   -----------------     -----------------     -----------------
       Contract research, service and license revenues                $ 3,793,000           $ 6,239,000               (39%)
       Sales of goods                                                   6,282,000             4,278,000                47%
                                                                   -----------------     -----------------
          Net sales and revenues                                      $10,074,000           $10,517,000                (4%)
                                                                   =================     =================

       The increase in sales of goods for the three and nine month periods ended September 30, 2001 is primarily due to increased sales of systems in Chicago. The decline in contract research, service and license revenues for the three and nine month periods ended September 30, 2001 is primarily due to the sale of the Optoelectronics business, as well as delays in performance by a subcontractor, and a one time license payment in 2000.

COST OF SALES AND REVENUES

       The cost of sales and revenues increased $751,000 to $2,774,000, and decreased to 71% of net sales and revenues, for the quarter ended September 30, 2001, compared to $2,023,000 or 72% of net sales and revenues for the quarter ended September 30, 2000.

       The cost of contract research, service and license revenues decreased $560,000 to $773,000, and decreased to 61% of related revenues, for the three months ended September 30, 2001, compared to $1,333,000 or 69% of related revenues for the three months ended September 30, 2000. The decreases are due to a change in product mix, and lower volume. Cost of goods sold increased $1,311,000 to $2,001,000, and decreased to 76% of related sales, for the three months ended September 30, 2001, compared to $690,000 or 77% of related sales, for the three months ended September 30, 2000. The increase in cost is due to higher volume, and the decrease as a percentage of sales is due to product mix.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                 Three Months Ended September 30,
                                                                   --------------------------------------------------------------
                                                                        2001              %              2000               %
                                                                   ----------------    --------     ----------------    ---------
       Cost of contract research, service and license revenues        $  773,000          61%          $1,333,000           69%
       Cost of goods sold                                              2,001,000          76%             690,000           77%
                                                                   ----------------                 ----------------
           Total cost of sales and revenues                           $2,774,000          71%          $2,023,000           72%
                                                                   ================                 ================

       The cost of contract research, service and license revenues decreased $1,702,000 to $2,434,000, and decreased to 64% of related revenues, for the nine months ended September 30, 2001, compared to $4,136,000 or 66% of related revenues for the nine months ended September 30, 2000. The decrease in cost and decrease as a percentage of sales are due to staff reductions. Cost of manufacturing equipment sales increased $1,865,000 to $5,021,000, and increased to 80% of related sales, for the nine months ended September 30, 2001, compared to $3,156,000 or 74% of related sales, for the nine months ended September 30, 2000. The increase in cost is due to higher volume, and the increase as a percentage of sales is due to product mix.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                  Nine Months Ended September 30,
                                                                   --------------------------------------------------------------
                                                                        2001              %              2000               %
                                                                   ----------------    --------     ----------------    ---------
       Cost of contract research, service and license revenues        $2,434,000          64%          $4,136,000           66%
       Cost of goods sold                                              5,021,000          80%           3,156,000           74%
                                                                   ----------------                 ----------------
          Total cost of sales and revenues                            $7,455,000          74%          $7,292,000           69%
                                                                   ================                 ================

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the three months ended September 30, 2001 increased $116,000 or 107% to $224,000, compared to $108,000 for the three months ended September 30, 2000.

       Internal research and development for the nine months ended September 30, 2001 increased $286,000 or 134% to $500,000, compared to $214,000 for the nine months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the three months ended September 30, 2001 decreased $35,000 to $1,206,000, and decreased to 31% of sales and revenues, compared to $1,241,000 or 44% of sales and revenues for the three months ended September 30, 2000. The decrease in selling, general and administrative expenses and decrease as a percentage of sales and revenues are due to a decrease in administrative staff as part of a cost reduction implemented by the Company.

       Selling, general and administrative expenses for the nine months ended September 30, 2001 increased $155,000 to $3,953,000, and increased to 39% of sales and revenues, compared to $3,798,000 or 36% of sales and revenues for the nine months ended September 30, 2000. The increase in selling, general and administrative expenses and increase as a percentage of sales and revenues are due to severance packages for terminated staff as part of a cost reduction implemented by the Company.

INTEREST

       The Company earned $60,000 of interest income for the quarter ended September 30, 2001, compared to $120,000 of interest income for the quarter ended September 30, 2000. The Company incurred interest expense of $23,000 for the quarter ended September 30, 2001 of which none was capitalized, compared to $1,000 in the third quarter of 2000 which was capitalized. The decline of interest income is due to the Company's utilization of available cash to fund operation.

INCOME TAXES

       The Company recorded no tax benefit for the three months ended September 30, 2001, compared to a tax benefit of $299,000 for the quarter ended September 30, 2000. The Company recorded a tax benefit of $80,000 for the nine months ended September 30, 2001 compared to a tax benefit of $299,000 for the nine months ended September 30, 2000.

NET LOSS

       The Company reported a net loss for the quarter ended September 30, 2001 of $277,000, compared to a net loss of $127,000 for the quarter ended September 30, 2000. The Company reported a net loss of $1,578,000 for the nine months ended September 30, 2001, compared to a net loss of $127,000 for the same period of 2000.

Liquidity and Capital Resources.
-------------------------------

       To date the Company has been able to fund its operating cash requirements using proceeds from sale of assets, operations and available lines of credit. In August 2001, the Company entered into a revolving credit agreement with the Silicon Valley Bank, replacing its previous credit facility with the Bank. This agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. This line of credit has been established to provide the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At September 30, 2001, interest on the line was at the Bank's prime rate plus 1/2 percent (6.50%). The line contains covenants including provisions relating to profitability and net worth. The Company was in default of the covenants as of September 30, 2001, but subsequently the Company received a waiver. Borrowings on the line are classified as a current liability. As of September 30, 2001, the Company had $875,000 outstanding under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $422,000 to $7,041,000 at September 30, 2001 from $7,463,000 at December 31,
2000. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2001, the Company's retained earnings were $810,000, compared to retained earnings of $2,388,000 as of December 31, 2000. Working capital as of September 30, 2001 decreased 23% to $6,990,000, compared to $9,025,000 as of December 31, 2000.

Recent Accounting Pronouncements.
--------------------------------

       Statement of Financial Accounting Standards No. 143, "Accounting For Asset Retirement Obligations", ("SFAS 143"), issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.


       Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"), issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.


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

b.     Reports of Form 8-K.
       -------------------

       No reports on Form 8-K were filed by the Registrant in the quarter ended September 30, 2001.

                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Spire Corporation

     14 November 2001         By:  /s/ Roger G. Little
--------------------------         ---------------------------------------------
      Date                         Roger G. Little
                                   President, Chief Executive Officer and
                                   Chairman of the Board

     14 November 2001         By:   /s/ Richard S. Gregorio
--------------------------         ---------------------------------------------
      Date                         Richard S. Gregorio
                                   Vice President and Chief Financial  Officer,
                                   Treasurer, Clerk and Principal Accounting
                                   Officer