Form 10KSB40
period 2001-12-31
SPIRE CORP
filed 2002-04-01
CIK 731657

2001
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB

(MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [No Fee Required]  For the fiscal year ended December 31, 2001.
      or
|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [No Fee Required]  For the transition period from            to
                                                        ----------    ----------
      Commission file number:  0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



        Massachusetts                                           04-2457335
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)



One Patriots Park, Bedford, Massachusetts  01730-2396          781-275-6000
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:  $14,152,000.

Based on the closing average price for the registrant's voting stock on February 28, 2002, the aggregate market value of such voting stock held by non-affiliates of the registrant was $8,622,772.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,732,660 shares of the issuer's only class of common equity, Common Stock, $.01 par value, on February 28, 2002.

Transitional Small Business Disclosure Format (Check One):   Yes |_|    No |X|

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting of Stockholders in Lieu of 2002 Annual Meeting to be held on May 22, 2002 are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.
-------------------------------
THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

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

       On October 25, 2000, the Company formed a wholly-owned subsidiary for the placement of its assets from its biotechnology surface engineering division. This subsidiary, named Spire Biomedical, Inc., has been formed to pursue its own business objectives which may include the possibility of seeking outside investment. Spire Biomedical continues to invest in product development, focusing on catheter-based hemodialysis access devices.

       In December of 1999, the Company entered into two year agreements with the City of Chicago, Illinois, and ComEd, a subsidiary of UniCom, whose territory encompasses the city of Chicago, to provide solar electric systems. The terms of the agreements call for the Company to establish a business to assemble, sell and install solar electric systems in Chicago in exchange for an $8 million purchase commitment by the City and ComEd. Purchasers of the Company's systems have received a subsidy from the Illinois Department of Commerce and Community Affairs of up to 60% (maximum of $300,000). Presently the Company is negotiating with the City and ComEd to modify and extend their agreements for an additional two years. The Company also entered into a business agreement with BP Solar in which BP Solar supplies solar cells and purchased the module capital equipment for the Chicago business. The Company formed a business unit, Spire Solar Chicago, to fulfill the obligations of the agreements.

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The Company continues to perform the project management element of its U.S. government optoelectronics research and development contracts until they are completed in 2002.

BUSINESS OF ISSUER

SPIRE SOLAR

       The thrust of the Company's solar business is to provide manufacturing technology worldwide to produce solar electric modules and photovoltaic ("PV") systems for distributed power generation. The use of solar power to generate electricity represents a rapidly growing market expanding at better than 25% annually. Last year, power shortages in California highlighted the advantages of distributed energy technologies which offer reliability and scalability as well as environmental benefits. Utility deregulation is also spurring the demand for alternative sources of energy. The events of September 11, 2001 point toward the critical need for a more secure and balanced national energy portfolio with renewable sources of energy destined to play a more important role. Abroad, the European Union has committed its member countries to obtain 20% of their electricity needs from renewables by 2010.

       As the global leader in photovoltaic technology and manufacturing, the Company is in an excellent position to address this market. During its more than two decades in the solar electric energy business, the Company has acquired substantial intellectual property, expertise and experience in PV module advanced design, process technology and manufacturing and systems design. The Company's PV manufacturing equipment is in use in over 40 countries worldwide by virtually every major PV manufacturer.

       Spire Solar Chicago is a full service PV manufacturing and systems business established in 1999 in cooperation with the City of Chicago, Commonwealth Edison, the Illinois Department of Commerce and Community Affairs, and BP Solar. Spire Solar Chicago builds solar panels, integrates them into PV systems and installs and maintains the systems. It assists customers with system design and post-sale service and support, including acquisition of grants and utility interconnection. Since the installation process requires specialized training, the Company conducts workshops to familiarize local building inspectors and electricians with PV systems.

       The solar panels are being installed on city museums, schools and commercial structures in a multi-year, multi-site program that provides opportunities to educate the public about solar energy as well as shave peak power demand during the hot summer months. By connecting the rooftop modules to ComEd's electricity grid, the amount of power that has to be delivered from high-emissions fossil fuels at times when it is most costly can be reduced.

       The Company advocates small-scale distributed manufacturing of solar electric modules and systems, believing that local production helps stimulate local demand. Spire Solar Chicago is a model for development of additional solar systems manufacturing and installation units in other regions. The Company's utility-oriented strategy addresses the growing need for reliable distributed power generation, clean energy and the revitalization of industrial brownfields within local markets. A growing demand for green power has led many utilities to look beyond traditional fossil fuels when adding peak load capacity. The Company's marketing efforts are directed to setting up partnerships with other energy service providers to establish businesses that will manufacture PV systems to be deployed in a variety of ways. Some of the systems would be mounted on public and commercial buildings connected to the main grid. Of more significant impact, however, would be construction of large, megawatt-size solar arrays on single sites such as an industrial brownfield, or contaminated land site, and converting it into a Solar Brightfield. The Company's financial analysis shows that electricity produced from such a site, when accompanied by appropriate financial incentives, is cost competitive with the price of peak power in many parts of the country.

SPIRE BIOMEDICAL, INC.

       In 2000, the Company formed Spire Biomedical, Inc. as a wholly-owned subsidiary as part of the continuing plan to focus the Company on becoming a "pure play" in the solar energy industry. This restructuring effort allows Spire Biomedical, Inc. to pursue its own corporate development activities and strategic relationships, and acquire its own capital and infrastructure.

       Spire Biomedical, Inc. uses biotechnology surface engineering to improve the performance of implantable medical devices.

       Spire Biomedical provides surface treatments to improve the performance of medical devices such as orthopedic components, vascular grafts, catheters and stents. Spire Biomedical's primary business has been the surface modification of orthopedic implants using its proprietary ion beam processing technology. By altering the surface chemistry, these customized treatments serve to reduce friction, improve infection resistance, and enhance tissue and bone growth. Developed by the Company over more than two decades of extensive ion beam research, the Company's advanced ion implantation and Ion Beam Assisted Deposition processes can be applied to polymers, metals and ceramics. More than one million orthopedic patients have benefited from IonGuard(R) treated implants.

       A major achievement of the year was completion of the development work on the Pourchez XpressOTM catheter, an advanced split-tip multilumen catheter which Spire Biomedical has perfected under a license agreement from a French inventor. The hemodialysis access device is used in the treatment of patients suffering from end stage renal disease (ESRD), commonly known as chronic kidney failure. Spire Biomedical acquired an exclusive license to the product in late 2000, and in less than a year, created a prototype, performed the required regulatory testing, and developed packaging and labeling specifications. It is the first medical device originating in Spire Biomedical's Medical Products Group, which was set up in 1999 to develop medical devices utilizing Spire Biomedical's proprietary surface treatments.

       The product's innovative split-tip design promises to reduce vascular access-related complications such as inadequate blood flow and infection. The product features a higher blood flow rate than similar catheters currently on the market, a key factor that will appeal to cost-conscious health care providers. At the end of 2001, Spire Biomedical submitted an application for the product under Rule 510k to the FDA and Spire Biomedical expects to receive FDA clearance to sell the catheter in the United States by mid-2002. Spire Biomedical has set up a national distribution network that is prepared to aggressively market the catheter directly to hospitals once FDA approval is obtained.

       The XpressOTM catheter represents an entry into the higher-margin medical device business and significant market opportunity for the Company over the next few years. The worldwide dialysis catheter market is approximately $300 million, of which $125 million is in the United States alone where some 600,000 dialysis catheters are used annually. Spire Biomedical expects this initial offering to serve as a platform for developing other vascular access products embodying Spire Biomedical's unique surface treatment technologies, enhancing their durability and effectiveness.

       In addition to ion beam processing, Spire Biomedical is pursuing the emerging market for tissue engineering, which encompasses bioactive orthopedic device coatings. There is a need, for example, for more effective protective coatings to enhance reliability of prosthetic devices. Spire Biomedical's initial steps have focused on developing biologically active coatings that deposit a bone-friendly surface on orthopedic and dental implants. These novel coatings, branded IonTiteTM and IonTissueTM, help to integrate the bone directly into the device, and offer significant advantages compared to the prevailing deposition methods. IonTite coatings are thin, extremely adherent and can be deposited at low substrate temperatures. Because the coating properties can be tailored to a wide range of medical devices made by established customers, they are a logical outgrowth of Spire Biomedical's surface engineering expertise.

       Based on progress that Spire Biomedical has already made in surface treatments, the National Institutes of Health awarded Spire Biomedical two research and development grants totaling $850,000 for improved device coatings. The first, for $750,000, will be used for optimizing multi-layer metallic coatings for prosthetic applications, while the second will evaluate the applicability of the IonTite process for coating titanium dental implants. Over one million dental implants occur in the United States annually, a $200 million to $250 million market that is projected to double over the next five years.

       Biophotonics - the ability to diagnose and monitor disease at the speed of light - represents another promising market opportunity for Spire Biomedical's expertise. Capitalizing on its intellectual property heritage in optoelectronics, Spire Biomedical is exploring novel ways to use this non-invasive technology to improve physicians' diagnostic tools. In 2001, the company was awarded a $100,000 Phase I National Institutes of Health grant to develop multi-wave length near-infrared spectroscopy modules (NIRS) for cerebral oximeters. This feasibility study, though it must be followed by additional clinical tests, could lead to improved cerebral imaging tools for neo-natal care.

                               GENERAL INFORMATION
                               -------------------
SALES AND MARKETING

       The Company builds its photovoltaic module manufacturing equipment and solar electric systems generally to order. For module manufacturing equipment, the Company usually requires 35% of the total purchase price on order, 55% on shipment and the final 10% upon acceptance of the equipment by the customer. For solar electric systems the Company generally receives 90% on installation and 10% on final acceptance. The Company receives progress payments under its research and development contracts on a cost reimbursement or per deliverable basis. Biomedical processing services generally are sold on a net 30 day basis.

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

       The Company markets its solar electric systems through dedicated internal sales staff out of its Chicago facility. The systems are marketed directly to the local utility and the City. The Company also markets to residential users.

       In the biomedical area, Spire Biomedical concentrates on identifying and serving the leading United States manufacturers of orthopedic and other medical devices. Where possible, Spire Biomedical seeks to be the sole provider of surface processing services to its customers.

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

MANUFACTURING AND QUALITY CONTROL

       The Company manufactures all of its photovoltaic manufacturing equipment and performs all of its biotechnology surface engineering processing services in a single facility. Spire Solar Chicago manufactures photovoltaic systems in a leased facility owned by the City of Chicago in Illinois. The fulfillment of each customer order for the Company's photovoltaic module manufacturing equipment and systems requires customized engineering and systems design. While the time required to fill orders is slightly different for each item, it generally takes approximately six months from date of order to delivery to the customer. The first few months of this process is devoted to customizing the design of the item of equipment or systems to meet the customer's requirements. The balance of the time is spent on internal assembly, wiring and testing of the equipment or systems. The Company maintains quality control measures throughout each step of the manufacturing process. Employees are responsible for reviewing incoming materials, conducting interim testing throughout the Company's processing of the materials, and servicing and testing final products before shipment to the Company's customers.

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

PROPRIETARY RIGHTS

       Through over 30 years of research and development, the Company has accumulated extensive scientific and technological expertise. The Company protects its technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as appropriate. The Company currently has 26 United States patents, of which one is jointly owned, two patent pending in the United States and two foreign patents pending, all of which cover elements of its biomedical materials and processing technologies.

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

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market. As an industry leader, the Company has been subject to competitive pricing on some of the components of its photovoltaic module manufacturing equipment product line. The Company's automated equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers may produce items of equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. The Company's Spire Solar Chicago unit has entered into an exclusive purchase contract with the City of Chicago and ComEd, to provide photovoltaic systems. However the Company competes against other forms of renewable energy, i.e., wind, solar, thermal. The Company also competes against other photovoltaic system manufacturers for sales in the Chicago market other than to the City and ComEd. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

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

EMPLOYEES

       As of December 31, 2001, the Company employed 99 people, of whom 68 work full-time. In addition to the 68 full-time employees, the Company regards an additional 23 corporate employees as full-time. However, since July 1, 2001, the Company decreased costs by temporarily reducing the time and compensation of many corporate employees by 20%. Beginning in January 2002, most of those 23 employees have resumed working at full time and pay. The Company intends to review all 23 employees at the end of the first quarter of 2002. Four of the Company's employees hold Ph.D.'s. The Company has nine employees on its technical staff and 27 on its manufacturing staff. The Company has never experienced a work stoppage and considers its relationship with its employees to be good. See "Risk Factors - Competition" and " - Dependence on Export Sales."

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

       The Company also is subject to export control regulations that govern the export of Company products to designated countries, as well as the release of technical information to non-United States individuals and entities. Further, the Company is subject to federal, state and local governmental environmental regulations and to federal OSHA regulations. The Company believes that it has complied in all material respects with all applicable environmental and safety regulations and has all permits necessary to conduct its business. The Company employs a part-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance has not been material to the Company.

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

RESEARCH AND DEVELOPMENT

       The Company's policy is to support as much of its research and development as possible through government contract funding, which it recognizes as revenue. Revenues from the Company's research and development contracts funded by the U.S. government, and their percent of net revenues were $1,985,000 or 14%, $4,098,000 or 32%, and $4,381,000 or 37%, for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company was performing 15 contracts and grants for the U.S. government, compared with 12 as of December 31, 2000. All contracts with U.S. government agencies have been audited through December 1997. The audits for the years ended December 31, 1998 through December 31, 2001 have not yet been performed.

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

       The Company's internally funded research and development expenditures were $703,000, $300,000 and $184,000 for the years ended 2001, 2000 and 1999, respectively.

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

       The size of the photovoltaic market depends on the amount of worldwide need for wireless power, especially in developing countries, and on domestic and international government funding of initiatives to invest in solar energy as an alternative to the burning of fossil fuels and other energy production methods. There can be no assurance that government funding for such initiatives will be available, or that solar energy will prove to be a cost-effective alternative to other energy sources and gain acceptance where traditional energy sources continue to be available. Most of the Company's research and development revenues are generated by contracts with the U.S. government. There can be no assurance that the U.S. government will fund the Company's research and development projects at the same level as it has in the past. The growth in the Company's Spire Solar Chicago business unit is dependent on continued and increased demand from the City and ComEd; as well as the Company's ability to price competitively in other industrial and residential sales. The growth of the Company's biomedical business depends on the condition of the health care system and the industry sectors serving that system; and on the Company's ability to introduce new products and services. The health care system recently has been characterized by pricing pressures and consolidations which could reduce or eliminate demand for the Company's processing services. The merger or consolidation of manufacturers of orthopedic and other medical devices could reduce the number of customers for the Company's biomedical processing services.

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

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment and systems markets. The Company's more technologically sophisticated and highly automated photovoltaic module manufacturing equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers produce some of the equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. The Company's Spire Solar Chicago unit has entered into an exclusive purchase contract with the City of Chicago and ComEd, to provide photovoltaic systems. However the Company competes against other forms of renewable energy, i.e., wind, solar, thermal. The Company also competes against other photovoltaic system manufacturers for sales in the Chicago market other than to the City and ComEd. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the U.S. government and other outside sources.

       DEPENDENCE ON OUTSIDE FUNDING FOR RESEARCH AND DEVELOPMENT. Substantially all of the Company's research and development work is funded by the U.S. government. Loss of outside funding may materially adversely affect the Company's ability further to develop its proprietary technologies and applications of these technologies to its current products and products under development. If the Company is unable to maintain its current level of such funding for any reason, the Company would need to generate funds for such research from other sources, reduce its research and development effort or increase its internal research and development. An increase in internally funded research and development would have a negative impact on profitability. U.S. government contracts are cancelable without the Company's consent. Furthermore, all companies that are parties to cost-plus contracts with the U.S. government are subject to annual government audit and possible recapture of payments. While the Company has not incurred significant losses as a result of government audits to date, the Defense Contract Audit Agency has not yet audited the Company for the years ended after December 31, 1997 and the rates at which the Company is reimbursed for future government contracts (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Operating Charges"). Loss of a number of U.S. government or other research and development contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The number of contracts performed by the Company for the U.S. government increased from 12 at December 31, 2000 to 15 at December 31, 2001.

       DEPENDENCE ON EXPORT SALES. For the fiscal years ended December 31, 2001, 2000 and 1999, export sales from the United States accounted for approximately the following percentages of the Company's net sales and revenues were 26%, 20% and 22% for the years ended 2001, 2000 and 1999, respectively. The majority of the Company's international revenues are derived from sales of its photovoltaic module manufacturing equipment. The Company anticipates that international sales of photovoltaic equipment will continue to account for a significant portion of net sales and revenues. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, national preferences for locally manufactured products and import duties or other taxes which may affect the prices of the Company's products in other countries relative to competitors' products. In addition, present or future U.S. government trade restrictions relating to sales to certain countries may limit the Company's ability to sell its products in the affected foreign countries.

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

       RELIANCE ON SALES REPRESENTATIVES. The Company markets its photovoltaic manufacturing equipment products through non-exclusive commissioned sales representatives, as well as through its internal staff. While the Company believes it has good relationships with its sales representatives, there can be no assurance that the Company will be able to retain such representatives. In addition, under the Company's agreements with Marubeni Corporation of Nagoya, Japan, Marubeni will distribute, and in some cases manufacture under a technology license, certain Spire photovoltaic module manufacturing equipment under the Company's name in Japan, and has rights to market this equipment line throughout certain countries in Southeast Asia and the Pacific Rim. The loss of a significant number of the Company's commissioned sales representatives or the inability of Marubeni to market and distribute the Company's products effectively in Japan, Southeast Asia and the Pacific Rim could adversely affect the Company's ability to market its photovoltaic products and could have a material adverse effect on the Company's business, results of operations or financial condition.

       FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced a net operating loss in its last four full fiscal years. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of management's control. These factors include, among others, timing of capital expenditures by customers, changes in demand for the Company's products, long business procurement cycles, changes in pricing policies by the Company and its competitors, cancellation or delay by customers of contracts with the Company and access to United States currency by the Company's customers.

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

       PROTECTION OF PROPRIETARY TECHNOLOGY. The Company actively protects its intellectual property and technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as it deems appropriate. The Company currently has 26 United States patents, one of which is jointly owned, two patents pending in the United States and two foreign patents pending, all of which cover elements of its biomedical materials and processing technologies. There can be no assurance that the Company will be able to assert its intellectual property rights successfully against allegedly infringing competitors, and the inability to assert its rights successfully may have a negative impact on the Company's competitive position and financial condition. Furthermore, there can be no assurance that the Company's intellectual property rights will deter others from developing substantially equivalent or competitive products or from reverse-engineering the Company's products. Even if a third party's products infringe upon the Company's patents or other intellectual property, it may be costly to enforce such rights, and such enforcement efforts may divert management attention from the operations of the Company. In addition, the foreign legal protection afforded intellectual property rights, including patents, if issued, may be different from that afforded under United States laws. To the extent the Company relies on non-disclosure agreements to protect its rights, there can be no assurance that such information will not be disclosed in breach of these agreements or, if disclosed, that the Company will be able to recover amounts sufficient to compensate it for any damage such disclosure may cause.

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

       DEPENDENCE ON MAJOR FACILITY. The Company has only one facility for manufacturing photovoltaic module manufacturing equipment and performing biomedical processing services. The Company also depends on a single facility in its Spire Solar Chicago business unit. The Company's revenues are dependent upon the continued operation of such facility. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, the Company has obtained certain permits to conduct its business as currently operated at its facility. There can be no assurance that such permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that the Company will be able to obtain similar permits to operate at another location. While the Company maintains insurance covering such risks, including business interruption coverage, there can be no assurance that the occurrence of these or any other operational problems at the Company's Massachusetts facility would not materially adversely affect the Company's business, results of operations or financial condition.

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

       CONTROL BY PRINCIPAL STOCKHOLDER. Roger G. Little, the Chairman of the Board, Chief Executive Officer and President of the Company, controls approximately 37% of the Company's outstanding Common Stock. In addition, as one of three Trustees of the Company's 401(k) Plan, Mr. Little may exercise control over shares of Common Stock held by the Plan. As a result, Mr. Little is in a position to exert significant influence over actions of the Company which require stockholder approval and generally to direct the affairs of the Company, including potential acquisitions, sales and changes in control of the Company.

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

       The Company is subject to export control regulations, which govern the export of Company products to certain countries, as well as the release of technical information to non-United States individuals and entities. It also is subject to the federal Occupational Safety and Health Act ("OSHA"). While the Company has a part-time compliance officer monitoring compliance with these laws and regulations, there can be no assurance that it will at all times be in compliance. Failure to comply with these laws and regulations could result in penalties to the Company, including fines and requirements to take remedial action, which would have a material adverse effect on the Company's business, results of operations or financial condition.

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

       FLUCTUATIONS IN STOCK PRICE. The Company's Common Stock has experienced price and volume fluctuations and may experience such fluctuations in the future. Factors such as announcements of technological innovations or new products by the Company or its competitors, changes in domestic or foreign governmental regulations or regulatory approval processes and fluctuations in quarterly operating results, have and may continue to have a significant impact on the market price of the Common Stock. Moreover, the stock market (and in particular the securities of technology companies such as the Company) has experienced and could in the future experience extreme price and volume fluctuations. These fluctuations may be unrelated to operating performance and could have a significant impact on the market price of the Common Stock.

       NO DIVIDENDS. The Company has paid no cash dividends since its inception. The Company anticipates retaining any future earnings for operations and does not anticipate that dividends will be paid in the foreseeable future. Under its credit agreement with Silicon Valley Bank, the Company is prevented from paying dividends without the prior written consent of the Bank.

ITEM 2. DESCRIPTION OF PROPERTY.
-------------------------------
       The Company leases two facilities. One facility is a 74,000-square-foot building located at One Patriots Park, Bedford, Massachusetts, of which the Company subleases approximately 22,000-square-feet to the purchaser of the assets of its optoelectronics business. All of the Bedford space is subleased from Mykrolis Corporation (a subsidiary of Millipore Corporation) on what the Company believes are commercially reasonable terms. Mykrolis leases the building from a trust of which Roger G. Little, Chairman, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended by the Company for a five-year period expiring on November 30, 2000, and further extended for an additional five-year period expiring on November 30, 2005. The Company also leases approximately 10,250-square-feet at 445 North Sacramento Boulevard, Chicago, Illinois from the City of Chicago. The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. See "Risk Factors - Dependence on Major Facility" and "- Need to Manage Growth."

ITEM 3. LEGAL PROCEEDINGS.
-------------------------
       In May 1985, Electronics Space Systems Corporation ("ESSCO") sued the Company in Middlesex Superior Court, Massachusetts to recover for alleged breach of contract, breach of implied covenant of good faith dealing and related claims in connection with ESSCO's allegation that the Company had violated certain contractual obligations and a partnership agreement for marketing photovoltaic products in China and certain other markets. The Company denied liability and filed counterclaims against ESSCO. In a trial on liability, a jury found that both the Company and ESSCO were liable for certain conduct. After further proceedings, including a separate trial on damages, and the filing of a number of motions, the court entered judgment in 2002 in favor of ESSCO against the Company for $301,000 plus interest. The court also entered judgment in favor of Spire against ESSCO for $228,500 plus interest. Both Spire and ESSCO have filed notices of appeal.

       The Company has been named as a defendant in 51 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. A single case has been filed in the United States District Court for the District of Nebraska. The plaintiffs seek damages in amounts that are not quantified at this time. The Company believes it has adequate liability insurance coverage for protection against adverse results of this litigation.

       In October 2001, Stratos Lightwave, Inc. ("Stratos") and Bandwidth Semiconductor, LLC ("Bandwidth") commenced litigation against the Company in the Circuit Court for Cook County, Illinois alleging various claims arising out of an Asset Purchase Agreement dated November 18, 1999 ("Agreement") between Spire, Methode Electronics, Inc. ("Methode") and Methode Massachusetts, Inc. ("MMI"). Pursuant to the Agreement, Spire transferred the assets and certain liabilities of Spire's optoelectronics business to MMI's transferee, now known as Bandwidth.

Methode transferred its rights and obligations under the Agreement to its subsidiary, Stratos, which subsequently was spun off as an independent public company. Stratos and Bandwidth claimed that Spire has misrepresented certain facts including the value of certain contracts and the financial condition of the optoelectronics business. Stratos and Bandwidth alleged damages in excess of $500,000 and sought declaratory relief under an escrow agreement with LaSalle Bank to satisfy their claims. The escrow account had been established to secure payment of Spire's obligations to Methode under the Agreement. In November 2001, Spire filed a lawsuit against Methode, Stratos and Bandwidth in Middlesex Superior Court in Massachusetts. Spire alleged that Stratos had made unlawful claims against the funds in escrow, which in turn had resulted in the bank's refusal to pay Spire over $600,000 of the escrow funds. The two proceedings are still in early stages, and no dates have been set for trial.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------
      No matters were submitted to a vote of the Company's security-holders in the fourth quarter 2001.


                                     PART II
                                     -------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
----------------------------------------------------------------
       The Company's Common Stock, $.01 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "SPIR." The following chart sets forth the high and low closing sale prices for the Common Stock for the periods shown:
                                    Closing           Closing
                                   Price High        Price Low
                                   ---------------------------
       2001
       ----
       First Quarter                 $6.50             $3.44
       Second Quarter                 7.97              2.33
       Third Quarter                  6.00              2.39
       Fourth Quarter                 4.20              3.16

       2000
       ----
       First Quarter                 $5.98             $2.69
       Second Quarter                 3.24              1.87
       Third Quarter                  4.31              2.31
       Fourth Quarter                 7.84              3.15

       These prices do not reflect retail mark-ups, mark-downs or commissions. The closing price of the Common Stock on February 28, 2002 was $3.31, and on that date, there were approximately 213 stockholders of record.

       The Company did not pay any cash dividends during 2001 or 2000. On December 22, 2000, the Company paid a stock dividend of one share for each share held of record on November 22, 2000. These prices above have been adjusted retroactively to reflect the stock dividend.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-----------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------
       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND IN "RISK FACTORS" AND "BUSINESS." THE FOLLOWING DISCUSSION IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONJUNCTION WITH, THE DETAILED INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE OR INCORPORATED BY REFERENCE IN THIS REPORT.

OVERVIEW

       The Company develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services. Spire is the world's leader in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in 144 factories and in 42 countries. The Company's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices.

       The Company's net sales and revenues for the year ended December 31, 2001 increased 10%, compared to the year ended December 31, 2000, due to an increase in solar equipment and systems revenues.

       Sales of the Company's Spire Solar business area increased 61% during 2001 as compared to 2000, due to increased demand for the Company's capital equipment and new system sales from the Company's Chicago facility.

       Revenues of the Company's subsidiary Spire Biomedical, Inc. decreased 7% during 2001 as compared to 2000 due primarily to a one time license sale in 2000.

       Operating results in any particular quarter will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's equipment line. Export sales, which amounted to 26% of net sales and revenues for the year ended December 31, 2001, continue to constitute a significant portion of the Company's net sales and revenues.

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The purchaser of the optoelectronics assets received machinery, equipment and technology.

       The sale of the assets of the optoelectronics business resulted in a pretax net gain of $9,918,189.

RESULTS OF OPERATIONS

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                            Years Ended December 31,
                                                       --------------------------------
                                                        2001         2000         1999
                                                       --------------------------------
       Net sales and revenues                           100.0%       100.0%       100.0%
       Cost of sales and revenues                        74.1         71.9         87.5
                                                       --------------------------------
           Gross profit                                  25.9         28.1         12.5
       Selling, general and administrative expenses      36.8         40.3         39.3
       Internal research and development                  5.0          2.3          1.5
                                                       --------------------------------
           Loss from operations                         (16.7)       (14.6)       (28.4)
       Gain on sale of assets                              --           --         83.3
                                                       --------------------------------
           Earnings (loss) before income taxes          (16.7)       (10.8)        54.1
       Income tax expense (benefit)                      (0.5)        (4.6)         9.0
                                                       --------------------------------
           Net earnings (loss)                          (15.3)%       (6.2)%       45.1%
                                                       ================================

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES AND REVENUES

       Net sales and revenues increased $1,267,000 or 10% for the year ended December 31, 2001 to $14,152,000, compared to $12,885,000 for the year ended December 31, 2000. Contract research, service and license revenues decreased $2,482,000 or 32% to $5,378,000 for the year ended December 31, 2001 compared to

$7,860,000 for 2000. Sales of goods increased $3,749,000 or 75% to $8,774,000 for 2001, compared to $5,025,000 for 2000 due to the growth in the photovoltaic industry, and a growth in sales from the Company's Chicago facility. The following table categorizes the Company's net sales and revenues for the periods presented:

                                                             Years Ended December 31,
                                                           ---------------------------
                                                               2001            2000        Change
                                                           -----------     -----------     ------
       Contract research, service and license revenues     $ 5,378,000     $ 7,860,000      (32%)
       Sales of goods                                        8,774,000       5,025,000       75%
                                                           -----------     -----------
          Net sales and revenues                           $14,152,000     $12,885,000       10%
                                                           ===========     ===========

COST OF SALES AND REVENUES

       The cost of contract research, service and license revenues decreased $1,163,000 to $3,464,000, and increased to 64% of related revenues, for the year ended December 31, 2001, compared to $4,627,000 or 59% of related revenues for the year ended December 31, 2000. Cost of contract research, service and license revenues decreased in dollars due to a lower volume. Cost of goods sold increased $2,440,000 to $7,135,000, and decreased to 81% of related sales, for the year ended December 31, 2001, compared to $4,642,000 or 92% of related sales, for the year ended December 31, 2000. The increase in total cost of sales and revenues is caused by higher volume.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                 December 31, 2001     %      December 31, 2000     %
                                                                 ------------------------------------------------------
       Cost of contract research, service and license revenues     $ 3,464,000        64%        $ 4,627,000        59%
       Cost of goods sold                                            7,135,000        81%          4,642,000        92%
                                                                   -----------                   -----------
          Total cost of sales and revenues                         $10,599,000        75%        $ 9,269,000        72%
                                                                   ===========                   ===========

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the year ended December 31, 2001 increased $403,000 or 134% to $703,000, compared to $300,000 for the year ended December 31, 2000. The increase is due to the Company's investment in the development of a catheter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the year ended December 31, 2001 increased $16,000 to $5,211,000, and decreased to 37% of sales and revenues, compared to $5,195,000 or 40% of sales and revenues for the year ended December 31, 2000. Selling, general and administrative expenses decreased as a percentage of sales due to higher sales volume.

INTEREST

       The Company earned $276,000 in interest income for the year ended December 31, 2001 from the investment of the proceeds from the sale of the optoelectronics assets in short-term debt securities, compared to $488,000 for the year ended December 31, 2000. The Company incurred interest expense of $94,000 in 2001 and $18,000 in 2000, of which $4,000 was capitalized in 2000 and $11,000 in 2000 related to internally constructed assets.

INCOME TAXES

       The Company recorded $13,000 of tax benefit for the year ended December 31, 2001, compared to a tax benefit of $598,000 for the year ended December 31, 2000. At December 31, 2001, the Company had a gross deferred tax asset of expenses of $1,707,000, against which a valuation allowance of $1,638,000 was applied. Gross deferred tax liability of $69,000 was applied against the net deferred tax asset.

NET LOSS

       The Company reported a net loss for the year ended December 31, 2001 of $2,163,000, compared to net loss of $800,000 for the year ended December 31, 2000.

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

                                                              Years Ended December 31,
                                                           -----------------------------
                                                               2000             1999            Change
                                                           ------------     ------------     ------------
       Contract research, service and license revenues     $  7,860,000     $  8,906,000         (12%)
       Sales of goods                                         5,025,000        2,995,000          68%
                                                           ------------     ------------
           Net sales and revenues                          $ 12,885,000     $ 11,901,000           8%
                                                           ============     ============

COST OF SALES AND REVENUES

       The cost of contract research, service and license revenues decreased $2,759,000 to $4,627,000, and decreased to 59% of related revenues, for the year ended December 31, 2000, compared to $7,202,000 or 81% of related revenues for the year ended December 31, 1999. Cost of contract research, service and license revenues decreased, in dollars and as a percentage of sales due to a decline in fixed costs and a one-time license sale with no associated cost. Cost of goods sold increased $1,428,000 to $4,642,000, and decreased to 92% of related sales, for the year ended December 31, 2000, compared to $3,214,000 or 107% of related sales, for the year ended December 31, 1999. The decrease in total cost of sales and revenues as a percentage of related sales and revenues is caused by product mix and higher volume, and a one time write down to market value of certain work in process inventories in 1999.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                December 31, 2000      %      December 31, 1999      %
                                                                 ------------------------------------------------------
       Cost of contract research, service and license revenues     $ 4,627,000        59%        $ 7,202,000         81%
       Cost of goods sold                                            4,642,000        92%          3,214,000        107%
                                                                   -----------                   -----------
          Total cost of sales and revenues                         $ 9,269,000        72%        $10,416,000         88%
                                                                   ===========                   ===========

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the year ended December 31, 2000 increased $116,000 or 63% to $300,000, compared to $184,000 for the year ended December 31, 1999.

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

INCOME TAXES

       The Company recorded $598,000 of tax benefit for the year ended December 31, 2000, compared to expenses of $1,070,000 for the year ended December 31, 1999. At December 31, 2000, the Company had a gross deferred tax asset of expenses of $1,307,000, against which a valuation allowance of $1,155,000 was applied. Gross deferred tax liability of $152,000 was applied against the net deferred tax asset.

NET EARNINGS (LOSS)

       The Company reported a net loss for the year ended December 31, 2000 of $800,000, compared to net earnings of $5,367,000 for the year ended December 31, 1999. Net earnings for the year ended December 31, 1999 resulted from the pretax gain on sale of assets of $9,918,000, which offset pretax operating losses of $3,380,000.

LIQUIDITY AND CAPITAL RESOURCES

       To date the Company has been able to fund its operating cash requirements using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement with the Silicon Valley Bank. The Agreement was amended in January 2002 due to the Company's violation of certain financial covenants, and the line of credit was extended until April 2002. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. The Company is currently negotiating with its lender to extend its line of credit. At December 31, 2001 and 2000, interest on the line was at the Bank's prime rate plus 1/2 percent (5.25% in 2001 and 10% in 2000). The line contains covenants including provisions relating to profitability and net worth. The Company was in default of the covenants as of December 31, 2001, but subsequently the Company received a waiver. Borrowings on the line are classified as a current liability. As of December 31, 2001, the Company had $875,000 outstanding under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $1,327,000 to $5,583,000 at December 31, 2001 from $6,910,000 at December 31,
2000. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2001, the Company's retained earnings were $225,000, compared to retained earnings of $2,388,000 as of December 31, 2000. Working capital as of December 31, 2001 decreased 25% to $6,759,000, compared to $9,001,000 as of December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

       The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

       Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization adjustments. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No.
142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in fiscal year 2002.

       As of the date of adoption of SFAS No. 142, the Company expects to have unamortized identifiable intangible assets of $234,813, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to intangible assets was $12,500, $29,780 and $40,777 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company does not expect the implementation of SFAS No. 142 to have a material impact on its financial condition or results of operations.

       SFAS No. 143, "Accounting For Asset Retirement Obligations", issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

IMPACT OF INFLATION AND CHANGING PRICES

       Historically, the Company's business has not been materially impacted by inflation. Manufacturing equipment sales and solar systems are generally quoted, manufactured and shipped within a cycle of approximately six months, allowing for orderly pricing adjustments to the cost of labor and purchased parts. The Company has not experienced any negative effects from the impact of inflation on long-term contracts. The Company's service business is not expected to be seriously affected by inflation because its procurement-production cycle typically ranges from two weeks to several months, and prices generally are not fixed for more than one year. Research and development contracts usually include cost escalation provisions.

FOREIGN EXCHANGE FLUCTUATION

       The Company sells only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Therefore the Company is not directly affected by foreign exchange fluctuations on its current orders. However, fluctuations in foreign exchange rates do have an effect on the Company's customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets.

RELATED PARTY TRANSACTIONS

       The Company subleases 74,000 square feet in a building from Mykrolis Corporation (a subsidiary of Millipore Corporation), which leases the building from a Trust of which Roger G. Little, Chief Executive Officer, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease was $999,000 in 2001. This amount does not include rent received by the Company for subleasing approximately 22,000 square feet of its 74,000 square feet to the purchaser of the Company's optoelectronics business.

CRITICAL ACCOUNTING POLICY - REVENUE RECOGNITION

       The Company derives its revenues from three primary sources: 1) sales of solar energy equipment and solar energy systems; 2) biomedical processing services; and 3) U.S. government funded research and development contracts.

       The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer owned properties under a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with multi elements, the Company allocates fair value to each element based on rates quoted in the contract and revenue is recognized upon delivery of the element. The Company's biomedical service performs surface engineering to various medical device manufacturers on a contracts basis. The Company recognizes revenue as the products are shipped back to the customer. The Company recognizes revenues and estimated profits on long term government contracts on a percentage of completion method of accounting using a cost to cost methodology. Profit estimates are revised periodically based upon changes and facts and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the U.S. Government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of an audit performed by the Government.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

       The following table summarizes the Company's contractual obligations at December 31, 2001 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                                   Payments Due by Period
                                          ------------------------------------------------------------------
                                                        Less than                                   After
                Contractual Obligation       Total        1 Year      1 - 3 Years   4 - 5 Years    5 Years
       -------------------------------    ----------    ----------    ----------    ----------    ----------
       Notes payable                      $  875,000    $  875,000    $       --    $       --    $       --
       Non-cancelable operating leases     4,415,000     1,047,000     2,174,000    $1,194,000            --
       Standby letters of credit              61,750        61,750            --            --            --
                                          ----------    ----------    ----------    ----------    ----------
          Total commercial commitments    $5,351,750    $1,983,750    $2,174,000    $1,194,000            --
                                          ==========    ==========    ==========    ==========    ==========

       On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of 2 megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS which amounted to $22,707 during the year ended December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                        Number
                                                                       --------

Independent Auditors' Report                                               21

Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 2001 and 2000            22

   Consolidated Statements of Operations for the Years Ended
   December 31, 2001, 2000 and 1999                                        23

   Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2001, 2000 and 1999                                  24

   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999                                        25

   Notes to Consolidated Financial Statements                            26 - 38

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Spire Corporation:

       We have audited the consolidated balance sheets of Spire Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Boston, Massachusetts
March 29, 2002

                       SPIRE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                           -----------------------------
                                                               2001              2000
                                                           ------------     ------------
                                     ASSETS
Current assets
--------------
    Cash and cash equivalents                              $  5,582,884     $  6,910,443
    Accounts receivable, trade:
       Amounts billed                                         3,422,525        2,210,901
       Retainage                                                 99,838           45,457
       Unbilled costs                                           316,819          977,800
                                                           ------------     ------------
                                                              3,839,182        3,234,158
       Less allowance for doubtful accounts                     152,000          108,000
                                                           ------------     ------------
            Net accounts receivable                           3,687,182        3,126,158
                                                           ------------     ------------

    Inventories                                               1,224,451        2,958,840
    Income tax receivables                                           --          260,000
    Prepaid expenses and other current assets                   333,145          326,725
                                                           ------------     ------------
            Total current assets                             10,827,662       13,582,166
                                                           ------------     ------------

Property and equipment                                       16,396,476       15,084,479
    Less accumulated depreciation and amortization           13,243,038       12,913,912
                                                           ------------     ------------
            Net property and equipment                        3,153,438        2,170,567
                                                           ------------     ------------

Patents (less accumulated amortization, $490,867
  in 2001 and $478,287 in 2000)                                 234,813          131,128
Other assets                                                    598,732          558,506
                                                           ------------     ------------
                                                                833,545          689,634
                                                           ------------     ------------
                                                           $ 14,814,645     $ 16,442,367
                                                           ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
    Accounts payable                                       $  1,422,332     $  1,230,607
    Accrued liabilities                                       1,304,299        1,229,432
    Notes payable                                               875,000          550,000
    Advances on contracts in progress                           466,513        1,570,684
                                                           ------------     ------------
       Total current liabilities                              4,068,144        4,580,723
                                                           ------------     ------------

    Unearned purchase discount                                1,478,102          530,227

Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized
       20,000,000; issued 6,732,660 shares in 2001
       and 6,681,824 shares in 2000                              67,327           66,818
    Additional paid-in capital                                8,976,483        8,877,019
    Retained earnings                                           224,589        2,387,581
                                                           ------------     ------------
       Total stockholders' equity                             9,268,399       11,331,418
                                                           ------------     ------------
                                                           $ 14,814,645     $ 16,442,367
                                                           ============     ============

          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                   2001                 2000                 1999
                                                               ------------         ------------         ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues            $  5,377,504         $  7,859,470         $  8,905,528
    Sales of goods                                                8,774,284            5,025,159            2,995,240
                                                               ------------         ------------         ------------
       Total sales and revenues                                  14,151,788           12,884,629           11,900,768
                                                               ------------         ------------         ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses              3,464,343            4,626,905            7,201,631
    Cost of goods sold                                            7,135,377            4,641,586            3,213,643
    Selling, general and administrative expenses                  5,211,360            5,195,365            4,681,725
    Internal research and development                               703,132              300,252              184,018
                                                               ------------         ------------         ------------
       Total costs and expenses                                  16,514,212           14,764,108           15,281,017
                                                               ------------         ------------         ------------
Loss from operations                                             (2,362,424)          (1,879,479)          (3,380,249)
--------------------
Gain on sale of assets                                                   --                   --            9,918,189

Interest income (expense), net                                      186,434              481,591             (101,245)
                                                               ------------         ------------         ------------
Earnings (loss) before income taxes                              (2,175,990)          (1,397,888)           6,436,695

Income tax expense (benefit)                                        (12,998)            (597,619)           1,070,000
                                                               ------------         ------------         ------------
Net earnings (loss)                                            $ (2,162,992)        $   (800,269)        $  5,366,695
-------------------                                            ============         ============         ============

Earnings (loss) per share of common stock - basic              $      (0.32)        $      (0.12)        $       0.83
-------------------------------------------------              ============         ============         ============

Earnings (loss) per share of common stock - diluted            $      (0.32)        $      (0.12)        $       0.82
---------------------------------------------------            ============         ============         ============

Weighted average number of common and common equivalent
    shares outstanding - basic                                    6,690,933            6,628,667            6,492,224
                                                               ============         ============         ============

Weighted average number of common and common equivalent
    shares outstanding - diluted                                  6,690,933            6,628,667            6,549,426
                                                               ============         ============         ============






          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999






                                    COMMON STOCK            ADDITIONAL          TREASURY STOCK            RETAINED
                             ---------------------------     PAID-IN      ---------------------------     EARNINGS
                                SHARES         AMOUNT        CAPITAL         SHARES         AMOUNT       (DEFICIT)        TOTAL
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance, December 31, 1998      7,591,852   $     75,919   $  9,742,534      1,104,320   $ (1,219,687)  $ (2,178,845)  $  6,419,921
  Exercise of stock options        46,000            460         65,515             --             --             --         65,975
  Net earnings                         --             --             --             --             --      5,366,695      5,366,695
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 1999      7,637,852         76,379      9,808,049      1,104,320     (1,219,687)     3,187,850     11,852,591
  Exercise of stock options       148,292          1,482        277,614             --             --             --        279,096
  Retire treasury stock        (1,104,320)       (11,043)    (1,208,644)    (1,104,320)     1,219,687             --             --
  Net loss                             --             --             --             --             --       (800,269)      (800,269)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000      6,681,824         66,818      8,877,019             --             --      2,387,581     11,331,418
  Exercise of stock options        50,836            509         99,464             --             --             --         99,973
  Net loss                             --             --             --             --             --     (2,162,992)    (2,162,992)
                             ------------   ------------   ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2001      6,732,660   $     67,327   $  8,976,483             --   $         --   $    224,589   $  9,268,399
                             ============   ============   ============   ============   ============   ============   ============






















          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                       2001             2000             1999
                                                                   ------------     ------------     ------------
Cash flows from operating activities:
   Net earnings (loss)                                             $ (2,162,992)    $   (800,269)    $  5,366,695
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Depreciation and amortization                                    583,287          452,291          970,646
       Loss (gain) on sale and abandonment of assets                     23,842           13,064       (9,918,189)
       Income tax receivables                                           260,000         (260,000)              --
       Changes in assets and liabilities (excluding
         the impact of assets sold):
            Accounts receivable                                        (561,024)        (821,173)         850,291
            Inventories                                               1,734,389       (1,095,907)         289,910
            Prepaid expenses and other current assets                    (6,420)          25,223          (11,701)
            Income taxes payable                                             --       (1,070,000)       1,070,000
            Accounts payable and accrued liabilities                    266,592          (18,536)          86,711
            Unearned purchase discount                                  947,875          530,227               --
            Advances on contracts in progress                        (1,104,171)        (391,616)         850,242
                                                                   ------------     ------------     ------------
            Net cash used in operating activities                       (18,622)      (3,436,696)        (445,395)
                                                                   ------------     ------------     ------------

Cash flows from investing activities:
   Proceeds from sale of assets (net of related expenses)                    --               --       12,204,007
   Additions to property and equipment                               (1,577,420)        (584,436)        (351,522)
   Increase in patent costs                                            (116,265)         (53,952)         (30,383)
   Other assets                                                         (40,225)        (552,939)          (5,178)
                                                                   ------------     ------------     ------------
            Net cash provided by (used in) investing activities      (1,733,910)      (1,191,327)      11,816,924
                                                                   ------------     ------------     ------------

Cash flows from financing activities:
    Net borrowings (payments) on short-term debt                        325,000          550,000         (850,000)
    Exercise of stock options                                            99,973          279,096           65,975
                                                                   ------------     ------------     ------------
            Net cash provided by (used in) financing activities         424,973          829,096         (784,025)
                                                                   ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                 (1,327,559)      (3,798,927)      10,587,504

Cash and cash equivalents, beginning of year                          6,910,443       10,709,370          121,866
                                                                   ------------     ------------     ------------
Cash and cash equivalents, end of year                             $  5,582,884     $  6,910,443     $ 10,709,370
                                                                   ============     ============     ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest                                                    $     93,686     $     17,297     $    132,294
                                                                   ============     ============     ============
       Income taxes                                                $         --     $    489,547     $         --
                                                                   ============     ============     ============

        See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

       (B)   REVENUE RECOGNITION

       The Company derives its revenues from three primary sources: 1) sales of solar energy equipment and solar energy systems; 2) biomedical processing services; and 3) U.S. government funded research and development contracts.

       The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer owned properties under a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with multi elements, the Company allocates fair value to each element based on rates quoted in the contract and revenue is recognized upon delivery of the element. The Company's biomedical service performs surface engineering to various medical device manufacturers on a contracts basis. The Company recognizes revenue as the products are shipped back to the customer. The Company recognizes revenues and estimated profits on long term government contracts on a percentage of completion method of accounting using a cost to cost methodology. Profit estimates are revised periodically based upon changes and facts and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the U.S. Government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of an audit performed by the Government.

       (C)   INVENTORIES

       Inventories are stated at the lower of cost or market, cost being determined by the average cost method, on a first-in, first-out (FIFO) basis.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

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

       (G)   RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 2001, 2000 and 1999, unfunded research and development costs were $703,000, $300,000 and $184,000, respectively.

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

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


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

       (L)   STOCK-BASED COMPENSATION

       The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25" issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

       (P)   NEW ACCOUNTING STANDARDS

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


       The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

       Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization adjustments. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No.
142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in fiscal year 2002.

       As of the date of adoption of SFAS No. 142, the Company expects to have unamortized identifiable intangible assets of $234,813, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to intangible assets was $12,500, $29,780 and $40,777 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company does not expect the implementation of SFAS No. 142 to have a material impact on its financial condition or results of operations.

       SFAS No. 143, "Accounting For Asset Retirement Obligations", issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

       SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company does not expect the implementation of SFAS 144 to have a material impact on its financial condition or results of operations.

(3)    ACCOUNTS RECEIVABLE

       Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

       Retainage represents revenues on certain United States Government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year which totaled $100,000 and $45,000 at December 31, 2001 and 2000, respectively. All other accounts receivable are expected to be collected within one year.

       All contracts with United States Government agencies have been audited through December 1997. The Company has not incurred significant losses as a result of government audits.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


(4)    INVENTORIES

       Inventories consist of the following:

                                                         December 31,
                                                 -----------------------------
                                                     2001             2000
                                                 ------------     ------------
             Raw materials                       $    859,114     $    588,732
             Work in process                          365,337        1,951,842
             Finished goods                                --          418,266
                                                 ------------     ------------
                                                 $  1,224,451     $  2,958,840
                                                 ============     ============

(5)    ACCRUED LIABILITIES

       Accrued liabilities include the following:

                                                         December 31,
                                                 -----------------------------
                                                    2001              2000
                                                 ------------     ------------
             Accrued payroll and payroll taxes   $    296,352     $    337,161
             Accrued purchases                             --          272,965
             Accrued other                          1,007,947          619,306
                                                 ------------     ------------
                                                 $  1,304,299     $  1,229,432
                                                 ============     ============
(6)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:

                                                         December 31,
                                                 -----------------------------
                                                     2001             2000
                                                 ------------     ------------
             Machinery and equipment             $ 11,780,785     $ 10,490,494
             Furniture and fixtures                 2,892,593        2,880,596
             Leasehold improvements                 1,653,258        1,600,645
             Construction in progress                  69,840          112,744
                                                 ------------     ------------
                                                 $ 16,396,476     $ 15,084,479
                                                 ============     ============

(7)    OTHER ASSETS

       Included in Other Assets is an Escrow Account used as a pledge established to secure payment of the Company's obligations to the purchaser of the Company's Optoelectronics Business. See Footnote 15.

(8)    NOTES PAYABLE AND CREDIT ARRANGEMENTS

       To date the Company has been able to fund its operating cash requirements using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement with the Silicon Valley Bank. The Agreement was amended in January 2002 due to the Company's violation of certain financial covenants, and the line of credit was extended until April 2002. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. The Company is currently negotiating with its lender to extend its line of credit. At December 31, 2001 and 2000, interest on the line was at the Bank's prime rate plus 1/2 percent (5.25% in 2001 and 10% in 2000). The line contains covenants including provisions relating to profitability and net worth. The Company was in default of the covenants as of December 31, 2001, but subsequently the Company received a waiver. Borrowings on the line are classified as a current liability. As of December 31, 2001, the Company had $875,000 outstanding under this revolving credit facility.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999




(9)    STOCK COMPENSATION PLANS

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

       Through December 31, 2001, the Company has outstanding under its 1996 Equity Incentive Plan, 125,000 non-qualified stock options held by the unaffiliated directors of the Company for the purchase of common stock at an average price of $4.93 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company may no longer award options under any plans except the 1996 Equity Incentive Plan.

       A summary of the activity of these plans follows:

                                                                    Weighted
                                                    Number          Average
                                                  of Shares       Option Price
                                                 -----------------------------
       Outstanding, December 31, 1998                 479,700         $3.51
             Granted                                  226,900         $1.80
             Exercised                                (46,000)        $1.43
             Canceled                                 (61,900)        $3.87
                                                 ------------     ------------

       Outstanding, December 31, 1999                 598,700         $3.01
             Granted                                  330,244         $2.91
             Exercised                               (149,542)        $1.83
             Canceled                                (189,544)        $3.73
                                                 ------------     ------------

       Outstanding, December 31, 2000                 589,858         $2.99
             Granted                                   25,000         $5.72
             Exercised                                (50,836)        $1.97
             Canceled                                 (31,874)        $2.96
                                                 ------------     ------------

       Options Outstanding at December 31, 2001       532,148         $3.19
                                                 ============     ============

       Options Exercisable at December 31, 2001       231,438         $3.28
                                                 ============     ============




       The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding                            Options Exercisable
                  ---------------------------------------------------    -------------------------------
                                 Weighted Average
   Range of         Number          Remaining        Weighted Average       Number      Weighted Average
Exercise Price    Outstanding    Contractual Life     Exercise Price     Exercisable     Exercise Price
--------------    -----------    ----------------    ----------------    -----------    ----------------
$1.25 to $2.49      158,252          7.6 years            $1.85             97,032           $1.89
$2.50 to $5.00      313,896          8.9 years            $3.13            101,406           $3.30
$5.01 to $7.94       60,000          7.1 years            $7.04             32,500           $7.44
                  -----------                                            -----------
                    532,148          8.1 years            $3.19            231,438           $3.28
                  ===========                                            ===========

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


       There were 857,305 shares reserved for issuance under all plans at December 31, 2001. The per-share weighted-average fair value of stock options granted in 2001, 2000 and 1999 was $3.25, $1.64 and $1.80, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                   Expected        Risk-Free      Expected         Expected
        Year    Dividend Yield   Interest Rate   Option Life   Volatility Factor
       ------   --------------   -------------   -----------   -----------------
        2001         0%              4.42%         5 years            96.9%
        2000         0%              5.65%         5 years            98.2%
        1999         0%              5.89%         5 years            93.1%

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

                                                                                 2001            2000           1999
                                                                             ------------     ----------     ----------
       Net earnings (loss) as reported                                       $(2,162,992)     $(800,270)     $5,366,695
       Earnings (loss) per share of common stock - diluted, as reported      $     (0.32)     $   (0.12)     $     0.82
       Net earnings (loss) pro forma                                         $(2,274,663)     $(920,063)     $4,467,018
       Earnings (loss) per share of common stock - diluted, pro forma        $     (0.34)     $   (0.14)     $     0.70

       Pro forma net earnings (loss) reflect only options granted after 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings (loss) amounts presented above for 1999 because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

(10)   SALE OF ASSETS

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The assets that were sold to the purchaser included machinery, equipment and technology. Until December 30, 2004 the Company may not compete with the purchaser's optoelectronics business. However, the restrictions on competition do not prevent the Company from engaging in optoelectronics business activities in conducting its terrestrial photovoltaic business relating to terrestrial solar cells and related components, or in conducting its biomedical business relating to implanted medical devices and related instrumentation and components. The Company will continue to perform the project management element of its U.S. government optoelectronics research and development contracts until they are completed in 2002. The Company has entered into a subcontract with the purchaser under each of the remaining government contracts for a portion of the research and development services.

       The sale of the assets of the optoelectronics business resulted in a pre-tax net gain of $9,918,189.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


(11)   INCOME TAXES

       A summary of the components of income tax expense (benefit) follows:

                                                                                 2001
                                                              -----------     ----------    -----------
                                                                Current        Deferred        Total
                                                              -----------     ----------    -----------
              Federal                                         $   (20,000)          --      $   (20,000)
              State                                                 7,000           --            7,000
                                                              -----------     ----------    -----------
              Total                                           $   (13,000)          --      $   (13,000)
                                                              ===========     ==========    ===========

                                                                                 2000
                                                              -----------     ----------    -----------
                                                                Current        Deferred        Total
                                                              -----------     ----------    -----------
              Federal                                         $  (603,619)    $     --      $  (603,619)
              State                                                 6,000           --            6,000
                                                              -----------     ----------    -----------
              Total                                           $  (597,619)    $     --      $  (597,619)
                                                              ===========     ==========    ===========

                                                                                 1999
                                                              -----------     ----------    -----------
                                                                Current        Deferred        Total
                                                              -----------     ----------    -----------
              Federal                                         $   317,234     $     --      $   317,234
              State                                               752,766           --          752,766
                                                              -----------     ----------    -----------
              Total                                           $ 1,070,000     $     --      $ 1,070,000
                                                              ===========     ==========    ===========

       The reconciliation between the amount computed by applying the U.S. federal statutory tax rate of 34% to pretax income and the actual provision for income taxes follows:

                                                                2001         2000         1999
                                                              ---------    ---------   ----------
       Income tax expense (benefit) at statutory rate         $(721,477)   $(475,282)  $2,188,477
       State income taxes net of federal income tax benefit       4,620        3,960      404,401
       Increase (decrease) in valuation allowance related
         to income tax expense                                  674,065      234,658   (1,667,514)
       Permanent differences                                     12,701       12,152        4,446
       Utilization of tax credit carryforwards                       --     (337,619)          --
       Other                                                     17,091       36,488      140,190
                                                              ---------    ---------   ----------
       Total                                                  $ (13,000)   $(597,619)  $1,070,000
                                                              =========    =========   ==========

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                    2001             2000             1999
                                                                ------------     ------------     ------------
       Deferred tax assets:
          Charitable contributions                              $      4,205     $      2,965     $         --
          Accounts receivable                                         68,673           45,834           43,089
          Accruals                                                   186,981          187,856           95,310
          Inventories                                                 77,137          160,355          103,636
          Federal and state net operating loss carryforwards         969,462          536,460               --
          General business credit carryforwards                        7,000               --          222,923
          Alternative minimum tax credit carryforwards               342,000          322,956          342,030
          Foreign tax credit                                          52,000           50,578               --
                                                                ------------     ------------     ------------
              Total gross deferred tax assets                      1,707,458        1,307,004          806,988

          Valuation allowance                                     (1,638,493)      (1,155,428)        (504,531)

       Deferred tax liabilities:
          Property and equipment                                     (68,965)        (151,576)        (302,457)
                                                                ------------     ------------     ------------
              Total gross deferred tax liabilities                   (68,965)        (151,576)        (302,457)
                                                                ------------     ------------     ------------
                    Net deferred tax assets                     $         --     $         --     $         --
                                                                ============     ============     ============

       The net change in the total valuation allowance for the periods ended December 31, 2001 and 2000 was an increase of $483,065 and $650,897, respectively.

       Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2001 will be allocated to income tax benefit in the amount of $1,413,254 and to paid in capital in the amount of $225,239.

       At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,300,000 which are available to offset future federal taxable income, if any, expiring in various years through 2021 and a state net operating loss carryforward of approximately $3,300,000 expiring in various years through 2006. The Company also has $342,000 in alternative minimum tax credits to offset future taxable income with no expiration date.

(12)   COMMITMENTS

       The Company subleases the majority of its Bedford, Massachusetts facility from a company that leases the building from a trust; the principal beneficiary of the trust is the principal stockholder of the Company. The sublease originally was for a period of ten years, after which the Company exercised its options to extend for additional five-year periods expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked with the Consumer Price Index. Total rent expense under this lease was $999,000, $955,000 and $922,000 in 2001, 2000 and 1999, respectively. The
Company has entered into a sublease with the purchaser of its optoelectronics business. The sublease expires on November 30, 2005. The purchaser subleases approximately 29% of the total facility.

       The Company has also entered into other noncancelable operating leases. Total rent expense charged to these noncancelable leases was $129,000, $142,000, and $133,000 in 2001, 2000 and 1999, respectively.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999



       Future minimum lease payments under operating leases are as follows:

       2002                                                     $  1,274,000
       2003                                                        1,218,000
       2004                                                        1,127,000
       2005                                                        1,024,000
       2006 and beyond                                               120,000
                                                                ------------
                                                                $  4,763,000
                                                                ============

       Future minimum sublease income under operating leases are as follows:

       2002                                                     $    293,000
       2003                                                          293,000
       2004                                                          293,000
       2005                                                          268,000
       2006 and beyond                                                    --
                                                                ------------
                                                                $  1,147,000
                                                                ============

       On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of 2 megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS which amounted to $22,707 during the year ended December 31, 2001.

(13)   PROFIT SHARING PLAN

       In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. In the years ended December 31, 2000, the Company contributed its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. During 1999 and the third and fourth quarters of 2001, the Company suspended the 401(k) Plan matching contributions. Expense recognized under the plan in 2001, 2000 and 1999 was $65,000, $93,000 and $0, respectively.

(14)   EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of diluted earnings (loss) per share computations for the years ended December 31:

                                                                             2001          2000          1999
                                                                          ----------    ----------    ----------
Weighted average number of common shares outstanding                       6,690,933     6,628,667     6,492,224
Add net additional common shares upon exercise of common stock options            --            --        57,202
                                                                          ----------    ----------    ----------
    Adjusted weighted average common shares outstanding                    6,690,933     6,628,667     6,549,426
                                                                          ==========    ==========    ==========

      At December 31, 2001 and 2000, 532,148 and 589,858 shares of common stock issuable under stock options, respectively, were not included in the calculation of diluted earnings per share because their effects would be antidilutive.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999



(15)   LEGAL MATTERS

       In May 1985, Electronics Space Systems Corporation ("ESSCO") sued the Company in Middlesex Superior Court, Massachusetts to recover for alleged breach of contract, breach of implied covenant of good faith dealing and related claims in connection with ESSCO's allegation that the Company had violated certain contractual obligations and a partnership agreement for marketing photovoltaic products in China and certain other markets. The Company denied liability and filed counterclaims against ESSCO. In a trial on liability, a jury found that both the Company and ESSCO were liable for certain conduct. After further proceedings, including a separate trial on damages, and the filing of a number of motions, the court entered judgment in 2002 in favor of ESSCO against the Company for $301,000 plus interest. The court also entered judgment in favor of Spire against ESSCO for $228,500 plus interest. Both Spire and ESSCO have filed notices of appeal.

       The Company has been named as a defendant in 51 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. A single case has been filed in the United States District Court for the District of Nebraska. The plaintiffs seek damages in amounts that are not quantified at this time. The Company believes it has adequate liability insurance coverage for protection against adverse results of this litigation.

       In October 2001, Stratos Lightwave, Inc. ("Stratos") and Bandwidth Semiconductor, LLC ("Bandwidth") commenced litigation against the Company in the Circuit Court for Cook County, Illinois alleging various claims arising out of an Asset Purchase Agreement dated November 18, 1999 ("Agreement") between Spire, Methode Electronics, Inc. ("Methode") and Methode Massachusetts, Inc. ("MMI"). Pursuant to the Agreement, Spire transferred the assets and certain liabilities of Spire's optoelectronics business to MMI's transferee, now known as Bandwidth. Methode transferred its rights and obligations under the Agreement to its subsidiary, Stratos, which subsequently was spun off as an independent public company. Stratos and Bandwidth claimed that Spire has misrepresented certain facts including the value of certain contracts and the financial condition of the optoelectronics business. Stratos and Bandwidth alleged damages in excess of $500,000 and sought declaratory relief under an escrow agreement with LaSalle Bank to satisfy their claims. The escrow account had been established to secure payment of Spire's obligations to Methode under the Agreement. In November 2001, Spire filed a lawsuit against Methode, Stratos and Bandwidth in Middlesex Superior Court in Massachusetts. Spire alleged that Stratos had made unlawful claims against the funds in escrow, which in turn had resulted in the bank's refusal to pay Spire over $600,000 of the escrow funds. The two proceedings are still in early stages, and no dates have been set for trial.

(16)   OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                          Solar         Solar     Biomedical   Biophotonics                   Total
                         Equipment     Systems     Division      Division       Other        Company
                        ----------   ----------   ----------   ------------   ----------   -----------
December 31, 2001
-----------------
Net sales and revenues  $5,798,593   $3,686,039   $4,004,607   $    662,549   $       --   $14,151,788
Loss from operations      (590,978)    (926,803)    (699,780)      (144,863)          --    (2,362,424)
Identifiable assets      2,075,469    3,170,373    2,305,785        292,749    6,980,269    14,814,645
Capital expenditures        16,925    1,501,362       17,918         13,637       27,578     1,577,420
Depreciation                60,166       99,928      121,816          2,880      215,738       500,528

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

December 31, 2000
-----------------
Net sales and revenues  $5,057,200   $  848,464   $4,315,393   $  2,663,572   $       --   $12,884,629
Earnings (loss) from
   operations             (863,584)    (683,827)    (622,209)       290,140           --    (1,879,480)
Identifiable assets      3,595,536    1,015,909    2,010,025      1,145,115    8,675,782    16,442,367
Capital expenditures       151,636       35,211      176,467         12,410      208,712       584,436
Depreciation                83,650        2,418      136,010          2,944      194,689       419,711


December 31, 1999
-----------------
Net sales and revenues  $3,851,663   $       --   $3,695,394   $  4,353,711   $       --   $11,900,768
Loss from operations    (1,644,499)          --     (689,103)    (1,046,647)          --    (3,380,249)
Identifiable assets      3,204,553           --    1,620,609        755,192   11,783,111    17,363,465
Capital expenditures       119,929           --      146,588         30,620       54,385       351,522
Depreciation                50,660           --      191,795        453,771      148,569       844,795

       The following table shows net sales and revenues by geographic area (based on customer location):
                                         2001           2000           1999
                                     ------------   ------------   ------------
       Foreign                       $  3,726,000   $  2,577,000   $  2,619,000
       United States                   10,426,000     10,308,000      9,282,000
                                     ------------   ------------   ------------
                                     $ 14,152,000   $ 12,885,000   $ 11,901,000
                                     ============   ============   ============

       During 2001, the Company's operations were focused on two primary business areas: Spire Solar (comprised of two distinct segments, Solar Equipment and Solar Systems) and Spire Biomedical. Both areas operated out of the Company's facility in Bedford, Massachusetts. Beginning in 2000, Solar Systems operated out of Chicago. Operations in the Company's Biophotonics Division (previously known as Optoelectronics) continued during 2001, however this segment has been deemphasized since the sale of the Optoelectronics assets at the end of 1999.

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

       Profit (loss) from operations is net sales less cost of sales, selling, general and administrative expenses, but is not affected either by non-operating income or by income taxes. Non-operating income consists principally of net interest income. In calculating profit from operations for individual operating divisions, substantial administrative expenses incurred at the operating level that are common to more than one statement are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999

       Revenues from contracts with United States government agencies for the years ended December 31, 2001, 2000 and 1999 were $1,985,000, $4,098,000 and
$4,381,000 or 14%, 32% and 37% of consolidated net sales and revenues, respectively. In 2001, 2000 and 1999, export revenues were $3,726,000, $2,577,000 and $2,619,000, respectively, or 26%, 20% and 22% of consolidated net sales and revenues, respectively.

(17)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of the consolidated quarterly results for the years ended December 31, 2001and 2000:

                                                                    2001
                                                             Three Months Ended
                                       ---------------------------------------------------------------
                                         March 31          June 30       September 30      December 31
                                       ------------     ------------     ------------     ------------
       Net sales and revenues          $  3,219,870     $  2,964,299     $  3,889,408     $  4,078,211
       Costs and expenses                 3,903,315        3,801,420        4,203,416        4,606,061
       Loss before income taxes            (603,491)        (777,124)        (277,296)        (518,079)
       Income tax expense (benefit)              --          (79,998)              --           67,000
       Net loss                            (603,491)        (697,126)        (277,296)        (585,079)
       Net loss per share                     (0.09)           (0.10)           (0.04)           (0.09)

                                                                    2000
                                                             Three Months Ended
                                       ---------------------------------------------------------------
                                         March 31          June 30       September 30      December 31
                                       ------------     ------------     ------------     ------------
       Net sales and revenues          $  4,531,620     $  3,159,114     $  2,826,244     $  2,367,651
       Costs and expenses                 4,183,901        3,748,639        3,371,979        3,459,589
       Earnings (loss) before
          income taxes                      472,812         (472,014)        (426,016)        (972,670)
       Income tax expense (benefit)         205,600         (205,600)        (298,619)        (299,000)
       Net earnings (loss)                  267,212         (266,414)        (127,397)        (673,670)
       Net earnings (loss) per share           0.04            (0.04)           (0.02)           (0.10)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------
       None.
                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT.
---------------------------------------
       Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 2002 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act during 2000 is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.
-------------------------------
       Information concerning executive compensation is set forth under "Compensation of Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-----------------------------------------------------------------------
       Information concerning security ownership of certain beneficial owners and management is set forth under "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------
       Information concerning certain relationships and related transactions is set forth under "Other Transactions and Relationships" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------
(1)    EXHIBITS

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

       10(b) Amendment to Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated December 30, 1999, incorporated by reference to Exhibit 10 (b) to the Company's Form 10-KSB for the year ended December 31, 1999 ("1999 10-KSB").

       10(c) Sublease Agreement with Methode Electronics, Inc. as tenant for portion of facility at Bedford, Massachusetts dated December 29, 1999, incorporated by reference to Exhibit 10 (c) to the 1999 Form 10-KSB.

       10(d) Asset Purchase Agreement dated as of November 18, 1999 with Methode
             Electronics, Inc. and Methode Massachusetts, Inc., incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 29, 1999.

       10(e) Employment Agreement with Roger G. Little dated as of January 1,
             2002.

       10(f) Deferred Compensation Plan with Roger G. Little dated as of January
             1, 2002.

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

       11    Statement Regarding Computation of Per Share Earnings (Loss).

       21    Subsidiaries of the Company.

       23.1  Accountants' Consent.



(2)    REPORTS ON FORM 8-K

       None.


                                     PART IV
                                     -------

                                      11-K

       Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 2001.

                  Spire Corporation 401(k) Profit Sharing Plan

                              Financial Statements

                        as of December 31, 2001 and 2000

                        and for Each of the Years in the
                    Three-year Period Ended December 31, 2001

                                      with
                          Independent Auditors' Report

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                                TABLE OF CONTENTS







                                                                          Page
                                                                         Number
                                                                         ------
Independent Auditors' Report                                               42

Financial Statements:

     Statements of Net Assets Available for Benefits                       43

     Statements of Changes in Net Assets Available for Benefits            44

     Notes to Financial Statements                                       45 - 47

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                          INDEPENDENT AUDITORS' REPORT





To the Trustees and Participants
Spire Corporation 401(k) Profit Sharing Plan
Bedford, Massachusetts


       We have audited the accompanying statements of net assets available for benefits of Spire Corporation 401(k) Profit Sharing Plan (the "Plan") as of December 31, 2001 and 2000, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2001 and 2000, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

CARLIN, CHARRON & ROSEN LLP

Worcester, Massachusetts
March 19, 2002

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           DECEMBER 31, 2001 AND 2000


                                                     2001               2000
                                                  ----------         ----------
Assets

Investments:
    At fair value:
       Common stock - Spire Corporation           $1,232,852         $1,601,440
       Mutual funds                                3,906,049          4,290,431
       Participant loans                             134,604            144,149

    At contract value:
       Hartford Fixed Income Fund                    257,842            297,626
                                                  ----------         ----------

           Total investments                       5,531,347          6,333,646
                                                  ----------         ----------

Contributions receivable:
    Employer                                              --             13,806
    Participant                                       18,785             32,283
                                                  ----------         ----------

           Total contributions receivable             18,785             46,089
                                                  ----------         ----------

Cash                                                      77                 20
                                                  ----------         ----------

Total assets                                      $5,550,209         $6,379,755
                                                  ==========         ==========

Total assets available for benefits               $5,550,209         $6,379,775
                                                  ==========         ==========


                       See notes to financial statements.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                       2001              2000              1999
                                                   ------------      ------------      ------------
Additions to net assets attributed to:
    Investment income:
       Interest and dividends                      $     61,387      $     70,928      $     36,383
       Interest on loans                                 11,191            11,890            14,675
       Net appreciation (depreciation) in fair
           value of investments                        (946,082)          399,956         1,765,345
                                                   ------------      ------------      ------------
                                                       (873,504)          482,774         1,816,403
                                                   ------------      ------------      ------------
    Contributions:
           Employer                                      64,660           116,872                48
       Participant                                      301,409           290,898           394,873
                                                   ------------      ------------      ------------
                                                        366,069           407,770           394,921
                                                   ------------      ------------      ------------

Total additions                                        (507,435)          890,544         2,211,324
                                                   ------------      ------------      ------------

Deductions from net assets attributed to:
    Benefits paid to participants                       321,281         1,748,173           529,469
    Administrative charges                                  830                --                --
                                                   ------------      ------------      ------------
       Total deductions                                 322,111         1,748,173           529,469
                                                   ------------      ------------      ------------

Net increase (decrease)                                (829,546)         (857,629)        1,681,855

Net assets available for plan benefits:

    Beginning of year                                 6,379,755         7,237,384         5,555,529
                                                   ------------      ------------      ------------
    End of year                                    $  5,550,209      $  6,379,755      $  7,237,384
                                                   ============      ============      ============

                       See notes to financial statements.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



(1)    PLAN DESCRIPTION

       The following description of the Spire Corporation 401(k) Profit Sharing Plan provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

       GENERAL

       The Plan is a defined contribution plan covering all employees of Spire Corporation (the "Company") who have completed three months of service and are age twenty-one or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

       CONTRIBUTIONS

       Each year, participants may contribute up to 17.5 percent of pretax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers the Company's common stock, sixteen mutual funds and a minimum interest guarantee fund as investment options for participants. The Company may contribute, at the discretion of the board of directors, a matching contribution up to 40% of the first 15% of base compensation that a participant contributions to the Plan. The Company match was in effect from January 1, 2000 through June 30, 2001, at which time it was discontinued through the end of the year. The matching Company contribution is invested directly in Company common stock. The Company may also make a profit sharing contribution. Contributions are subject to certain limitations.

       PARTICIPANT ACCOUNTS

       Each participant's account is credited with the participant's contributions and the Company's matching contribution (if any) and an allocation of (a) the Company's profit sharing contribution (if any), and (b) plan earnings. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's vested account.

       VESTING

       Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Vesting in the Company matching contribution is based on years of continuous service. A participant is 100% vested after seven years of credited service.

       PARTICIPANT LOANS

       Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to $50,000 or 50% of their account balance, whichever is less. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the plan administrator. Interest rates range from 7.5% to 10.5%. Principal and interest are repaid through payroll deductions.

       PAYMENTS OF BENEFITS

       On termination of service for any reason, a participant may elect to receive a lump-sum amount equal to the value of the participant's vested interest in his or her account or annual installments over a period of not more than a participant's and his or her beneficiary's assumed life expectancy determined at the time of distribution. Withdrawals may be made under certain other circumstances in accordance with the Plan document.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                           DECEMBER 31, 2001 AND 2000




       ADMINISTRATIVE COSTS

       Except for loan fees, which are charged against the borrowers' accounts, administrative costs of the Plan are paid by the Company.

       FORFEITED ACCOUNTS

       At December 31, 2001, forfeited nonvested accounts totaled $16,096. These amounts will be used to reduce future employer contributions. Also in 2000, employer contributions were reduced by $60,613 from forfeited nonvested accounts.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and changes therein and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

       INVESTMENT VALUATION AND INCOME RECOGNITION

       The Plan's investments are stated at fair value except for its minimum interest guaranteed fund which is valued at contract value, which approximates fair value, as reported to the plan by Hartford Life Insurance Company. Quoted market prices are used to value investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

       PAYMENT OF BENEFITS

       Benefits are recorded when paid.

(3)    INVESTMENTS

       Investments that represent 5% or more of the Plan's net assets are as follows:

                                                                      December 31,
                                                              ----------------------------
                                                                 2001              2000
                                                              ----------        ----------
       Mutual funds
          Franklin California Growth Fund                     $1,083,943        $1,456,645
          Oppenheimer Quest Opportunity Value Fund             1,292,946         1,360,060
          American Europacific Growth Fund                       282,019           305,353
          American Washington Mutual Investors Fund              479,934           464,410
       Common stock
       Spire Corporation                                       1,232,852         1,601,440

       The Plan's investments (including investments bought, sold, and held during the year) appreciated (depreciated) in value as follows:

                                                       Years Ended December 31,
                                            ----------------------------------------------
                                               2001              2000              1999
                                            ----------        ----------        ----------
       Mutual funds                         $ (589,358)       $ (167,747)       $1,152,658
       Common stock                           (356,724)          567,703           612,687
                                            ----------        ----------        ----------
                                            $ (946,082)       $  399,956        $1,765,345
                                            ==========        ==========        ==========

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                           DECEMBER 31, 2001 AND 2000


(4)    NONPARTICIPANT-DIRECTED INVESTMENTS

       Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments as follows:

                                                                      December 31,
                                                              ----------------------------
                                                                 2001              2000
                                                              ----------        ----------
       Net assets:
          Common stock - Spire Corporation                    $1,216,274        $1,584,938
                                                              ==========        ==========


                                                       Years ended December 31,
                                            ----------------------------------------------
                                               2001              2000              1999
                                            ----------        ----------        ----------
       Changes in net assets:
          Contributions                     $   78,466        $  123,444        $   25,601
          Benefits paid to participants        (81,214)         (407,761)         (100,453)
          Transfers (to) from participant-
             directed investment               (15,421)           10,920             8,830
          Net appreciation (depreciation)     (350,495)          555,470           612,687
                                            ----------        ----------        ----------
                                            $ (368,664)       $  282,073        $  546,665
                                            ==========        ==========        ==========

(5)    PLAN TERMINATION

       Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100% vested in their employer contributions.

(6)    INCOME TAX STATUS

       The Internal Revenue Service has determined and informed the Company by a letter dated May 23, 1995, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). Although the Plan has been amended since receiving the determination letter, the plan administrator believes the Plan is designed and is currently being operating in compliance with the applicable requirements of the IRC.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPIRE CORPORATION
                            (Registrant)

                            By: /s/ Roger G. Little                April 1, 2002
                                ----------------------------------
                                Roger G. Little
                                President, Chief Executive Officer
                                and Chairman of the Board

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                      TITLE                             DATE
      ---------                      -----                             ----

/s/ Roger G. Little           President, Chief Executive Officer   April 1, 2002
-------------------------     and Chairman of the Board
Roger G. Little


/s/ Richard S. Gregorio       Vice President, Chief Financial      April 1, 2002
-------------------------     Officer, Treasurer, Clerk,
Richard S. Gregorio           Principal Accounting Officer


/s/ Udo Henseler              Director                             April 1, 2002
-------------------------
Udo Henseler


/s/ David R. Lipinski         Director                             April 1, 2002
-------------------------
David R. Lipinski


/s/ Guy L. Mayer              Director                             April 1, 2002
-------------------------
Guy L. Mayer


/s/ Roger W. Redmond          Director                             April 1, 2002
-------------------------
Roger W. Redmond


/s/ John A. Tarello           Director                             April 1, 2002
-------------------------
John A. Tarello


/s/ Anthony G. Viscogliosi    Director                             April 1, 2002
--------------------------
Anthony G. Viscogliosi

                                  EXHIBIT INDEX





                                                                           PAGE
 EXHIBIT                  DESCRIPTION                                     NUMBER
 -------                  -----------                                     ------


   10(e)    Employment Agreement with Roger G. Little.                      50

   10(f)    Deferred Compensation Plan with Roger G. Little.                61

   11       Statement Regarding Computation of Per Share Earnings (Loss).   68

   21       Subsidiaries of the Company.                                    69

   23.1     Accountants' Consent.                                           70