Form 10QSB
period 2002-03-31
SPIRE CORP
filed 2002-05-15
CIK 731657

================================================================================
                                      2002
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2002.

                                       or

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from to ________________ to  ________________


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

Common Stock, $.01 par value, Nasdaq
--------------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]      No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,741,910 outstanding shares of the issuer's only class of common equity, Common Stock, $.01 par value, on April 30, 2002.

Transitional Small Business Disclosure Format (Check One):   Yes [_]      No [X]
================================================================================

                                SPIRE CORPORATION
                                      INDEX



                                                                            Page
PART I.  FINANCIAL INFORMATION                                              ----

         Item 1.  Financial Statements.

                  Condensed Consolidated Balance Sheets at March 31,
                  2002 (unaudited) and December 31, 2001                      3

                  Condensed Consolidated Statements of Operations For
                  the Three Months Ended March 31, 2002 and 2001
                  (unaudited)                                                 4

                  Condensed Consolidated Statements of Cash Flows For
                  the Three Months Ended March 31, 2002 and 2001
                  (unaudited)                                                 5

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                 6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         8




PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.                          12



SIGNATURES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,       DECEMBER 31,
                                                                             2002              2001
                                                                         ------------      ------------
                                                                          (UNAUDITED)
                                     ASSETS
Current assets
--------------
    Cash and cash equivalents                                            $  4,363,245      $  5,582,884
    Accounts receivable, trade:
        Amounts billed                                                      3,218,064         3,422,525
        Retainage                                                              99,838            99,838
        Unbilled costs                                                        289,956           316,819
                                                                         ------------      ------------
                                                                            3,607,858         3,839,182
        Less allowance for doubtful accounts                                  170,000           152,000
                                                                         ------------      ------------
            Net accounts receivable                                         3,437,858         3,687,182
                                                                         ------------      ------------

    Inventories                                                             1,319,413         1,224,451
    Prepaid expenses and other current assets                                 338,628           333,145
                                                                         ------------      ------------
            Total current assets                                            9,459,144        10,827,662
                                                                         ------------      ------------

Property and equipment                                                     16,447,444        16,396,476
    Less accumulated depreciation and amortization                         13,425,586        13,243,038
                                                                         ------------      ------------
            Net property and equipment                                      3,021,858         3,153,438
                                                                         ------------      ------------

Patents (less accumulated amortization, $492,922 in 2002
   and $490,867 in 2001)                                                      249,955           234,813
Other assets                                                                  587,403           598,732
                                                                         ------------      ------------
                                                                              837,358           833,545
                                                                         ------------      ------------
                                                                         $ 13,318,360      $ 14,814,645
                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
    Accounts payable                                                     $  1,479,628      $  1,422,332
    Accrued liabilities                                                     1,589,561         1,304,299
    Notes payable                                                                  --           875,000
    Advances on contracts in progress                                         107,362           466,513
                                                                         ------------      ------------
        Total current liabilities                                           3,176,551         4,068,144
                                                                         ------------      ------------

    Unearned purchase discount                                              1,478,102         1,478,102

Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized 20,000,000;
        issued 6,732,660 shares in 2002 and 6,732,660 shares in 2001           67,327            67,327
    Additional paid-in capital                                              8,976,483         8,976,483
    Retained earnings (deficit)                                              (380,103)          224,589
                                                                         ------------      ------------
        Total stockholders' equity                                          8,663,707         9,268,399
                                                                         ------------      ------------
                                                                         $ 13,318,360      $ 14,814,645
                                                                         ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                               ---------------------------------
                                                                   2002                 2001
                                                               ------------         ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues            $  1,640,650         $  1,251,200
    Sales of goods                                                1,685,867            1,968,670
                                                               ------------         ------------
        Total sales and revenues                                  3,326,517            3,219,870
                                                               ------------         ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses              1,185,394              786,811
    Cost of goods sold                                            1,395,941            1,618,404
    Selling, general and administrative expenses                  1,296,694            1,394,252
    Internal research and development                                56,218              103,850
                                                               ------------         ------------
        Total costs and expenses                                  3,934,247            3,903,315
                                                               ------------         ------------

Loss from operations                                               (607,730)            (683,445)
--------------------                                           ------------         ------------

Interest income, net                                                  3,038               79,953
                                                               ------------         ------------

Loss before income taxes                                           (604,692)            (603,491)
                                                               ------------         ------------

Net loss                                                       $   (604,692)        $   (603,491)
--------                                                       ============         ============

Loss per share of common stock - basic                         $      (0.09)        $      (0.09)
--------------------------------------                         ============         ============

Loss per share of common stock - diluted                       $      (0.09)        $      (0.09)
----------------------------------------                       ============         ============

Weighted average number of common and common
    equivalent shares outstanding - basic                         6,732,660            6,685,477
                                                               ============         ============

Weighted average number of common and common
    equivalent shares outstanding - diluted                       6,732,660            6,685,477
                                                               ============         ============




     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                      -------------------------------
                                                                                          2002               2001
                                                                                      ------------       ------------
Cash flows from operating activities:
    Net loss                                                                          $   (604,692)      $   (603,491)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
        Depreciation and amortization                                                      197,631            120,735
        Loss on sale and abandonment of assets                                                  --             25,740
        Changes in assets and liabilities (excluding the impact of assets sold):
           Accounts receivable                                                             249,324            547,355
           Inventories                                                                     (94,962)           (98,492)
           Prepaid expenses and other current assets                                        (5,483)            60,614
           Accounts payable and accrued liabilities                                        342,558            562,044
           Advances on contracts in progress                                              (359,151)          (423,869)
                                                                                      ------------       ------------
                 Net cash provided by (used in) operating activities                      (274,775)           190,636
                                                                                      ------------       ------------

Cash flows from investing activities:
    Additions to property and equipment                                                    (63,996)           (98,709)
    Increase in patent costs                                                               (17,197)           (24,035)
    Other assets                                                                            11,329                700
                                                                                      ------------       ------------
                 Net cash used in investing activities                                     (69,864)          (122,044)
                                                                                      ------------       ------------

Cash flows from financing activities:
    Net (repayments) borrowings on short-term debt                                        (875,000)           125,000
    Exercise of stock options                                                                   --              7,672
                                                                                      ------------       ------------
                 Net cash provided by (used in) financing activities                      (875,000)           132,672
                                                                                      ------------       ------------

Net (decrease) increase in cash and cash equivalents                                    (1,219,639)           201,264

Cash and cash equivalents, beginning of period                                           5,582,884          7,463,382
                                                                                      ------------       ------------
Cash and cash equivalents, end of period                                              $  4,363,245       $  7,664,646
                                                                                      ============       ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                      $     20,095       $     18,443
                                                                                      ============       ============
        Income taxes                                                                  $         --       $      6,000
                                                                                      ============       ============



     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2002


1.   INTERIM FINANCIAL STATEMENTS.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2001.

     The financial statements, with the exception of the December 31, 2001 balance sheet, are unaudited and have not been examined by independent certified public accountants.

2.   INVENTORIES.

     Inventories consist of the following:
                                                 March 31,       December 31,
                                                    2002             2001
                                                ------------     ------------
     Raw materials                              $    747,452     $    859,114
     Work in process                                 571,961          365,337
                                                ------------     ------------
                                                $  1,319,413     $  1,224,451
                                                ============     ============
3.   LOSS PER SHARE.

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    2002             2001
                                                ------------     ------------
     Weighted average number of common
        shares outstanding - basic                 6,732,660        6,685,477
     Add net additional common shares upon
        exercise of common stock options                  --               --
                                                ------------     ------------
     Adjusted weighted average common
        shares outstanding - diluted               6,732,660        6,685,477
                                                ============     ============

     At March 31, 2002 and 2001, 124,630 and 263,710 shares of common stock issuable under stock options, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

4.   OPERATING SEGMENTS AND RELATED INFORMATION.

     The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                SOLAR           SOLAR         BIOMEDICAL                        TOTAL
                                              EQUIPMENT        SYSTEMS         DIVISION      BIOPHOTONICS      COMPANY
                                             -----------     -----------     -----------     -----------     -----------
For the Three Months Ended March 31, 2002
-----------------------------------------
Net sales and revenues                       $ 1,155,869     $   702,971     $ 1,254,987     $   212,690     $ 3,326,517
Loss from operations                            (142,817)       (290,565)       (171,070)         (3,278)       (607,730)

For the Three Months Ended March 31, 2001
-----------------------------------------
Net sales and revenues                       $ 2,112,956     $    19,742     $   883,855     $   203,317     $ 3,219,870
Loss from operations                            (166,821)       (211,301)       (230,211)        (75,111)       (683,444)


5.   OTHER INTANGIBLE ASSETS.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

     Other intangible assets amounted to $249,995 (net of accumulated amortization of $492,922) and $234,813 (net of accumulated amortization of $490,867) at March 31, 2002 and December 31, 2001, respectively. These intangible assets primarily consist of patents that the Company had been awarded and are amortized over their useful lives or their terms, principally five years. There are no expected residual values related to these intangible assets. Amortization expense for the three months ended March 31, 2002 was $2,055. Estimated fiscal year amortization expense is as follows:

     Year
    ------
     2002         $  8,390
     2003           51,902
     2004           51,731
     2005           47,838
     2006           45,421

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001.

Overview.
--------

     Spire Solar is a leading supplier of solar electric module manufacturing equipment, turnkey production lines and solar energy businesses. The Company's advanced module manufacturing equipment and turnkey production lines have been installed in more than 140 factories in 39 countries.

     Spire Biomedical, Inc., a wholly owned subsidiary of Spire Corporation, provides premium medical products and biotechnology surface engineering services for improving the performance of implantable medical devices.

Results of Operations.
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                       2002          2001
                                                     --------      --------
     Net sales and revenues                               100%          100%
     Cost of sales and revenues                            78            75
                                                     --------      --------
        Gross profit                                       22            25
     Selling, general and administrative expenses          39            43
     Internal research and development                      2             3
                                                     --------      --------
        Loss from operations                              (18)          (21)
        Loss before income taxes                          (18)          (19)
                                                     --------      --------
        Net loss                                          (18%)         (19%)
                                                     ========      ========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.
--------------------------------------------------------------------------------

NET SALES AND REVENUES

     Net sales and revenues increased $107,000 or 3% for the three months ended March 31, 2002 to $3,327,000, compared to $3,220,000 for the three months ended March 31, 2001. Contract research, service and license revenues increased $390,000 or 31% to $1,641,000 for the three months ended March 31, 2002 compared to $1,251,000 for 2001. Sales of goods decreased $283,000 or 14% to $1,686,000 for 2002, compared to $1,969,000 for 2001.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                                             THREE MONTHS ENDED MARCH 31,
                                                        --------------------------------------
                                                           2002          2001       % CHANGE
                                                        ----------    ----------    ----------
     Contract research, service and license revenues    $1,641,000    $1,251,000            31%
     Sales of goods                                      1,686,000     1,969,000           (14%)
                                                        ----------    ----------    ----------
        Net sales and revenues                          $3,327,000    $3,220,000             3%
                                                        ==========    ==========    ==========

     The decrease in sales of goods for the three month period ended March 31, 2002 is primarily due to decreased sales of manufacturing equipment caused by manufacturing cycles. The increase in contract research, service and license revenues for the three month period ended March 31, 2002 is attributed to an increase in the demand in the Company's biomedical processing services as well as a growth in United States government research and development contracts.

COST OF SALES AND REVENUES

     The cost of contract research, service and license revenues increased $398,000 to $1,185,000, increasing to 72% of related revenues for the three months ended March 31, 2002, compared to $787,000 or 63% of related revenues for the three months ended March 31, 2001. The increase is due to a change in product mix. Cost of goods sold decreased $222,000 to $1,396,000, but increased to 83% of related sales, for the three months ended March 31, 2002, compared to $1,618,000 or 82% of related sales for the three months ended March 31, 2001, due to lower volume. The cost of sales and revenues increased $176,000 to $2,581,000, and increased to 78% of net sales and revenues, for the quarter ended March 31, 2002, compared to $2,405,000 or 75% of net cost of sales and revenues for the quarter ended March 31, 2001.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------------------
                                                                      2002         %         2001         %
                                                                  ------------   -----   ------------   -----
     Cost of contract research, service and license revenues      $  1,185,000    72%    $    787,000    63%
     Cost of goods sold                                              1,396,000    83%       1,618,000    82%
                                                                  ------------           ------------
        Total cost of sales and revenues                          $  2,581,000    78%    $  2,405,000    75%
                                                                  ============           ============

INTERNAL RESEARCH AND DEVELOPMENT

     Internal research and development for the three months ended March 31, 2002 decreased $48,000 or 46% to $56,000, compared to $104,000 for the three months ended March 31, 2001. The Company decreased spending on its catheter development program, while waiting for FDA approval.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 2002 decreased $97,000 to $1,297,000, and decreased to 39% of sales and revenues, compared to $1,394,000 or 43% of sales and revenues for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses and decrease as a percentage of sales and revenues are due to a decrease in administrative staff as part of a cost reduction implemented by the Company, and lower selling cost.

INTEREST

     The Company earned $23,000 of interest income for the quarter ended March 31, 2002, compared to $100,000 of interest income for the quarter ended March 31, 2001. The Company incurred interest expense of $20,000 for the quarter ended March 31, 2002 of which none was capitalized, compared to $20,000 in the first quarter of 2001 of which none was capitalized. The decline of interest income is due to the Company's utilization of available cash to fund operations.

NET LOSS

     The Company reported a net loss for the quarter ended March 31, 2002 of $605,000, compared to a net loss of $603,000 for the quarter ended March 31, 2001. The loss for the quarter is attributed to the Company's investment in its catheter product as well as manufacturing cycles in its photovoltaic equipment business.

Liquidity and Capital Resources.
-------------------------------

     To date the Company has been able to fund its operating cash requirements by using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement with the Silicon Valley Bank. The Agreement was amended in January 2002 due to the Company's violation of certain financial covenants, and the line of credit was extended until April 2002. The Company has negotiated an amendment to extend the agreement until April 2003. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At March 31, 2002, interest on the line was at the Bank's prime rate plus 1/2 percent. The line contains covenants including provisions relating to profitability and net worth. Borrowings on the line are classified as a current liability. As of March 31, 2002, the Company had no outstanding debt under this revolving credit facility.

     The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased $1,220,000 to $4,363,000 at March 31, 2002 from $5,583,000 at December 31, 2001.
To date, there are no material commitments by the Company for capital expenditures. At March 31, 2002, the Company's retained deficit was $380,000, compared to retained earnings of $225,000 as of December 31, 2001. Working capital as of March 31, 2002 decreased 7% to $6,283,000, from $6,759,000 as of December 31, 2001.

Recent Accounting Pronouncements.
--------------------------------

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, which requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have any impact on the results of operations and financial position of the Company.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company has adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company adoption of SFAS 144 did not have a material impact on its financial condition or results of operations.

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

Related Party Transactions.
--------------------------

     The Company subleases 74,000 square feet in a building from Mykrolis Corporation (a subsidiary of Millipore Corporation), which leases the building from a Trust of which Roger G. Little, Chief Executive Officer, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease was $999,000 in 2001. This amount does not take into account rent received by the Company for subleasing approximately 22,000 square feet of its 74,000 square feet to the purchaser of the Company's optoelectronics business.

Critical Accounting Policy - Revenue Recognition.
------------------------------------------------

     The Company derives its revenues from three primary sources: 1) sales of solar energy manufacturing equipment and solar energy systems; 2) biomedical processing services; and 3) U.S. government funded research and development contracts.

     The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with a number of elements, the Company allocates fair value to each element based on rates quoted in the contract and revenue is recognized upon delivery of the element. The Company's biomedical subsidiary performs surface engineering services to various medical device manufacturers on a contractual basis. The Company recognizes revenue as the products are shipped back to the customer. The Company recognizes revenues and estimated profits on long term government contracts on a percentage of completion method of accounting using a cost to cost methodology. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the U.S. Government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of an audit performed by the Government.

Contractual Obligations and Commercial Commitments.
--------------------------------------------------

     The following table summarizes the Company's contractual obligations at March 31, 2002 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                             PAYMENTS DUE BY PERIOD
                                        ------------------------------------------------------------------
                                                      LESS THAN                                    AFTER
         CONTRACTUAL OBLIGATION            TOTAL        1 YEAR       1-3 YEARS     4-5 YEARS      5 YEARS
     -------------------------------    ----------    ----------    ----------    ----------    ----------
     Notes payable                      $       --    $       --    $       --    $       --    $       --
     Non-cancelable operating leases     4,845,000     1,262,000     2,408,000     1,175,000            --
     Standby letters of credit              61,750        61,750            --            --            --
                                        ----------    ----------    ----------    ----------    ----------
        Total commercial commitments    $4,906,750    $1,323,750    $2,408,000    $1,175,000            --
                                        ==========    ==========    ==========    ==========    ==========

     On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of 2 megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS which amounted to zero during the quarter ended March 31, 2002.

                                     PART II
                                OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         a.  Exhibits.
             --------
             No exhibits are filed herewith.


         b.  Reports on Form 8-K.
             -------------------
             No reports on Form 8-K were filed by the Registrant in the quarter ended March 31, 2002.

                                   SIGNATURES



       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPIRE CORPORATION


   15 May 2002                            By: /s/ Roger G. Little
-----------------                             ----------------------------------
     Date                                     Roger G. Little
                                              President, Chief Executive Officer
                                              and Chairman of the Board



   15 May 2002                            By: /s/ Richard S. Gregorio
-----------------                             ----------------------------------
     Date                                     Richard S. Gregorio
                                              Vice President and Chief Financial
                                              Officer, Treasurer, Clerk and
                                              Principal Accounting Officer