Form 10QSB
period 2002-06-30
SPIRE CORP
filed 2002-08-14
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(MARK ONE)

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002.

                                       OR

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to



                         COMMISSION FILE NUMBER: 0-12742


                                SPIRE CORPORATION
           -----------------------------------------------------------
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



        MASSACHUSETTS                                           04-2457335
-------------------------------                           ---------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NUMBER)


ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS                       01730-2396
-----------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


                                 (781) 275-6000
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                ------------------------------------------------


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No |_|


     As of July 31, 2002, there were 6,735,757 shares of common stock, $.01 par value, issued and outstanding.


     Transitional Small Business Disclosure Format (Check One): Yes |_|   No |X|

================================================================================

                                SPIRE CORPORATION
                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

          Condensed Consolidated Balance Sheets at June 30, 2002              3
          (unaudited) and December 31, 2001

          Condensed Consolidated Statements of Operations                     4
          For the three months ended June 30, 2002 and 2001 and For the six months ended June 30, 2002 and 2001 (unaudited)

          Condensed Consolidated Statements of Cash Flows                     5
          For the six months ended June 30, 2002 and 2001 (unaudited)

          Notes to Condensed Consolidated Financial Statements (unaudited)    6


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.                                              8



PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.               13

Item 6.   Exhibits and Reports on Form 8-K.                                  13



SIGNATURES


EXHIBIT 99.1


EXHIBIT 99.2

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,        DECEMBER 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                  (UNAUDITED)
                                     ASSETS
Current assets
--------------
    Cash and cash equivalents                                    $  4,441,133      $  5,582,884
    Accounts receivable, trade:
       Amounts billed                                               4,417,162         3,422,525
       Retainage                                                       78,555            99,838
       Unbilled costs                                                 448,531           316,819
                                                                 ------------      ------------
                                                                    4,944,248         3,839,182
       Less allowance for doubtful accounts                           237,973           152,000
                                                                 ------------      ------------
           Net accounts receivable                                  4,706,275         3,687,182
                                                                 ------------      ------------

    Inventories                                                     1,974,738         1,224,451
    Prepaid expenses and other current assets                         340,703           333,145
                                                                 ------------      ------------
           Total current assets                                    11,462,848        10,827,662
                                                                 ------------      ------------

Property and equipment                                             16,383,412        16,396,476
    Less accumulated depreciation and amortization                 13,623,976        13,243,038
                                                                 ------------      ------------
           Net property and equipment                               2,759,436         3,153,438
                                                                 ------------      ------------

Patents (less accumulated amortization, $495,165 in
  2002 and $490,867 in 2001)                                          337,424           234,813
Other assets                                                          592,920           598,732
                                                                 ------------      ------------
                                                                      930,344           833,545
                                                                 ------------      ------------
                                                                 $ 15,152,629      $ 14,814,645
                                                                 ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
    Accounts payable                                             $  2,012,523      $  1,422,332
    Accrued liabilities                                             2,009,899         1,304,299
    Notes payable                                                          --           875,000
    Advances on contracts in progress                                 952,282           466,513
                                                                 ------------      ------------
           Total current liabilities                                4,974,704         4,068,144
                                                                 ------------      ------------

    Unearned purchase discount                                      1,478,102         1,478,102

Stockholders' equity
--------------------
    Common stock, $.01 par value; shares authorized
       20,000,000; issued 6,732,660 shares in 2002
       and 6,732,660 shares in 2001                                    67,494            67,327
    Additional paid-in capital                                      9,010,990         8,976,483
    Retained earnings (deficit)                                      (378,661)          224,589
                                                                 ------------      ------------
           Total stockholders' equity                               8,699,823         9,268,399
                                                                 ------------      ------------
                                                                 $ 15,152,629      $ 14,814,645
                                                                 ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                         ------------------------------      ------------------------------
                                                             2002              2001              2002              2001
                                                         ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues      $  1,725,103      $  1,274,287      $  3,365,753      $  2,525,488
    Sales of goods                                          2,836,348         1,690,012         4,522,215         3,658,681
                                                         ------------      ------------      ------------      ------------
       Total sales and revenues                             4,561,451         2,964,299         7,887,968         6,184,169
                                                         ------------      ------------      ------------      ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses        1,022,160         1,046,779         2,263,771         1,937,438
    Cost of goods sold                                      2,204,552         1,401,256         3,600,493         3,019,660
    Selling, general and administrative expenses            1,343,297         1,353,385         2,639,991         2,747,637
                                                         ------------      ------------      ------------      ------------
       Total costs and expenses                             4,570,009         3,801,420         8,504,255         7,704,735
                                                         ------------      ------------      ------------      ------------

Loss from operations                                           (8,558)         (837,121)         (616,287)       (1,520,566)
--------------------

Interest income, net                                           10,098            59,997            13,137           139,951
                                                         ------------      ------------      ------------      ------------

Earnings (loss) before income taxes                             1,541          (777,124)         (603,150)       (1,380,615)

Income tax expense (benefit)                                      100           (79,998)              100           (79,998)
                                                         ------------      ------------      ------------      ------------

Net earnings (loss)                                      $      1,441      $   (697,126)     $   (603,250)     $ (1,300,617)
                                                         ============      ============      ============      ============

Earnings (loss) per share of common stock - basic        $       0.00      $      (0.10)     $      (0.09)     $      (0.19)
                                                         ============      ============      ============      ============

Earnings (loss) per share of common stock - diluted      $       0.00      $      (0.10)     $      (0.09)     $      (0.19)
                                                         ============      ============      ============      ============
Weighted average number of common and common
    equivalent shares outstanding - basic                   6,735,757         6,707,763         6,735,757         6,696,377
                                                         ============      ============      ============      ============
Weighted average number of common and common
    equivalent shares outstanding - diluted                 6,868,102         6,707,763         6,735,757         6,696,377
                                                         ============      ============      ============      ============


     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                       ------------------------------
                                                                                           2002              2001
                                                                                       ------------      ------------
Cash flows from operating activities:
    Net loss                                                                           $   (603,250)     $ (1,300,617)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
          Depreciation and amortization                                                     398,707           285,550
          Loss on sale and abandonment of assets                                                 --            25,740
          Deferred incomes taxes                                                                 --           200,000
          Changes in assets and liabilities (excluding the impact of assets sold):
              Accounts receivable                                                        (1,019,093)          484,674
              Inventories                                                                  (662,729)         (450,386)
              Prepaid expenses and other current assets                                      (7,558)           66,268
              Income taxes payable                                                               --                --
              Accounts payable and accrued liabilities                                    1,295,791           224,011
              Deferred revenues                                                                  --           969,773
              Advances on contracts in progress                                             485,769          (726,254)
                                                                                       ------------      ------------
                 Net cash provided by (used in) operating activities                       (112,363)         (248,245)
                                                                                       ------------      ------------

Cash flows from investing activities:
    Additions to property and equipment                                                     (87,965)         (135,180)
    Increase in patent costs                                                               (106,909)          (68,428)
    Other assets                                                                              5,812            (1,400)
                                                                                       ------------      ------------
                 Net cash used in investing activities                                     (189,062)         (205,008)
                                                                                       ------------      ------------

Cash flows from financing activities:
    Net borrowings (repayments) on short-term debt                                         (875,000)          325,000
    Exercise of stock options                                                                34,674            97,028
                                                                                       ------------      ------------
                 Net cash provided by (used in) financing activities                       (840,326)          422,028
                                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                                     (1,141,751)          (31,221)

Cash and cash equivalents, beginning of period                                            5,582,884         7,463,382
                                                                                       ------------      ------------
Cash and cash equivalents, end of period                                               $  4,441,133      $  7,432,161
                                                                                       ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                                        $     30,238      $     39,402
                                                                                       ============      ============
       Income taxes                                                                    $        100      $   (285,998)
                                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2002


1.   INTERIM FINANCIAL STATEMENTS.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2001.

     The financial statements, with the exception of the December 31, 2001 balance sheet, are unaudited and have not been examined by independent certified public accountants.

2.   INVENTORIES.

     Inventories consist of the following:

                                   June 30,        December 31,
                                     2002              2001
                                  ----------        ----------
     Raw materials                $1,001,918        $  859,114
     Work in process                 958,320           365,337
     Finished goods                   14,500                --
                                  ----------        ----------
                                  $1,974,738        $1,224,451
                                  ==========        ==========

3.   EARNINGS (LOSS) PER SHARE.

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                              Three Months Ended June 30,    Six Months Ended June 30,
                                               -------------------------     -------------------------
                                                  2002           2001           2002           2001
                                               ----------     ----------     ----------     ----------
     Weighted average number of common
         shares outstanding - basic             6,735,757      6,707,763      6,735,757      6,696,377
     Add net additional common shares upon
         exercise of common stock options         139,550             --             --             --
                                               ----------     ----------     ----------     ----------
     Adjusted weighted average common
         shares outstanding - diluted           6,868,102      6,707,763      6,735,757      6,696,377
                                               ==========     ==========     ==========     ==========

     At June 30, 2001, 239,062 shares of common stock issuable under stock options, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

4.   OPERATING SEGMENTS AND RELATED INFORMATION.

     The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                Solar              Solar            Spire                               Total
                                               Equipment          Systems         Biomedical       Biophotonics        Company
                                             ------------      ------------      ------------      ------------      ------------
For the three months ended June 30, 2002
----------------------------------------
Net sales and revenues                       $    886,991      $  1,771,640      $  1,685,475      $    217,345      $  4,561,451
Earnings (loss) from operations                  (338,253)          217,229           104,973             7,495            (8,558)

For the three months ended June 30, 2001
----------------------------------------
Net sales and revenues                       $    905,665      $    936,520      $    874,411      $    247,703      $  2,964,299
Earnings (loss) from operations                  (179,133)         (349,480)         (329,904)           21,396          (837,121)

For the six months ended June 30, 2002
--------------------------------------
Net sales and revenues                       $  2,042,860      $  2,474,610      $  2,940,463      $    430,034      $  1,887,967
Earnings (loss) from operations                  (481,070)          (73,336)          (66,098)            4,216          (616,288)

For the six months ended June 30, 2001
--------------------------------------
Net sales and revenues                       $  3,018,621      $    956,263      $  1,758,266      $    451,019      $  6,184,169
Loss from operations                             (345,935)         (560,780)         (560,115)          (53,716)       (1,520,566)

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

     Other intangible assets amounted to $337,424 (net of accumulated amortization of $495,165) and $234,813 (net of accumulated amortization of $490,867) at June 30, 2002 and December 31, 2001, respectively. These intangible assets primarily consist of patents that the Company had been awarded and are amortized over their useful lives or their terms, principally five years. There are no expected residual values related to these intangible assets. Amortization expense for the six months ended June 30, 2002 was $6,965. Estimated fiscal year amortization expense is as follows:

                    Amortization
       Year            Expense
     --------       ------------
       2002            $ 8,390
       2003             51,902
       2004             51,731
       2005             47,838
       2006             45,421

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

Overview.
--------

     Spire Solar is a leading supplier of solar electric module manufacturing equipment, turnkey production lines and solar energy businesses. The Company's advanced module manufacturing equipment and turnkey production lines have been installed in more than 140 factories in 40 countries.

     Spire Biomedical, Inc., a wholly owned subsidiary of Spire Corporation, provides premium medical products and biotechnology surface engineering services for improving the performance of implantable medical devices.

     During the quarter, Mr. Rodger LaFavre became Vice President and Chief Financial Officer for Spire Solar Operations and Dr. Christian Dufresne became Chief Financial Officer for Spire Biomedical, Inc. Both of these individuals have demonstrated their abilities for these roles as employees of Spire, in related capacities over the past two years. In addition, Mr. Gregory Towle has rejoined the Company as the Controller.

Results of Operations.
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                      --------------------           ---------------------
                                                       2002          2001             2002           2001
                                                      ------        ------           ------         ------
     Net sales and revenues                              100%          100%             100%           100%
     Cost of sales and revenues                           71            83               74             80
                                                      ------        ------           ------         ------
        Gross profit                                      31            17               27             20
     Selling, general and administrative expenses         29            46               33             44
                                                      ------        ------           ------         ------
        Loss from operations                              --           (28)              (8)           (25)
        Loss before income taxes                          --           (26)              (8)           (22)
        Income tax expense (benefit)                      --             3               --              1
                                                      ------        ------           ------         ------
        Net earnings (loss)                                0%          (24%)             (8%)          (21%)
                                                      ======        ======           ======         ======

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2001.
--------------

NET SALES AND REVENUES

     Net sales and revenues increased $1,597,000 or 54% for the three months ended June 30, 2002 to $4,561,000, compared to $2,964,000 for the three months ended June 30, 2001. Contract research, service and license revenues increased $451,000 or 35% to $1,725,000 for the three months ended June 30, 2002 compared to $1,274,000 for 2001. Sales of goods increased $1,146,000 or 68% to $2,836,000 for 2002, compared to $1,690,000 for 2001.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                                               Three Months Ended June 30,
                                                         ----------------------------------------
                                                            2002           2001         % Change
                                                         ----------     ----------     ----------
     Contract research, service and license revenues     $1,725,000     $1,274,000             35%
     Sales of goods                                       2,836,000      1,690,000             68%
                                                         ----------     ----------
          Net sales and revenues                         $4,561,000     $2,964,000             54%
                                                         ==========     ==========

     The increase in sales of goods for the three month period ended June 30, 2002 is primarily due to increased demand for PV systems. The increase in the contract research, service and license revenues are a result of an increased demand for the Company's processing services.

     Net sales and revenues increased $1,704,000 or 28% for the six months ended June 30, 2002 to $7,888,000, compared to $6,184,000 for the six months ended June 30, 2001. Contract research, service and license revenues increased $841,000 or 33% to $3,366,000 for the six months ended June 30, 2002 compared to $2,525,000 for 2001. Sales of goods increased $864,000 or 24% to $4,522,000 for
2002, compared to $3,659,000 for 2001.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                 Six Months Ended June 30,
                                                         ----------------------------------------
                                                            2002           2001         % Change
                                                         ----------     ----------     ----------
     Contract research, service and license revenues     $3,366,000     $2,525,000          33%
     Sales of goods                                       4,522,000      3,659,000          24%
                                                         ----------     ----------
        Net sales and revenues                           $7,888,000     $6,184,000          28%
                                                         ==========     ==========

     The increase in sales of goods for the six month period ended June 30, 2002 is primarily due to increased demand for PV systems. The increase in contract research, service and license revenues for the six month period ended June 30, 2002 is attributed to the increase in contract research, service and license revenues and an increase in the demand in the Company's biomedical processing services as well as a growth in United States government research and development contracts.

COST OF SALES AND REVENUES
     The cost of contract research, service and license revenues decreased $25,000 to $1,022,000, decreasing to 59% of related revenues for the three months ended June 30, 2002, compared to $1,047,000 or 82% of related revenues for the three months ended June 30, 2001. The increase is due to a change in product mix. Cost of goods sold increased $804,000 to $2,205,000, but decreased to 78% of related sales, for the three months ended June 30, 2002, compared to $1,401,000 or 83% of related sales for the three months ended June 30, 2001. The cost of sales and revenues increased $699,000 to $3,148,000, and decreased to 69% of net sales and revenues, for the quarter ended June 30, 2002, compared to $2,448,000 or 83% of net cost of sales and revenues for the quarter ended June 30, 2001.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:
                                                 Three Months Ended June 30,
                                           ------------------------------------
                                              2002       %       2001       %
                                           ----------  -----  ----------  -----
     Cost of contract research, service
        and license revenues               $1,022,000   59%   $1,047,000   82%
     Cost of goods sold                     2,205,000   78%    1,401,000   83%
                                           ----------         ----------
        Total cost of sales and revenues   $3,148,000   69%   $2,448,000   83%
                                           ==========         ==========

     The cost of contract research, service and license revenues increased $327,000 to $2,264,000, decreasing to 67% of related revenues for the six months ended June 30, 2002, compared to $1,937,000 or 77% of related revenues for the six months ended June 30, 2001. The increase is due to higher volume of sales in the processing services. Cost of goods sold increased $580,000 to $3,600,000, but decreased to 80% of related sales, for the six months ended June 30, 2002, compared to $3,020,000 or 83% of related sales for the six months ended June 30, 2001, due to a change in product mix. The cost of sales and revenues increased $772,000 to $5,729,000, and decreased to 73% of net sales and revenues, for the six months ended June 30, 2002, compared to $4,957,000 or 80% of net cost of sales and revenues for the six months ended June 30, 2001.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:
                                                  Six Months Ended June 30,
                                           ------------------------------------
                                              2002       %       2001       %
                                           ----------  -----  ----------  -----
     Cost of contract research, service
       and license revenues                $2,264,000   67%   $1,937,000   77%
     Cost of goods sold                     3,600,000   80%    3,020,000   83%
                                           ----------         ----------
        Total cost of sales and revenues   $5,729,000   73%   $4,957,000   80%
                                           ==========         ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2002 decreased $10,000 to $1,343,000, and decreased to 29% of sales and revenues, compared to $1,353,000 or 46% of sales and revenues for the three months ended June 30, 2001. The decrease in selling, general and administrative expenses and decrease as a percentage of sales and revenues are due to the continued cost containment efforts implemented by the Company.

     Selling, general and administrative expenses for the six months ended June 30, 2002 decreased $108,000 to $2,640,000, and decreased to 33% of sales and revenues, compared to $2,748,000 or 44% of sales and revenues for the six months ended June 30, 2001.

INTEREST

     The Company earned $20,000 of interest income for the quarter ended June 30, 2002, compared to $80,000 of interest income for the quarter ended June 30, 2001. The Company incurred interest expense of $10,000 for the quarter ended June 30, 2002 of which zero was capitalized, compared to $20,000 in the second quarter of 2001 of which $2,000 was capitalized. The decline of interest income is due to the Company's utilization of available cash to fund operations.

INCOME TAXES

     The Company recorded no tax benefit for the quarter ended June 30, 2002, compared to a tax benefit of $80,000 for the quarter ended June 30, 2001. The Company recorded no tax benefit for the six months ended June 30, 2002, compared to a tax benefit of $80,000 for the six months ended June 30, 2001.

NET EARNINGS (LOSS)

     The Company reported net earnings for the quarter ended June 30, 2002 of $1,000, compared to a net loss of $697,000 for the quarter ended June 30, 2001. The Company reported a net loss of $603,000 for the six months ended June 30, 2002, compared to a net loss of $1,301,000 for the same period of 2001. The loss for the six months is attributed to manufacturing cycles in its photovoltaic equipment business, as well as the Company's investment in a new product. The Company began selling a hemodialysis catheter through a distributor network.

Liquidity and Capital Resources.
-------------------------------

     To date the Company has been able to fund its operating cash requirements by using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement with the Silicon Valley Bank. The Agreement was amended in January 2002 due to the Company's violation of certain financial covenants, and the line of credit was extended until April 2002. The Company has negotiated an amendment to extend the agreement until April 23, 2003. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At June 30, 2002, interest on the line was at the Bank's prime rate plus 1/2 percent. The line contains covenants including provisions relating to profitability and liquidity. Borrowings on the line are classified as a current liability. As of June 30, 2002, the Company had no outstanding debt under this revolving credit facility. Spire opened a Certificate of Deposit in the amount of $29,865 to protect the outstanding Standby Letter of Credit Guarantee with a foreign customer.

     The Company believes it has sufficient resources to finance its current operations for at least the next twelve months through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased

$1,142,000 to $4,441,000 at June 30, 2002 from $5,583,000 at December 31, 2001.
To date, there are no material commitments by the Company for capital expenditures. At June 30, 2002, the Company's retained deficit was $379,000, compared to retained earnings of $225,000 as of December 31, 2001. Working capital as of June 30, 2002 decreased 4% to $6,487,000, from $6,759,000 as of December 31, 2001.

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

     SFAS No. 143, "Accounting For Asset Retirement Obligations," issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS 143 which applies to all entities that have a legal obligation associated with the retirement of a tangible long-lived asset is effective for fiscal years beginning after June 15, 2001. The Company does not expect the implementation of SFAS 143 to have a material impact on its financial condition or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS 144 did not have a material impact on its financial condition or results of operations.

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses From Extinguishments of Debt," SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities.". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We do not believe the impact of adopting SFAS No. 145 will have a material impact on our financial statements.

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

Related Party Transactions.
--------------------------

     The Company subleases 74,000 square feet in a building from Mykrolis Corporation, which leases the building from a Trust of which Roger G. Little, Chief Executive Officer, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease was $999,000 in 2001. This amount does not take into account rent received by the Company for subleasing approximately 22,000 square feet of its 74,000 square feet to the purchaser of the Company's optoelectronics business.

Critical Accounting Policy - Revenue Recognition.
------------------------------------------------

     The Company derives its revenues from three primary sources: (1) sales of solar energy manufacturing equipment and solar energy systems; (2) biomedical processing services; and (3) U.S. government funded research and development contracts.

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

Contractual Obligations and Commercial Commitments.
--------------------------------------------------

     The following table summarizes the Company's contractual obligations at June 30, 2002 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                         Payments Due by Period
                                   ------------------------------------------------------------------
                                                 Less than                                   After
    Contractual Obligation            Total        1 Year       1-3 Years    4-5 Years      5 Years
-------------------------------    ----------    ----------    ----------    ----------    ----------
Notes payable                      $       --    $       --    $       --    $       --    $       --
Non-cancelable operating leases     4,837,000     1,262,000     2,400,000     1,175,000            --
Standby letters of credit              29,866        29,866            --            --            --
                                   ----------    ----------    ----------    ----------    ----------
   Total commercial commitments    $4,866,866    $1,291,866    $2,400,000    $1,175,000            --
                                   ==========    ==========    ==========    ==========    ==========

     On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of 2 megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS which amounted to zero during the quarter ended June 30, 2002.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The number of directors was fixed at seven, and Udo Henseler, David R. Lipinski, Roger G. Little, Guy L. Mayer, Roger W. Redmond, John A. Tarello, and Anthony J. Viscogliosi were elected to the Board of Directors on May 22, 2002 at a Special Meeting in Lieu of Annual Meeting of Stockholders.

                                Shares     Shares Voting Against     Shares      Broker
              Nominee         Voting For   or Authority Withheld   Abstaining   Non-Votes
     ----------------------   ----------   ---------------------   ----------   ---------
     Udo Henseler              5,448,610           73,270               0       1,210,780
     David R. Lipinski         5,448,610           73,270               0       1,210,780
     Roger G. Little           5,448,610           73,270               0       1,210,780
     Guy L. Mayer              5,448,610           73,270               0       1,210,780
     Roger W. Redmond          5,448,610           73,270               0       1,210,780
     John A. Tarello           5,448,610           73,270               0       1,210,780
     Anthony J. Viscogliosi    5,448,610           73,270               0       1,210,780

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits.
     --------

      99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

      99.2 Written Statement of the Financial Controller and Treasurer Pursuant to 18 U.S.C.ss.1350

b.   Reports on Form 8-K.
     -------------------

     Filed during the second quarter of 2002:

     (1) Current Report on Form 8-K, filed April 17, 2002, for the purpose of reporting under Item 5, that Spire Biomedical, Inc., the Company's wholly-owned subsidiary, has received 510(k) clearance from the U.S. Food and Drug Administration to market its Pourchez XpressO(TM) hemodialysis catheter with separated tips on an exclusive license of all the U.S. and foreign patents.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SPIRE CORPORATION
                                  (Registrant)


Dated:   August 14, 2002        By: /s/ Roger G. Little
                                    --------------------------------------------
                                    Roger G. Little
                                    President, Chief Executive Officer
                                    and Chairman of the Board


Dated:   August 14, 2002        By: /s/ Gregory G. Towle
                                    --------------------------------------------
                                    Gregory G. Towle
                                    Financial Controller and Treasurer
                                    (Principal Financial and Accounting Officer)