Form 10QSB
period 2002-09-30
SPIRE CORP
filed 2002-11-15
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


(Mark One)

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002.

                                      OR

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________to_________.


                         Commission file number: 0-12742


                                SPIRE CORPORATION
           (Name of small business issuer as specified in its charter)


         Massachusetts                                          04-2457335
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


One Patriots Park, Bedford, Massachusetts                       01730-2396
(Address of principal executive offices)                        (Zip code)


                                 (781) 275-6000
                (Issuer's telephone number, including area code)



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

         Asof October 31, 2002, there were 6,756,660 shares of common stock, $0.01 par value, issued and outstanding.


    Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]
================================================================================

                                SPIRE CORPORATION
                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

         Condensed Consolidated Balance Sheets at
         September 30, 2002 (unaudited) and December 31, 2001                 3

         Condensed Consolidated Statements of Operations
         For the three months ended September 30, 2002 and 2001 and
         For the nine months ended September 30, 2002 and 2001 (unaudited)    4

         Condensed Consolidated Statements of Cash Flows
         For the nine months ended September 30, 2002 and 2001 (unaudited)    5

         Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                 8

Item 3.  Controls and Procedures.                                            13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                   13


SIGNATURES

CERTIFICATIONS

EXHIBIT 99.1

EXHIBIT 99.2

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      September 30,   December 31,
     ASSETS                                               2002            2001
                                                      ------------    ------------
                                                       (Unaudited)
Current assets
  Cash and cash equivalents                           $  4,535,530    $  5,582,884
  Accounts receivable, trade:
      Amounts billed                                     3,973,036       3,422,525
      Retainage                                             68,609          99,838
      Unbilled costs                                       419,782         316,819
                                                      ------------    ------------
                                                         4,461,427       3,839,182
      Less allowance for doubtful accounts                 226,443         152,000
                                                      ------------    ------------
           Net accounts receivable                       4,234,984       3,687,182
                                                      ------------    ------------

  Inventories                                            1,836,469       1,224,451
  Prepaid expenses and other current assets                422,888         333,145
                                                      ------------    ------------
           Total current assets                         11,029,871      10,827,662
                                                      ------------    ------------

Property and equipment                                  16,408,675      16,396,476
  Less accumulated depreciation and amortization       (13,806,511)    (13,243,038)
                                                      ------------    ------------
           Net property and equipment                    2,602,164       3,153,438
                                                      ------------    ------------

Patents (less accumulated amortization, $497,407 in
  2002 and $486,579 in 2001)                               360,802         234,813
Other assets                                               594,845         598,732
                                                      ------------    ------------
                                                           955,647         833,545
                                                      ------------    ------------
                                                      $ 14,587,682    $ 14,814,645
                                                      ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                 $  2,367,255    $  1,422,332
     Accrued liabilities                                 1,214,519       1,304,299
     Notes payable                                             --          875,000
     Advances on contracts in progress                     782,584         466,513
                                                      ------------    ------------
         Total current liabilities                       4,364,358       4,068,144
                                                      ------------    ------------

     Unearned purchase discount                          1,478,102       1,478,102

Stockholders' equity
     Common stock, $.01 par value; shares
       authorized 20,000,000; issued 6,755,035
       shares in 2002 and 6,732,660 shares in 2001          67,550          67,327
     Additional paid-in capital                          9,020,955       8,976,483
     Retained earnings (deficit)                          (343,283)        224,589
                                                      ------------    ------------
         Total stockholders' equity                      8,745,222       9,268,399
                                                      ------------    ------------
                                                      $ 14,587,682    $ 14,814,645
                                                      ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                                September 30,                   September 30,
                                                        ----------------------------    ----------------------------
                                                            2002            2001            2002            2001
                                                        ------------    ------------    ------------    ------------
Net sales and revenues
     Contract research, service and license revenues    $  1,468,085    $  1,266,512    $  4,814,791    $  3,792,000
     Sales of goods                                        2,728,589       2,622,896       7,269,850       6,281,577
                                                        ------------    ------------    ------------    ------------
         Total sales and revenues                          4,196,674       3,889,408      12,084,641      10,073,577
                                                        ------------    ------------    ------------    ------------
Costs and expenses
     Cost of contract research, services and licenses        862,806         772,690       3,023,103       2,433,978
     Cost of goods sold                                    1,890,515       2,001,154       5,459,493       5,020,813
     Internal research and development                        66,642         223,753         201,631         499,903
     Selling, general and administrative expenses          1,342,653       1,205,819       3,982,644       3,953,456
                                                        ------------    ------------    ------------    ------------
         Total costs and expenses                          4,162,616       4,203,416      12,666,871      11,908,150
                                                        ------------    ------------    ------------    ------------

Earnings (loss) from operations                               34,058        (314,008)       (582,230)     (1,834,573)

Interest income, net                                           1,221          36,712          14,358         176,663
                                                        ------------    ------------    ------------    ------------

Earnings (loss) before income taxes                           35,279        (277,296)       (567,872)     (1,657,911)

Income tax benefit                                              (100)           --              --           (79,998)
                                                        ------------    ------------    ------------    ------------

Net earnings (loss)                                     $     35,379    $   (277,296)   $   (567,872)   $ (1,577,913)
                                                        ============    ============    ============    ============

Earnings (loss) per share of common stock - basic       $       0.00    $      (0.04)   $      (0.08)   $      (0.24)
                                                        ============    ============    ============    ============

Earnings (loss) per share of common stock - diluted     $       0.00    $      (0.04)   $      (0.08)   $      (0.24)
                                                        ============    ============    ============    ============
Weighted average number of common and common
     equivalent shares outstanding - basic                 6,757,585       6,741,865       6,736,835       6,691,473
                                                        ============    ============    ============    ============
Weighted average number of common and common
  equivalent shares outstanding - diluted                  6,801,098       6,741,865       6,736,835       6,691,473
                                                        ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                     2002           2001
                                                                                 -----------    -----------
Cash flows from operating activities:
     Net loss                                                                    $  (567,872)   $(1,577,913)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                               587,771        403,335
         Loss on sale and abandonment of assets                                         --           29,648
         Deferred income taxes                                                          --          200,000
         Changes in assets and liabilities:
           Accounts receivable                                                      (547,802)      (332,361)
           Inventories                                                              (524,461)       205,546
           Prepaid expenses and other current assets                                 (89,743)        49,182
           Accounts payable and accrued liabilities                                  855,143        980,268
           Unearned purchase discounts                                                  --          952,440
           Advances on contracts in progress                                         316,071       (768,262)
                                                                                 -----------    -----------
                Net cash provided by operating activities                             29,107        141,883
                                                                                 -----------    -----------

Cash flows from investing activities:
     Additions to property and equipment                                            (113,226)      (881,902)
     Increase in patent costs                                                       (136,817)       (92,483)
     Other assets                                                                      3,887        (11,630)
                                                                                 -----------    -----------
                Net cash used in investing activities                               (246,156)      (986,015)
                                                                                 -----------    -----------

Cash flows from financing activities:
     Net borrowings (repayments) on short-term debt                                 (875,000)       325,000
     Exercise of stock options                                                        44,695         97,028
                                                                                 -----------    -----------
                Net cash provided by (used in) financing activities                 (830,305)       422,028
                                                                                 -----------    -----------

Net decrease in cash and cash equivalents                                         (1,047,354)      (422,104)

Cash and cash equivalents, beginning of period                                     5,582,884      7,463,382
                                                                                 -----------    -----------
Cash and cash equivalents, end of period                                         $ 4,535,530    $ 7,041,278
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information: Cash paid during the period for:
         Interest                                                                $    44,464    $    23,776
                                                                                 ===========    ===========
         Income taxes                                                            $      --      $      --
                                                                                 ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2002

1. INTERIM FINANCIAL STATEMENTS.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2001.

     The financial statements, with the exception of the December 31, 2001 balance sheet, are unaudited and have not been examined by independent certified public accountants.

2. INVENTORIES.

     Inventories consist of the following:

                                  September 30,      December 31,
                                      2002              2001
                                  ------------      ------------
     Raw materials                $    779,737      $    859,114
     Work in process                 1,026,595           365,337
     Finished goods                     30,137                --
                                  ------------      ------------
                                  $  1,836,469      $  1,224,451
                                  ============      ============

3. EARNINGS (LOSS) PER SHARE.

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                             ---------------------   ---------------------
                                                2002        2001        2002        2001
                                             ---------   ---------   ---------   ---------
     Weighted average number of common
          shares outstanding - basic         6,757,585   6,741,865   6,736,835   6,691,473
     Add net additional common shares upon
          exercise of common stock options      43,513        --          --          --
                                             ---------   ---------   ---------   ---------
     Adjusted weighted average common
          shares outstanding - diluted       6,801,098   6,741,865   6,736,835   6,691,473
                                             =========   =========   =========   =========

     At September 30, 2002, 107,991 shares of common stock issuable under stock options were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

4. OPERATING SEGMENTS AND RELATED INFORMATION.

         The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                    Solar           Solar          Spire                           Total
                                                  Equipment        Systems       Biomedical     Biophotonics      Company
                                                ------------    ------------    ------------    ------------    ------------
For the three months ended September 30, 2002
---------------------------------------------
Net sales and revenues                          $  1,685,154    $    831,173    $  1,612,140    $     68,207    $  4,196,674
Earnings (loss) from operations                       60,597          41,474         (47,536)        (20,477)         34,058

For the three months ended September 30, 2001
---------------------------------------------
Net sales and revenues                          $  1,325,546    $  1,475,528    $    971,215    $    117,119    $  3,889,408
Loss from operations                                 (76,766)        (82,775)       (104,715)        (49,752)       (314,008)

For the nine months ended September 30, 2002
--------------------------------------------
Net sales and revenues                          $  3,728,013    $  3,305,784    $  4,552,602    $    498,242    $ 12,084,641
Earnings (loss) from operations                     (397,784)        145,577        (350,706)         20,683        (582,230)

For the nine months ended September 30, 2001
--------------------------------------------
Net sales and revenues                          $  4,344,167    $  2,431,791    $  2,729,481    $    568,138    $ 10,073,577
Loss from operations                                (422,720)       (643,555)       (664,830)       (103,468)     (1,834,573)

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

     Other intangible assets amounted to $360,802 (net of accumulated amortization of $497,407) and $234,813 (net of accumulated amortization of $486,579) at September 30, 2002 and December 31, 2001, respectively. These intangible assets primarily consist of patents that the Company had been awarded and are amortized over their useful lives or their terms, ordinarily five years. There are no expected residual values related to these intangible assets. Amortization expense for the nine months ended September 30, 2002 was $10,828. Estimated fiscal year amortization expense is as follows:

                     Amortization
         Year          Expense
         ----        ------------

         2002          $14,437
         2003           51,902
         2004           51,731
         2005           47,838
         2006           45,421

6. SUBSEQUENT EVENT.

     The Company announced on October 22, 2002 that it transferred its exclusive hemodialysis split-tip catheter patent to Bard Access Systems, a wholly owned subsidiary of C.R. Bard, Inc., in exchange for up to $16 million and a sublicense. The sublicense will enable the Company to continue to produce its own vascular access products. The Company received $5 million upon execution of the Agreement, with another $5 million due no later that 18 months after signing, and also will receive another $6 million upon achievement of certain milestones by Bard Access Systems.

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

OVERVIEW.

     Spire Solar provides solar electric systems for distributed power generation and is a leading supplier of photovoltaic module manufacturing equipment and turnkey solar energy businesses.

     Spire Biomedical, Inc., a wholly owned subsidiary of Spire Corporation, provides premium medical products and biotechnology surface engineering services for improving the performance of implantable medical devices.

RESULTS OF OPERATIONS.

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,             September 30,
                                                    --------------------     ---------------------
                                                      2002        2001         2002         2001
                                                    --------    --------     --------     --------
     Net sales and revenues                              100%        100%         100%         100%
     Cost of sales and revenues                           66          71           70           74
                                                    --------    --------     --------     --------
          Gross profit                                    34          29           30           26
     Internal research and development                     2           6            2            5
     Selling, general and administrative expenses         32          31           33           39
                                                    --------    --------     --------     --------
          Earnings (loss) from operations                  1          (8)          (5)         (18)
          Earnings (loss) before income taxes              1          (7)          (5)         (16)
     Income tax benefit                                 --          --           --             (1)
                                                    --------    --------     --------     --------
          Net earnings (loss)                              1%         (7%)         (5%)        (16%)
                                                    ========    ========     ========     ========

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001.

NET SALES AND REVENUES

     Net sales and revenues increased $308,000 or 8% for the three months ended September 30, 2002 to $4,197,000, compared to $3,889,000 for the three months ended September 30, 2001. Contract research, service and license revenues increased $201,000 to $1,468,000 for the three months ended September 30, 2002 compared to $1,267,000 for 2001. Sales of goods increased $106,000 or 4% to $2,729,000 for 2002, compared to $2,623,000 for 2001.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                       Three Months Ended September 30,
                                      ----------------------------------
                                         2002         2001      % Change
                                      ----------   ----------   --------
     Contract research, service and
       license revenues               $1,468,000   $1,266,000      16%
     Sales of goods                    2,729,000    2,623,000       4%
                                      ----------   ----------
          Net sales and revenues      $4,197,000   $3,889,000       8%
                                      ==========   ==========

     The increase in sales of goods for the three month period ended September 30, 2002 is primarily due to increased demand for PV systems. The increase in the contract research, service and license revenues is a result of an increased demand for the Company's processing services.

     Net sales and revenues increased $2,011,000 or 20% for the nine months ended September 30, 2002 to $12,085,000, compared to $10,074,000 for the nine months ended September 30, 2001. Contract research, service and license revenues increased $1,023,000 or 27% to $4,815,000 for the nine months ended September 30, 2002 compared to $3,792,000 for 2001. Sales of goods increased $988,000 or 16% to $7,270,000 for 2002, compared to $6,282,000 for 2001.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                         Nine Months Ended September 30,
                                      ------------------------------------
                                          2002          2001      % Change
                                      -----------   -----------   --------
     Contract research, service and
       license revenues               $ 4,815,000   $ 3,792,000      27%
     Sales of goods                     7,270,000     6,282,000      16%
                                      -----------   -----------
          Net sales and revenues      $12,085,000   $10,074,000      20%
                                      ===========   ===========

     The increase in sales of goods for the nine month period ended September 30, 2002 is primarily due to increased demand for PV systems. The increase in contract research, service and license revenues for the nine month period ended September 30, 2002 is attributed primarily to an increase in the demand for the Company's biomedical processing services as well as a growth in United States government research and development contracts.

Cost of Sales and Revenues

     The cost of contract research, service and license revenues increased $90,000 to $863,000, decreasing to 59% of related revenues for the three months ended September 30, 2002, compared to $773,000 or 61% of related revenues for the three months ended September 30, 2001. The decrease is due to a change in product mix. Cost of goods sold decreased $110,000 to $1,891,000, but decreased to 69% of related sales, for the three months ended September 30, 2002, compared to $2,001,000 or 76% of related sales for the three months ended September 30, 2001. The cost of sales and revenues decreased $20,000 to $2,754,000, and decreased to 66% of net sales and revenues, for the quarter ended September 30, 2002, compared to $2,774,000 or 71% of net cost of sales and revenues for the quarter ended September 30, 2001.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                               Three Months Ended September 30,
                                             -----------------------------------
                                                2002       %       2001       %
                                             ----------   ---   ----------   ---
     Cost of contract research,
       service and license revenues          $  863,000   59%   $  773,000   61%
     Cost of goods sold                       1,891,000   69%    2,001,000   76%
                                             ----------         ----------
          Total cost of sales and revenues   $2,754,000   66%   $2,774,000   71%
                                             ==========         ==========

     The cost of contract research, service and license revenues increased $589,000 to $3,023,000, while decreasing to 63% of related revenues for the nine months ended September 30, 2002, compared to $2,434,000 or 64% of related revenues for the nine months ended September 30, 2001. The increase is due to higher volume of sales in the processing services. Cost of goods sold increased $439,000 to $5,459,000, but decreased to 75% of related sales, for the nine months ended September 30, 2002, compared to $5,021,000 or 80% of related sales for the nine months ended September 30, 2001, due to a change in product mix. The cost of sales and revenues increased $1,028,000 to $8,483,000, but decreased to 70% of net sales and revenues, for the nine months ended September 30, 2002, compared to $7,455,000 or 74% of net cost of sales and revenues for the nine months ended September 30, 2001.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                               Nine Months Ended September 30,
                                             -----------------------------------
                                                2002       %       2001       %
                                             ----------   ---   ----------   ---
     Cost of contract research, service
       and license revenues                  $3,023,000   63%   $2,434,000   64%
     Cost of goods sold                       5,459,000   75%    5,021,000   80%
                                             ----------         ----------
          Total cost of sales and revenues   $8,483,000   70%   $7,455,000   74%
                                             ==========         ==========

INTERNAL RESEARCH AND DEVELOPMENT

     Internal research and development for the three months ended September 20, 2002 decreased $157,000 or 70% to $67,000, compared to $224,000 for the three months ended September 30, 2001. The decrease is due to the Company's reduced investment in new product platforms.

     Internal research and development for the nine months ended September 30, 2002 decreased $298,000 or 60% to $202,000, compared to $500,000 for the nine months ended September 30, 2001. The decrease is due to the Company's reduced investment in new product platforms.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended September 30, 2002 increased $137,000 to $1,343,000, and increased to 32% of sales and revenues, compared to $1,206,000 or 31% of sales and revenues for the three months ended September 30, 2001. The increase in selling, general and administrative expenses and increase as a percentage of sales and revenues are due to the Company's increased sales and marketing activity.

     Selling, general and administrative expenses for the nine months ended September 30, 2002 increased $29,000 to $3,983,000, but decreased to 33% of sales and revenues, compared to $3,953,000 or 39% of sales and revenues for the nine months ended September 30, 2001. The decrease as a percentage of sales and revenues are due to cost reductions put in place in prior periods by the Company.

INTEREST

     The Company earned $15,000 of interest income for the quarter ended September 30, 2002, compared to $60,000 of interest income for the quarter ended September 30, 2001. The Company incurred interest expense of $14,000 for the quarter ended September 30, 2002 of which zero was capitalized, compared to $23,000 in the third quarter of 2001 of which zero was capitalized. The decline of interest income is due to the Company's utilization of available cash to fund operations.

INCOME TAXES

     The Company recorded no tax benefit for the nine months ended September 30, 2002, compared to a tax benefit of $80,000 for the nine months ended September 30, 2001.

NET EARNINGS (LOSS)

     The Company reported a net income for the quarter ended September 30, 2002 of $35,000, compared to a net loss of $277,000 for the quarter ended September 30, 2001. The Company reported a net loss of $568,000 for the nine months ended September 30, 2002, compared to a net loss of $1,578,000 for the same period of 2001. The loss for the nine months is attributed to manufacturing cycles in its photovoltaic equipment business, as well as the Company's investment in a new product. The Company began selling a hemodialysis catheter through a distributor network in the second quarter of this year.

LIQUIDITY AND CAPITAL RESOURCES.

     To date the Company has been able to fund its operating cash requirements by using proceeds from sale of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement with the Silicon Valley Bank. The Agreement was amended in January 2002 due to the Company's violation of certain financial covenants, and the line of credit was extended until April 2002. The Company has negotiated an amendment to extend the agreement until April 23, 2003. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line is secured by all assets of the Company. At September 30, 2002, interest on the line was at the Bank's prime rate plus 1/2 percent. The line contains covenants including provisions relating to profitability and liquidity. Borrowings on the line are classified as a current liability. As of September 30, 2002, the Company had no outstanding debt under this revolving credit facility.

     The Company believes it has sufficient resources to finance its current operations for at least the next twelve months through working capital, its existing line of credit and available lease arrangements. Cash and cash equivalents decreased

$1,047,000 to $4,535,000 at September 30, 2002 from $5,583,000 at December 31,
2001. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2002, the Company's retained deficit was $325,000, compared to retained earnings of $225,000 as of December 31, 2001. Working capital as of September 30, 2002 decreased 1% to $6,666,000, from $6,760,000 as of December 31, 2001.

     The Company announced on October 22, 2002 that it transferred its exclusive hemodialysis split-tip catheter patent to Bard Access Systems, a wholly owned subsidiary of C.R. Bard, Inc., in exchange for up to $16 million and a sublicense. The Company received $5 million upon execution of the Agreement, with another $5 million due no later that 18 months after signing, and also will receive another $6 million upon achievement of certain milestones by Bard Access Systems.

RECENT ACCOUNTING PRONOUNCEMENTS.

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

     In April 2002 the FASB issued SFAS No. 145, "Rescission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," effective for fiscal years beginning May 15, 2002 or later. It rescinds SFAS No. 4, "Reporting Gains and Losses From Extinguishments of Debt," SFAS No. 64, "Extinguishments of Debt to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement also amends SFAS No. 13, "Accounting for Leases to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company does not believe the impact of adopting SFAS No. 145 will have a material impact on its financial statements.

     In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities.". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the impact of adopting SFAS No. 146 will have a material impact on its financial statements.

IMPACT OF INFLATION AND CHANGING PRICES.

     Historically, the Company's business has not been materially impacted by inflation. Manufacturing equipment and solar systems are generally quoted, manufactured and shipped within a cycle of approximately nine months, allowing for orderly pricing adjustments to the cost of labor and purchased parts. The Company has not experienced any negative effects from the impact of inflation on long-term contracts. The Company's service business is not expected to be seriously affected by inflation because its procurement-production cycle typically ranges from two weeks to several months, and prices generally are not fixed for more than one year. Research and development contracts usually include cost escalation provisions.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS.

     The following table summarizes the Company's contractual obligations at September 30, 2002 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                     Payments Due by Period
                                  -----------------------------------------------------------
                                                Less than                              After
    Contractual Obligation           Total       1 Year      1-3 Years    4-5 Years   5 Years
---------------------------------------------------------------------------------------------
Notes payable                     $     --     $     --     $     --     $     --     $  --
Non-cancelable operating leases    4,837,000    1,262,000    2,400,000    1,175,000      --
Standby letters of credit               --           --           --           --        --
                                  ----------   ----------   ----------   ----------   -------
  Total commercial commitments    $4,837,000   $1,262,000   $2,400,000   $1,175,000      --
                                  ==========   ==========   ==========   ==========   =======

     On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of 2 megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS which amounted to zero during the quarter ended September 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Spire's principal executive and financial officers have established and are maintaining disclosure controls and procedures that such officers believe are effective. The officers' conclusion is based on their evaluation of the controls and procedures as of November 12, 2002. The officers have designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to them by others within those organizations.

CHANGES IN INTERNAL CONTROLS.

     The Company believes that there have not been significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to November 12, 2002, including any corrective action with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits.

       99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

       99.2 Written Statement of the Financial Controller and Treasurer Pursuant to 18 U.S.C.ss.1350

b.   Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant in the quarter ended September 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Spire Corporation
                                                     (Registrant)


Dated:  November 14, 2002             By:  /s/ Roger G. Little
                                          ------------------------------------
                                          Roger G. Little
                                          President, Chief Executive Officer
                                          and Chairman of the Board

Dated:  November 14, 2002             By:  /s/ Gregory G. Towle
                                          ------------------------------------
                                          Gregory G. Towle
                                          Financial Controller and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)

                                 CERTIFICATIONS

     I, Roger G. Little, President, Chief Executive Officer and Chairman of the Board of Spire Corporation (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"; and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002             By:  /s/ Roger G. Little
                                           ----------------------------------
                                           Roger G. Little
                                           President, Chief Executive Officer
                                           and Chairman of the Board

This certification accompanies this Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                 CERTIFICATIONS

     I, Gregory G. Towle, Financial Controller and Treasurer of Spire Corporation (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"; and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002              By:  /s/ Gregory G. Towle
                                          -------------------------------------
                                          Financial Controller and Treasurer
                                          (Principal Financial and Accounting
                                           Officer)

This certification accompanies this Report on Form 10-QSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.