Form 10KSB
period 2002-12-31
SPIRE CORP
filed 2003-04-10
CIK 731657

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the fiscal year ended December 31, 2002 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the transition period from _______________ to _______________


                         Commission file number: 0-12742


                                SPIRE CORPORATION
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


              MASSACHUSETTS                                     04-2457335
     -------------------------------                         ----------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS                       01730-2396
-----------------------------------------                       ----------
 (Address of principal executive offices)                       (Zip code)

                                 (781) 275-6000
                ------------------------------------------------
                (Issuer's telephone number, including area code)


              Securities registered under Section 12(g) of the Act:

      COMMON STOCK, $0.01 PAR VALUE; REGISTERED ON THE NASDAQ STOCK MARKET
      --------------------------------------------------------------------
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for its most recent fiscal year: $14,822,000.

     The aggregate market value of the voting stock held by non-affiliates of the issuer based on the last sale price of such stock as reported by The Nasdaq Stock Market on February 28, 2003, was approximately $10,326,577.

     The number of shares outstanding of the issuer's common stock, as of February 28, 2003, was 6,765,660.

     Transitional Small Business Disclosure Format (Check One):  Yes [_]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Special Meeting in Lieu of 2003 Annual Meeting of Stockholders to be held on May 22, 2003, are incorporated by reference in Part III of this Report.
================================================================================

                                SPIRE CORPORATION
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS





PART I

Item 1.    Description of Business   ..........................................1
Item 2.    Description of Property ...........................................12
Item 3.    Legal Proceedings .................................................12
Item 4.    Submission of Matters to a Vote of Security Holders  ..............13





PART II

Item 5.    Market for Common Equity and Related Stockholder Matters  .........13
Item 6.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations  ......................................13
Item 7.    Financial Statements ..............................................20
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................38





PART III

Item 9.    Directors and Executive Officers of the Registrant  ...............38
Item 10.   Executive Compensation  ...........................................38
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters  .....................38
Item 12.   Certain Relationships and Related Transactions  ...................38
Item 13.   Exhibits and Reports on Form 8-K  .................................38
Item 14.   Controls and Procedures  ..........................................39

                           FORWARD-LOOKING STATEMENTS

       THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED BELOW AND IN "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL OVERVIEW

       Spire Corporation (the "Company") is a Massachusetts corporation incorporated in 1969.

       The Company develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services and devices. The Company is a leading supplier in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in more than 140 factories and in 42 countries. The Company's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices. The Company also markets two hemodialysis catheter devices for the treatment of chronic kidney disease.

       The Company's revenues of the past three years have ranged between $12.9 million and $14.8 million, but the sources of those revenues have varied among the Company's business areas.

       On December 5, 2002, the Company placed its assets from its solar division into a newly formed wholly owned subsidiary. This subsidiary, named Spire Solar, Inc., will pursue its own business objectives, which may include the possibility of seeking outside investment.

       In 2000, the Company formed Spire Biomedical, Inc. as a wholly owned subsidiary. This restructuring allows Spire Biomedical, Inc. to pursue its own corporate development activities and strategic relationships, and acquire its own capital and infrastructure.

       In October 2002, the Company sold an exclusive patent license for its hemodialysis split-tip catheter to Bard Access Systems, Inc., a wholly owned subsidiary of C.R. Bard, Inc., in exchange for an upfront payment of $5 million and an additional payment of $5 million to be paid no later than 18 months from the sale date of the license. The Company may also receive another $6 million from Bard upon achievement of certain milestones by Bard Access Systems. In addition, the Company received a sublicense that permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease.

       In 1999, the Company entered into two year agreements with both the City of Chicago, Illinois (the "City") and Commonwealth Edison ("ComEd"), a subsidiary of Exelon Corporation, whose territory encompasses the City of Chicago and the surrounding counties, to provide solar electric systems. The agreements called for the Company to establish a business to assemble, sell and deliver solar electric systems in Chicago. In 2002, the Company, through its business unit Spire Solar Chicago, began module production at its new facility in the Chicago Center for Green Technology, after operating for two years in temporary space. The agreement with the City, as amended and extended to December 15, 2003, specified the terms under which the City would purchase solar electric systems from the Company, up to a maximum dollar amount. The agreement with ComEd, as amended and extended to December 31, 2004, obligates ComEd to make incentive payments to the Company for solar electric systems manufactured, assembled and delivered by the Company in the City, up to specified annual amounts. The amended agreement with ComEd also sets forth the terms under which ComEd may purchase solar electric systems from the Company. As of October 25, 2002 and May 3, 2002, the City and ComEd stated in their respective amendments and extensions of their original agreements with the Company that they would agree to maximum combined amounts of approximately $7,700,000 for their participation with the Company. Through December 31, 2002, the Company had provided approximately $8,700,000 worth of solar electric systems pursuant to its 1999 and 2002 agreements with the City and ComEd. Purchasers of the Company's systems have received a subsidy from the Illinois Department of Commerce and Community Affairs of up to 60% (maximum of $300,000 per purchaser). The Company also entered into a business agreement with BP Solar in which BP Solar supplies solar cells and purchases the module capital equipment for the Chicago business.

       On December 30, 1999, the Company sold substantially all of the assets of its optoelectronics business for cash proceeds of $12,910,003. The Company continued to perform the project management element of its United States government optoelectronics research and development contracts until they were completed in 2002. At the close of fiscal year 2002, only one contract from the optoelectronics business was being managed by the Company.

BUSINESS OF ISSUER

SPIRE SOLAR, INC.

SPIRE SOLAR EQUIPMENT

       Spire Solar, Inc. ("Spire Solar") is a leading supplier of photovoltaic ("PV") module manufacturing equipment and turnkey production lines worldwide. During almost three decades in the solar electric energy industry, Spire Solar has acquired substantial intellectual property, expertise and experience in advanced PV module manufacturing and process technology. Spire Solar's equipment is in use in more than 140 facilities in 42 countries, helping to lower the costs of making solar modules from cells. In the United States, Spire Solar Chicago uses its advanced PV assembly equipment as an enabling technology to fabricate its own solar modules and PV systems.

       Multiple industry sources indicate that the global PV industry has been growing at a compound annual rate of better than 25% over the past decade and the outlook for the future is bright. Although capital costs for solar electric generation are higher than for conventional power, PV offers inherent advantages including zero-emissions energy, peak demand generation, distributed power generation, and security from supply disruptions. The cost of electricity from solar cells has declined four fold since 1980, and in the United States today, thousands of homes and businesses use PV electricity.

       In 2002, Spire Solar sold PV equipment to customers in Cyprus, Portugal, Italy, India, Korea, Japan, China and Switzerland, as well as to a number of domestic module factories. More than 80% of Spire Solar's equipment sales represent exports. In addition to its PV manufacturing technology, Spire Solar has the training and know-how necessary to establish a successful manufacturing operation. Last year, Spire Solar's Bedford-based equipment operation received ISO 9001:2000 certification, an independent mark of quality assurance. This designation signifies its commitment to product improvement and customer satisfaction.

       Sales of PV manufacturing equipment during 2002 did not meet expectations, largely due to a high level of competition and industry-wide consolidation. While equipment orders have historically been subject to cyclical swings, Spire Solar continues to foresee positive trend line growth in demand for its products. To sharpen its competitive edge, Spire Solar has recently reengineered its products around a reference design concept so that it can address specific customer needs in a more cost effective manner. In addition, under the Department of Energy's PVMR&D program, the Company is developing the next generation machinery for making large-scale modules that the Company believes will bring greater economies of scale to the PV industry.

       Spire Solar expects geopolitical concerns relating to energy self-sufficiency, coupled with growing public pressure for a cleaner environment, to continue to drive solar energy usage in the United States and other developed nations. In developing nations, the lack of a wired infrastructure makes the modular, reliable and low maintenance nature of photovoltaics an attractive technology for remote power needs.

       Spire Solar is committed to supplying the world PV market with highly reliable, state-of-the-art, competitively priced module manufacturing equipment. With products based on cost-efficient engineering and manufacturing practices, the Company expects to gain market share and enhance the future profitability of its solar equipment business.

SPIRE SOLAR SYSTEMS

       The Spire Solar Systems business unit is focused on providing distributed power generation through photovoltaic technology. The business unit's principal operating entity is Spire Solar Chicago ("SSC"), a full-service solar electric energy entity providing grid-connected PV systems in the Chicago region. SSC was established in 1999 with assistance from the City of Chicago, the local utility ComEd and the State of Illinois. SSC's mission is to provide the Chicago area with a reliable source of clean, renewable energy and skilled jobs, as well as to increase public awareness of the benefits of so-called green power. The City of Chicago's program to promote the use of solar energy, backed by state financial incentives, is one of the most ambitious programs of the type in the United States.

       In 2002, SSC evolved beyond the start-up phase by initiating production of solar modules at a new factory located at the Chicago Center for Green Technology, a showcase for environmentally friendly technologies. SSC assembles and manufactures solar modules and integrates them into PV systems. As a single stop, turnkey supplier, SSC assists customers with system design and post-sales service and support, including acquisition of grants and grid connections. With an annual production capacity of three megawatts, the factory is large enough to operate profitably, yet small enough to undertake custom designs of PV modules for a variety of applications.

       To date, SSC has delivered solar electric systems on more than 30 sites in Chicago, including seven of the City's major museums and eight public schools. Each of these systems has a peak generating capacity of more than 700 kWDC and is valued at approximately $8 million. Multi-year purchase agreements with ComEd and the City of Chicago were extended in 2002 to December 31, 2004 for ComEd and December 15, 2003 for the City of Chicago, allowing for the continued purchase of locally produced solar energy systems subsidized up to 60% (maximum of $300,000 per purchaser). Subsidies from the Illinois Department of Commerce and Community Affairs and the Clean Energy Community Foundation's renewable energy grants facilitate the purchase of SSC's solar electric systems. SSC has been increasingly able to spread project costs over multiple client sources and this practice appears to be gaining market acceptance.

       While most of SSC's customers to date have been municipal and non-profit organizations, SSC has begun to expand more aggressively into commercial and industrial markets. In late 2002, the Company signed contracts to deliver PV systems at two Chicago area multi-family housing projects, Lakefront SRO Holland Apartments and the Children's Place at Vision House Apartments, and at a development of twelve new single-family homes in the Chicago area. One of SSC's most promising new markets involves the construction of integrated photovoltaics systems, which reflect aesthetic, as well as utilitarian values. As a module producer, SSC offers architects and builders customized designs in a range of frame colors, cell configurations and backsheets.

       Using Chicago as a model, the Spire Solar Systems business unit plans to use its core PV manufacturing and systems integration experience to develop turnkey PV systems facilities in other cities and to provide solutions to distributed energy generation requirements. Spire Solar Systems business unit intends to partner with municipalities and local utilities to supply emissions-free electricity close to the point of use. The business unit believes that its green energy projects will help utilities meet peak generation demand, relieve strains on the grid infrastructure and comply with "renewable portfolio standards" enacted by a growing number of states, which may include Illinois. Helping to convert brownfields into solar Brightfields through the use of large-scale solar arrays is a critical part of our strategy to assure longer-term profitability.

       Although current United States economic conditions have temporarily hindered its progress, the Spire Solar Systems business unit believes that rising public concern about dependence on oil imports, volatility of natural gas prices, as well as environmental drawbacks of other conventional power sources will accelerate public policy actions in support of solar generation which will in turn lead to an increase in demand for solar generation.

SPIRE BIOMEDICAL, INC.

       Spire Biomedical, Inc. specializes in surface engineering to improve the performance of medical devices such as orthopedic implants, stents, catheters and vascular grafts. Spire Biomedical's proprietary ion beam-based processes reduce friction and wear, impart anti-microbial properties, and enhance tissue and blood compatibility. Spire Biomedical's treatments can be applied to metals, polymers and ceramics, modifying their surface properties while leaving the core materials unchanged. Its patented IonGuard(R) ion implantation process for hip and knee implants continued to make up the largest part of its processing activity in 2002. Spire Biomedical's family of surface treatment processes includes coatings suited for promoting bone/implant bonding (IonTite(TM) Hydroxyapatite) and coatings designed to improve radiopacity of temporary and permanent implants (IonSight(TM)).

       Spire Biomedical's core surface treatment business is expanding due to favorable demographics, principally the aging of the baby boomer generation, as well as elders' increasingly active life style. Increased longevity coupled with an increasing number of bone and joint replacements will continue to drive demand for more durable orthopedic implants. As the leader in surface engineering, Spire Biomedical is well positioned to benefit from growth in these medical markets in 2003 and beyond.

       In 1999, Spire Biomedical embarked on a new strategic direction aimed at developing advanced medical devices that would embody the Company's unique surface treatments. This strategy was successfully initiated in 2002 when Spire Biomedical obtained Federal Drug Administration ("FDA") clearance to market the Pourchez XpressO(TM) line of split-tip hemodialysis catheters. It is a product based on a patent license that the Company obtained from a prominent French surgeon. This line of catheters represents the first major step towards fulfillment of Spire Biomedical's strategic plan to become a provider of treated medical devices that reduce device-related complications such as clotting and infection. In October 2002, the Company sold to Bard Access Systems its rights to the split-tip catheter patent for an initial payment of $5 million and the potential for receiving $11 million in additional payments. The sale, which included a sublicense to permit the Company to market split-tip hemodialysis catheter products, provides additional capital to reinvest in expanding Spire Biomedical's sales and marketing efforts.

       The Pourchez catheter is a premium product designed to enhance therapy for dialysis patients. It is targeted at a United States catheter dialysis market that the Company believes to be growing at more than 10% annually, but has seen little product innovation in recent years. The split-tip catheter has a kink-resistant design and provides higher blood flows at lower pressures than are available from conventional catheters. To meet the needs of the catheter market, the Company also launched the Pourchez RetrO(TM) catheter in 2002, which utilizes a novel process known as retrograde tunneling. Also introduced in 2002 was the SafeTrac(TM) dual wire insertion kit, offering an alternative and potentially safer method of insertion. A national network of medical product distributors has begun marketing the Company's catheters.

       Spire Biomedical is pleased with physicians' acceptance of its catheters. Although the Company's initial focus is the United States market, international markets offer promising opportunities for its catheters. To prepare for market entry in Europe in 2003, the Company obtained the European Union's CE mark certification. Crossing this regulatory hurdle required the demonstration of high quality systems and standards. Going forward, Spire Biomedical expects to add other vascular access products with clinically desirable features and to use its experience in surface engineering to further enhance the performance of such products.

BIOPHOTONICS RESEARCH AND DEVELOPMENT

       For more than three decades, the Company has developed a strong intellectual property estate in biotechnology surface engineering, optoelectronics and photovoltaics. Because the Company is a technology-driven company, its research and development ("R&D") programs have been critical to the development of state-of-the-art solar electric module manufacturing equipment, as well as proprietary surface treatments for medical implants. Assuring its continued leadership in both these businesses requires a sustained R&D effort. The Company believes that a strong commitment to R&D is vital to enhancing our existing products, creating new revenue sources for the future and maintaining our technological edge.

       The National Renewable Energy Laboratories awarded the Company with a $4.7 million cost shared contract to build automated high-volume production equipment that can assemble solar modules more than five times the size of today's standard size modules. The equipment and technology that the Company plans to develop under this program will enable the building of super-sized modules, each generating as much as one kilowatt. The Company believes these new modules can be used to cover contaminated land sites with large utility-connected arrays to generate clean energy. Its objective is to show that transforming industrial brownfields into Solar BrightfieldsTM can be economically feasible. The Company sees a big potential market for "Solar Breeder(R)" factories, a term used for PV module assembly factories that will continuously produce these specialized modules for deployment in Solar Brightfields.

       In the Biomedical area, the Company's scientists are investigating innovative materials that will leverage the Company's core competence in surface engineering. Under development, for example, are bone-friendly coatings to enhance the durability of hip and knee implants. To further differentiate its Pourchez catheters from the catheters of competitors, the Company is developing surface treatments that will help reduce access-related problems such as clotting and infection.

       Optoelectronics, like photovoltaics, involves the conversion of light into electricity, or electricity into light, using semiconductor materials. When the Company sold its compound semiconductor processing business at the end of 1999, it retained the rights to apply its optoelectronics capabilities to its biomedical business. As part of its strategy to develop new types of medical instruments and components, the Company has redirected its optoelectronics expertise toward biophotonics: the science of using lasers, light and radiant energy for surgery of non-invasively detecting, diagnosing and monitoring disease. Applications of biophotonics range from using light for selectively treating tumors and sequencing DNA to removing birthmarks. Semiconductor-based lasers have become virtually indispensable in a number of surgical specialties from angioplasty to oncology. The development of new medical laser technologies offers exciting opportunities for further improving the practice of medicine.

       One of the Company's chief areas of focus is the development of next-generation, laser-based surgical instruments and optical health monitoring devices. In 2002, the Company concluded the first phase of a National Institutes of Health project to develop an improved cerebral imaging tool for neo-natal care. The Company also received a $144,000 National Institutes of Health research grant for the design, fabrication and demonstration of a small fiber laser for use in middle ear surgery for children. Other R&D initiatives relate to developing instruments that characterize DNA and detect biological agents. With the rapid expansion of government research funding to fight bioterrorism, the Company expects to participate in programs to detect biological agents using optical imaging methods.

       The efficacy of the Company's R&D programs is strengthened by strategic alliances and working partnerships with large medical instrument companies and university research laboratories whose capabilities complement our own.

       Apart from its catheter development program, substantially all of the Company's R&D outlays have been funded by government grants and contract awards. In 2002, revenues from R&D contracts totaled approximately $2.4 million and were funded by such agencies as the National Institutes of Health, the National Science Foundation and the Department of Energy. The Company plans to continue to aggressively pursue these grants in its chosen fields of expertise.

                               GENERAL INFORMATION
                               -------------------
SALES AND MARKETING

       The Company generally builds its photovoltaic module manufacturing equipment and solar electric systems to order. For module manufacturing equipment, the Company usually requires 35% of the total purchase price on order, 55% on shipment and the final 10% upon acceptance of the equipment by the customer. For solar electric systems, the Company generally receives 90% on installation and 10% on final acceptance. The Company receives progress payments under its research and development contracts on a cost reimbursement or per deliverable basis. Biomedical processing services generally are sold on a net 30 day basis.

       The Company markets its photovoltaic manufacturing equipment through non-exclusive commissioned sales representatives, as well as through its internal staff. The outside sales representatives are responsible for making initial contacts with potential customers, after which the representatives work in conjunction with the Company's internal staff to consummate sales. However, in recent years the Company has been placing less reliance on sales representatives. In 2002, the Company terminated its relationship with its European representative. Sales initiated through the Company's internal staff arise from a number of sources, including trade shows, printed advertisements and telephone campaigns.

       The Company markets its solar electric systems through dedicated internal sales staff based in its Chicago facility. The systems are marketed directly to a local utility company and to the City of Chicago, as well as to commercial and residential real estate architects and developers. The Company also markets to residential users.

       Spire Biomedical concentrates on identifying and serving the leading United States manufacturers of orthopedic and other medical devices. Where possible, Spire Biomedical seeks to be the sole provider of surface processing services to its customers. Spire Biomedical continues to market its hemodialysis catheters through a network of distributors.

       The Company's scientists are responsible for submitting proposals to the United States government and other outside sources for sponsored research and development work, particularly in the biophotonics area. See "Risk Factors - Dependence on Outside Funding for Research and Development," "- Reliance on Sales Representatives" and "-Technological Advances; Dependence on Future Product Development and Market Acceptance."

MANUFACTURING AND QUALITY CONTROL

       The Company manufactures all of its photovoltaic manufacturing equipment and performs all of its biotechnology surface engineering processing services in a single facility located in Bedford, Massachusetts. Spire Solar Chicago manufactures photovoltaic systems in a leased facility owned by the City of Chicago. The fulfillment of each customer order for the Company's photovoltaic module manufacturing equipment and systems requires customized engineering and systems design. While the time required to fill orders is slightly different for each item, it generally takes approximately six months from date of order to delivery to the customer. The first few months of this process are devoted to customizing the design of the item of equipment or system to meet the customer's requirements. The balance of the time is spent on internal assembly, wiring and testing of the equipment or systems. The Company maintains quality control measures throughout each step of the manufacturing process. Employees are responsible for reviewing incoming materials, conducting interim testing throughout the Company's processing of the materials, and servicing and testing final products before shipment to the Company's customers.

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

PROPRIETARY RIGHTS

       Through over 30 years of research and development, the Company has accumulated extensive scientific and technological expertise. The Company protects its technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as appropriate. The Company currently has 26 issued United States patents, one of which is jointly owned, six patents pending in the United States and two foreign patents pending, all of which cover elements of its biomedical materials and processing technologies.

       The United States government funds a the majority of the Company's research and development work. The United States government retains the right to obtain a patent on any invention developed under government contracts as to which the Company does not seek and obtain a patent, and may require the Company to grant a third party license of such invention if steps to achieving practical application of the invention have not been taken. The United States government also retains a non exclusive, royalty-free, non-transferable license to all technology developed under government contracts, whether or not patented, for government use, including use by other parties to United States government contracts. Furthermore, the Company's United States government contracts prohibit the Company from granting exclusive rights to use or sell any inventions unless the grantee agrees that any product using the invention will be manufactured substantially in the United States. See "Risk Factors - Protection of Proprietary Technology" and "Government Regulation."

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

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment market. As an industry leader, the Company has been subject to competitive pricing on some of the components of its photovoltaic module manufacturing equipment product line. The Company's automated equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers may produce items of equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. The Company's Spire Solar Chicago business unit has entered into purchase contracts with the City of Chicago and Commonwealth Edison, to provide photovoltaic systems. However, the Company competes against other forms of renewable energy, for example, wind, solar, and geo-thermal. The Company also competes against other photovoltaic system manufacturers for sales in the Chicago market other than to the City of Chicago and Commonwealth Edison. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the United States government and other outside sources.

       Because the Company often markets its photovoltaic manufacturing equipment to governmental agencies or financiers in foreign countries, it faces risks inherent in international sales, such as regulatory requirements, political and economic changes and disruptions and transportation delays. The Company also faces competition from government or private companies in these countries. The Company addresses these issues by working with local commissioned sales representatives, seeking to establish a local presence, such as through its agreements with Marubeni Corporation of Nagoya, Japan, maintaining technological leadership, and quoting prices and accepting payment only in United States dollars, generally against letters of credit. Because the Company sells its products only in United States dollars, the Company's sales could be adversely affected to the extent that its customers have limited access to United States dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. See "Risk Factors - Competition" and " - Dependence on Export Sales."

EMPLOYEES

       As of December 31, 2002, the Company employed 90 people, of whom 79 work full-time. Five of the Company's employees hold Ph.D.'s. The Company has 17 employees on its technical staff and seven on its manufacturing staff. The Company has never experienced a work stoppage and considers its relationship with its employees to be good. See "Risk Factors - Competition" and " - Dependence on Export Sales."

GOVERNMENT REGULATION

       The Company's United States government contracts are subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of the Company's business, as well as to work performed for the Company by any subcontractors. The Company believes that it has put in place systems and personnel to ensure compliance with all such federal regulations and oversight requirements.

       The Company also is subject to export control regulations that govern the export of Company products to designated countries, as well as the release of technical information to non-United States individuals and entities. Further, the Company is subject to federal, state and local governmental environmental regulations and to federal Occupational Safety and Health Act regulations. The Company believes that it has complied in all material respects with all applicable environmental and safety regulations and has all permits necessary to conduct its business. The Company employs a part-time Environmental and Safety Engineer to manage its compliance efforts. The cost of such compliance has not been material to the Company.

       The introduction by the Company's customers of new biomedical products depends on passage of these products through various stages of review by the Federal Drug Administration. The process of obtaining regulatory approvals involves lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. The Company continues to refine its interaction with its customers in the regulatory approval process in an effort to streamline its customers' application processes. See "Risk Factors - Government Regulation."

RESEARCH AND DEVELOPMENT

       The Company's policy is to support as much of its research and development as possible through government contract funding, which it recognizes as revenue. Revenues from the Company's research and development contracts funded by the United States government, and their percent of net revenues were $2,481,000 or 17%, $1,985,000 or 14%, and $4,098,000 or 32%, for the years ended
December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company was performing on 18 contracts and grants for the United States government, compared with 15 as of December 31, 2001. All contracts with United States government agencies have been audited through December 1999. The audits for the years ended December 31, 2000 through December 31, 2002 have not yet been performed.

       The Company's contracts with the United States government grant to the Company proprietary rights in any technology developed pursuant to such contracts and grant to the United States government a non-exclusive license to utilize the technology for its benefit. The United States government retains the right to obtain the patent on any inventions made under these contracts as to which patent protection is not sought and obtained by the Company. The Company's rights to technology developed under contracts with private companies vary, depending upon negotiated terms. See "Risk Factors - Dependence on Outside Funding for Research and Development," " - Protection of Proprietary Technology" and " - Government Regulation."

       The Company's internally funded research and development expenditures were $337,000, $703,000 and $300,000 for the years ended 2002, 2001 and 2000, respectively.

                                  RISK FACTORS
                                  ------------

       IN ADDITION TO THE OTHER INFORMATION IN THIS SEC FORM 10-KSB, THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY SHOULD BE CONSIDERED. THE DESCRIPTIONS IN THIS SEC FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER MATERIALLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ABOVE IN "BUSINESS."

       DEPENDENCE ON MARKET GROWTH. The ability of the Company to sustain or expand its business depends substantially on the stability and growth of the various markets for the Company's products and services.

       The size of the photovoltaic market depends on the amount of worldwide need for wireless power, especially in developing countries, and on domestic and international government funding of initiatives to invest in solar energy as an alternative to the burning of fossil fuels and other energy production methods. There can be no assurance that government funding for such initiatives will be available, or that solar energy will prove to be a cost-effective alternative to other energy sources and gain acceptance where traditional energy sources continue to be available. Most of the Company's research and development revenues are generated by contracts with the United States government. There can be no assurance that the United States government will fund the Company's research and development projects at the same level as it has in the past. The growth in the Company's Spire Solar Chicago business unit is dependent on continued and increased demand from the City and ComEd; as well as the Company's ability to price competitively in other industrial and residential sales. The growth of the Company's biomedical business depends on the condition of the health care system and the industry sectors serving that system, and on the Company's ability to introduce new products and services. The health care system recently has been characterized by pricing pressures and consolidations which could reduce or eliminate demand for the Company's processing services. The merger or consolidation of manufacturers of orthopedic and other medical devices could reduce the number of customers for the Company's biomedical processing services.

       COMPETITION. The Company sells its products and services against existing competitors, and entities now operating in related markets may enter the Company's markets. Some of the Company's current and potential competitors have financial and technical resources greater than those of the Company. Competitive factors for the Company in its various markets include the amount and pace of technological innovation, financial resources, product quality, timely delivery, service and price. Although the Company believes that there are considerable barriers to entry into the markets it serves, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge, there can be no assurance that new or existing entities will not seek to enter the Company's markets or that of the Company would be able to compete effectively against such entities.

       The Company faces competition from various companies in the terrestrial photovoltaic module manufacturing equipment and systems markets. The Company's more technologically sophisticated and highly automated photovoltaic module manufacturing equipment competes with more labor intensive, lower priced alternatives. Furthermore, the Company competes in foreign countries where there may be a preference for doing business with local companies. In addition, large manufacturers produce some of the equipment for their own internal use, eliminating the purchase of such equipment from commercial vendors. The Company's Spire Solar Chicago business unit has entered into an exclusive purchase contract with the City of Chicago and Commonwealth Edison, to provide photovoltaic systems. However, the Company competes against other forms of renewable energy, i.g., wind, solar, thermal. The Company also competes against other photovoltaic system manufacturers for sales in the Chicago market other than to the City of Chicago and Commonwealth Edison. With respect to its biomedical services, the Company competes on the basis of overall quality of service and price, and at times on the basis of value added. The Company's products and services also compete against products based on alternate technologies. In addition, the Company faces competition from numerous other businesses, particularly small businesses throughout the United States, for contracts for research and development funded by the United States government and other outside sources.

       DEPENDENCE ON OUTSIDE FUNDING FOR RESEARCH AND DEVELOPMENT. Substantially all of the Company's research and development work is funded by the United States government. Loss of outside funding may materially adversely affect the Company's ability further to develop its proprietary technologies and to apply these technologies to its current products and products under development. If the Company is unable to maintain its current level of such funding for any reason, the Company would need to generate funds for such research from other sources, reduce its research and development effort or increase its internal funding for research and development. An increase in internally funded research and development would have a negative impact on profitability. United States government contracts are cancelable without the Company's consent. Furthermore, all companies that are parties to cost-plus contracts with the United States government are subject to annual government audit and possible recapture of payments. While the Company has not incurred significant losses as a result of government audits to date, the Defense Contract Audit Agency has not yet audited the Company for the years ended after December 31, 1999 and the rates at which the Company is reimbursed for future government contracts (see also "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Operating Charges"). Loss of a number of United States government or other research and development contracts could have a material adverse effect on the Company's business, results of operations or financial condition. The number of contracts performed by the Company for the United States government increased from 15 at December 31, 2001 to 18 at December 31, 2002.

       DEPENDENCE ON EXPORT SALES. For the fiscal years ended December 31, 2002, 2001 and 2000, export sales from the United States as a percentage of the Company's overall net sales and revenues amounted to 17%, 26% and 20% for the years ended 2002, 2001 and 2000, respectively. The majority of the Company's international revenues are derived from sales of its photovoltaic module manufacturing equipment. The Company anticipates that international sales of photovoltaic equipment will continue to account for a significant portion of net sales and revenues. The Company's operating results are subject to the risks inherent in international sales, including, but not limited to, regulatory requirements, political and economic changes and disruptions, transportation delays, national preferences for locally manufactured products and import duties or other taxes which may affect the prices of the Company's products in other countries relative to competitors' products. In addition, present or future United States government trade restrictions relating to sales to certain countries may limit the Company's ability to sell its products in the affected foreign countries.

       The Company currently sells its products only in United States dollars. As a result, the Company's sales could be negatively affected to the extent that its customers have limited access to United States dollars and to the extent that fluctuations in exchange rates may render the Company's prices less competitive relative to competitors' prices. If the Company chooses to accept payment for its products in other currencies, it may be subject to reduced profits from adverse changes in exchange rates. These factors could have a material adverse effect on the Company's business, results of operations or financial condition.

       RELIANCE ON SALES REPRESENTATIVES. Until recently, the Company had been marketing its photovoltaic manufacturing equipment through a network of non-exclusive commissioned sales representatives, as well as through its internal staff. However, in recent years, the Company has been placing less reliance on sales representatives. In 2002, the Company continued that trend and terminated its European representative. Except for its arrangement with Marubeni Corporation of Nagoya, Japan, which is currently under renegotiation, the Company engages sales representatives in situations where local customs and usages make their employment either unavoidable or strongly recommended. The Company relies on its internal staff to conduct marketing and sales activities for its photovoltaic manufacturing equipment, and continues to evaluate other methods of marketing and selling these products.

       FLUCTUATIONS IN OPERATING RESULTS. The Company has experienced operating losses in each of its last four full fiscal years. The Company's revenues and operating results may vary significantly from quarter to quarter as a result of a number of factors, many of which are outside of management's control. These factors include, among others, timing of capital expenditures by customers, changes in demand for the Company's products, long business procurement cycles, changes in pricing policies by the Company and its competitors, cancellation or delay by customers of contracts with the Company and access to United States currency by the Company's customers.

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

       PROTECTION OF PROPRIETARY TECHNOLOGY. The Company actively protects its intellectual property and technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. The Company also seeks and enforces patents as it deems appropriate. The Company currently has 26 issued United States patents, one of which is jointly owned, six patents pending in the United States and two foreign patents pending, all of which cover elements of its biomedical materials and processing technologies. There can be no assurance that the Company will be able to assert its intellectual property rights successfully against allegedly infringing competitors, and the inability to assert its rights successfully may have a negative impact on the Company's competitive position and financial condition. Furthermore, there can be no assurance that the Company's intellectual property rights will deter others from developing substantially equivalent or competitive products or from reverse-engineering the Company's products. Even if a third party's products infringe upon the Company's patents or other intellectual property, it may be costly to enforce such rights, and such enforcement efforts may divert management attention from the operations of the Company. In addition, the foreign legal protection afforded intellectual property rights, including patents, if issued, may be different from those afforded under United States laws. To the extent the Company relies on non-disclosure agreements to protect its rights, there can be no assurance that such information will not be disclosed in breach of these agreements or, if disclosed, that the Company will be able to recover amounts or obtain other relief sufficient to compensate it for any damage such disclosure may cause.

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

       In addition to the foregoing, the United States government retains the right to obtain a patent on any invention developed under contract as to which patent protection is not sought and obtained by the contractor, or to require the contractor to grant a third party license of such invention if steps to achieve practical application of the invention have not been taken. The Company has not sought, and will not seek, patent protection for each of its inventions under United States government contracts, either due to the nature of the invention or the cost of applying for and obtaining a patent. This practice subjects the Company to the potential of losing patent rights to the United States government. The Company also may not achieve practical application of an invention in each instance, or in a timely manner, thus leading to the possibility of a mandatory third party license. Furthermore, the United States government retains a non-exclusive, royalty-free, non-transferable license to all technology developed under government contracts.

       DEPENDENCE ON MAJOR FACILITY. The Company has only one facility for manufacturing photovoltaic module manufacturing equipment and performing biomedical processing services located in Bedford, Massachusetts. The Company also depends on a single facility in its Spire Solar Chicago business unit. The Company's revenues are dependent upon the continued operation of such facilities. The operation of a manufacturing plant involves many risks, including potential damage from fire or natural disasters. In addition, the Company has obtained certain permits to conduct its business as currently operated at its Bedford, Massachusetts facility. There can be no assurance that such permits would continue to be effective at the current location if the facility were destroyed and rebuilt, or that the Company will be able to obtain similar permits to operate at another location. While the Company maintains insurance covering such risks, including business interruption coverage, there can be no assurance that the occurrence of these or any other operational problems at the Company's Bedford, Massachusetts facility would not materially adversely affect the Company's business, results of operations or financial condition.

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

       DEPENDENCE ON KEY PERSONNEL. The Company's long-term success and its growth strategy depend on the efforts and abilities of its senior management, particularly Roger G. Little, the Company's founder and its Chairman, Chief Executive Officer and President, and on its technical staff. The loss of the services of Mr. Little or one or more of the Company's technical staff, or the inability of the Company to attract and motivate highly educated and skilled employees, could result in the Company's inability to continue certain product offerings, and could have a material adverse effect on the Company's business, results of operations or financial condition. Further, there can be no assurance that former employees will not compete with the Company or disclose Company confidential information, whether or not in violation of any agreements. While the Company seeks to enforce its rights under non-disclosure and non-compete agreements, any such competition or disclosure could have a material adverse effect on the Company's business, results of operations or financial condition.

       CONTROL BY PRINCIPAL STOCKHOLDER. Roger G. Little, the Chairman of the Board, Chief Executive Officer and President of the Company, controls approximately 36% of the Company's outstanding Common Stock. In addition, as one of two Trustees of the Company's 401(k) Plan, Mr. Little may exercise control over shares of Common Stock held by the Plan. As a result, Mr. Little is in a position to exert significant influence over actions of the Company which require stockholder approval and generally to direct the affairs of the Company, including potential acquisitions, sales and changes in control of the Company.

       GOVERNMENT REGULATION. The process of bidding for, obtaining, retaining and performing United States government contracts is subject to a large number of United States government regulations and oversight requirements. Compliance with these government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of the Company's business, as well as to work performed for the Company by any subcontractors. Any failure by the Company to comply with applicable regulations, or to require its subcontractors so to comply, could result in a variety of adverse consequences, ranging from remedial requirements to termination of contracts, reimbursement of fees, reduction of fees on a going forward basis and prohibition from obtaining future United States government contracts. While the Company believes that it has put in place systems and personnel to ensure compliance with all United States government regulations relating to contracting, there can be no assurance that it will at all times be in compliance or that any failure to comply will not have a material adverse effect on the Company's business, results of operations or financial condition. See Note (3) to the financial statements in Item 7, below. Furthermore, the Company's United States government contracts include provisions prohibiting the Company from granting exclusive rights to use or sell any inventions unless the grantee agrees that any product using the invention will be manufactured substantially in the United States.

       The Company is subject to export control regulations, which govern the export of Company products to certain countries, as well as the release of technical information to non-United States individuals and entities. It also is subject to the federal Occupational Safety and Health Act. While the Company has a part-time compliance officer monitoring compliance with these laws and regulations, there can be no assurance that it will at all times be in compliance. Failure to comply with these laws and regulations could result in penalties to the Company, including fines and requirements to take remedial action, which would have a material adverse effect on the Company's business, results of operations or financial condition.

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

       The introduction by the Company's customers of certain new biomedical products depends on such products' passage through various stages of review by the United States Food and Drug Administration. The process of obtaining regulatory approvals involves lengthy and detailed laboratory and clinical testing and other costly and time-consuming procedures. There can be no assurance as to the timely or positive outcome of any such review process. The inability of the Company or, in certain circumstances, its customers to obtain such approvals in a timely manner, or at all, could impede or prevent the introduction of these biomedical products into the marketplace, and could adversely affect the Company's revenues from its biomedical services. The marketing and sale of such products in foreign countries is, additionally, dependent upon regulatory approval in each country where such sales are contemplated.

       The extent of government regulation that may arise from future legislative or administrative action cannot be predicted.

       RISK OF UNINSURED LOSS. The use of orthopedic and other medical devices may entail a risk of physical injury to patients. To the extent the Company has been involved in the manufacturing of these products, it may be exposed to potential product liability and other damage claims. Furthermore, the use of the Company's photovoltaic module manufacturing equipment could result in operator injury. Except for those cases brought against the Company in which it is alleged that the Company engaged in the manufacture and sale of defective heart valves with other defendants (see "Legal Proceedings"), no other claims of product liability or other damages have been initiated against the Company. The Company maintains product liability and umbrella insurance coverage; however, there can be no assurance that any product liability claim assessed against the Company would not exceed its insurance coverage, or that insurance coverage will continue to be available. While the Company typically obtains agreements of indemnity from manufacturers of biomedical products for which the Company provides services, there can be no assurance that any such indemnity agreements will be enforceable or that such manufacturers will have adequate funds to meet their obligations under such agreements. The cost of defending a product liability, negligence or other action, and/or assessment of damages in excess of insurance coverage, could have a material adverse effect on the Company's business, results of operations, or financial condition.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

       The Company leases two facilities. One facility is a 74,000-square-foot building located at One Patriots Park, Bedford, Massachusetts, of which the Company subleases approximately 22,000-square-feet to the purchaser of the assets of its optoelectronics business. All of the Bedford space is subleased from Mykrolis Corporation (successor to Millipore Corporation) on what the Company believes are commercially reasonable terms. Mykrolis leases the building from a Trust of which Roger G. Little, Chairman, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended by the Company for a five-year period expiring on November 30, 2000, and further extended for an additional five-year period expiring on November 30, 2005. The Company also leases approximately 10,250-square-feet of factory space located at the Chicago Center for Green Technology, 445 North Sacramento Boulevard, Chicago, Illinois, under a five-year lease beginning February 1, 2001, from the City of Chicago. The Company believes that its facilities are suitable for their present intended purposes and adequate for the Company's current level of operations. See "Risk Factors - Dependence on Major Facility" and "- Need to Manage Growth."

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

       In May 1985, Electronics Space Systems Corporation ("ESSCO") sued the Company in Middlesex Superior Court, Massachusetts to recover for alleged breach of contract, breach of implied covenant of good faith dealing and related claims in connection with ESSCO's allegation that the Company had violated certain contractual obligations and a partnership agreement for marketing photovoltaic products in China and certain other markets. The Company denied liability and filed counterclaims against ESSCO. In a trial on liability, a jury found that both the Company and ESSCO were liable for certain conduct. After further proceedings, including a separate trial on damages, and the filing of a number of motions, the court entered judgment in 2002 in favor of ESSCO against the Company for $301,000 plus interest. The court also entered judgment in favor of the Company against ESSCO for $228,500 plus interest. Both the Company and ESSCO filed notices of appeal. The parties have recently negotiated a settlement agreement that the Company expects to sign soon. As part of this settlement, the Company will make a single payment of $135,000 to ESSCO, which is accrued as of December 31, 2002. Both parties will request the court to dismiss all other claims.

       The Company has been named as a defendant in 69 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. Cases involving the same basic fact situation pending in United States District Court in Nebraska (and subsequently consolidated with other cases in Minnesota) and in Nevada were dismissed in 2002 on jurisdictional grounds. The plaintiffs seek damages in amounts that are not quantified at this time. The Company believes it has adequate liability insurance coverage for protection against adverse results of this litigation.

       In October 2001, Stratos Lightwave, Inc. ("Stratos") and Bandwidth Semiconductor, LLC ("Bandwidth") commenced litigation against the Company in the Circuit Court for Cook County, Illinois alleging various claims arising out of an Asset Purchase Agreement dated November 18, 1999 ("Agreement") between the Company, Methode Electronics, Inc. ("Methode") and Methode Massachusetts, Inc. ("MMI"). Pursuant to the Agreement, the Company transferred the assets and certain liabilities of the Company's optoelectronics business to MMI's transferee, now known as Bandwidth. Methode transferred its rights and obligations under the Agreement to its subsidiary, Stratos, which subsequently was spun off as an independent public company. Stratos and Bandwidth claimed that the Company misrepresented certain facts including the value of certain contracts and the financial condition of the optoelectronics business. Stratos and Bandwidth alleged damages in excess of $500,000 and sought declaratory relief under an escrow agreement with LaSalle Bank to satisfy their claims. The escrow account had been established as security for payment of the Company's obligations to Methode under the Agreement. In November 2001, the Company filed a lawsuit against Methode, Stratos and Bandwidth in Middlesex Superior Court in Massachusetts. The Company alleged that Stratos had made unlawful claims against the funds in escrow, which in turn had resulted in the bank's refusal to pay the Company over $600,000 of the escrow funds. In February 2003, the Company, Methode and Stratos concluded a settlement of all outstanding claims between them, which involved the payment of most of the disputed escrow funds to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

       No matters were submitted to a vote of the Company's security-holders in the fourth quarter 2002.



                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

       The Company's Common Stock, $0.01 par value ("Common Stock"), is traded on The Nasdaq Stock Market under the symbol "SPIR." The following chart sets forth the high and low closing sale prices for the Common Stock for the periods shown:
                                        Closing Price     Closing Price
                                            High               Low
                                        -------------     -------------
       2002
       ----
       First Quarter                         $4.00             $3.01
       Second Quarter                         4.84              2.81
       Third Quarter                          3.11              1.90
       Fourth Quarter                         2.90              1.79

       2001
       ----
       First Quarter                         $6.50             $3.44
       Second Quarter                         7.97              2.33
       Third Quarter                          6.00              2.39
       Fourth Quarter                         4.20              3.16

       These prices do not reflect retail mark-ups, mark-downs or commissions. The closing price of the Common Stock on February 28, 2003 was $2.43, and on that date, there were approximately 220 stockholders of record.

       The Company did not pay any cash dividends during 2002 or 2001.

Securities Authorized for Issuance Under Equity Incentive Plans
---------------------------------------------------------------

                    Number of securities to be issued   Weighted-average exercise  Number of securities
                      upon exercise of outstanding        price of outstanding     remaining available
                      options, warrants and rights    options, warrants and rights for future issuance
------------------- --------------------------------- ---------------------------- --------------------
Equity compensation
plans approved by
security holders                703,710                          $3.49                     129,595

Equity compensation
plans not approved
by security holders                  --                             --                          --
                    --------------------------------- ---------------------------- --------------------
Total                           703,710                          $3.49                     129,595
                    ================================= ============================ ====================

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED BELOW AND ABOVE IN "RISK FACTORS" AND "BUSINESS." THE FOLLOWING DESCRIPTION IS QUALIFIED IN ITS ENTIRETY BY, AND SHOULD BE READ IN CONJUNCTION WITH, THE DETAILED INFORMATION AND THE CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, APPEARING ELSEWHERE OR INCORPORATED BY REFERENCE IN THIS REPORT.

OVERVIEW

       The Company develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services and devices. The Company is a leading supplier in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in more than 140 factories and in 42 countries. The Company's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices. The Company also markets two hemodialysis catheter devices for the treatment of chronic kidney disease.

       The Company's net sales and revenues for the year ended December 31, 2002 increased 5%, compared to the year ended December 31, 2001. The increase was due to higher implant processing volumes and growth in government funding of our research and development efforts.

       Sales in the Company's Spire Solar business unit decreased 13% during 2002 as compared to 2001, due to excess capacity within the industry and lower than expected investment in solar module manufacturing equipment.

       Revenues of the Company's subsidiary, Spire Biomedical, Inc., increased 42% during 2002, as compared to 2001 due to the increased demand for the Company's implant process services and increased government funding of our research and development efforts.

       Operating results in any particular quarter will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's equipment line and delivery of solar systems. Export sales, which amounted to 17% of net sales and revenues for the year ended December 31, 2002, continue to constitute a significant portion of the Company's net sales and revenues.

RESULTS OF OPERATIONS

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                       Year Ended December 31,
                                                      ------------------------
                                                       2002     2001     2000
                                                      ------   ------   ------
       Net sales and revenues                         100.0%   100.0%   100.0%
       Cost of sales and revenues                      71.6     74.1     71.9
                                                      ------   ------   ------
          Gross profit                                 28.4     25.9     28.1
       Selling, general and administrative expenses    38.9     36.8     40.3
       Internal research and development                2.3      5.0      2.3
                                                      ------   ------   ------
          Loss from operations                        (12.9)   (16.7)   (14.6)
       Gain on sale of assets                          30.6       --       --
                                                      ------   ------   ------
          Earnings (loss) before income taxes          17.8    (16.7)   (10.8)
       Income tax expense (benefit)                     2.4     (0.5)    (4.6)
                                                      ------   ------   ------
          Net earnings (loss)                          15.5%   (15.3)%   (6.2)%
                                                      ======   ======   ======

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

NET SALES AND REVENUES

       Net sales and revenues increased $670,000 or 5% for the year ended December 31, 2002 to $14,822,000, compared to $14,152,000 for the year ended December 31, 2001. The increase was primarily the result of strong demand for the Company's ion beam-based processes. Contract research, service and license revenues increased $1,075,000 or 20% to $6,453,000 for the year ended December 31, 2002 compared to $5,378,000 for 2001. Sales of goods decreased $405,000 or 5% to $8,369,000 for 2002, compared to $8,774,000 for 2001. The decline was due primarily to excess capacity within the industry and lower than expected investment in solar module manufacturing equipment. The following table categorizes the Company's net sales and revenues for the periods presented:

                                          Year Ended December 31,
                                        ---------------------------
                                            2002           2001         Change
                                        ------------   ------------   ----------
       Contract research, service
         and license revenues           $  6,453,000   $  5,378,000       20%
       Sales of goods                      8,369,000      8,774,000       (5%)
                                        ------------   ------------
         Net sales and revenues         $ 14,822,000   $ 14,152,000        5%
                                        ============   ============

COST OF SALES AND REVENUES

       The cost of contract research, service and license revenues increased $285,000 to $3,749,000, and decreased to 58% of related revenues, for the year ended December 31, 2002, compared to $3,464,000 or 64% of related revenues for the year ended December 31, 2001. The decrease was due primarily to the increased volume for the medical implant services. Cost of goods sold decreased $260,000 to $6,875,000, and increased to 82% of related sales, for the year ended December 31, 2002, compared to $7,135,000 or 81% of related sales, for the year ended December 31, 2001. The increase in total cost of sales was a result primarily of increased sales of the Company's ion-beam based process, which has high gross margins.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:
                                         December 31,       December 31,
                                             2002       %       2001       %
                                         --------------------------------------
Cost of contract research,
  service and license revenues           $  3,749,000  58%  $  3,464,000  64%
Cost of goods sold                          6,875,000  82%     7,135,000  81%
                                         ------------       ------------
   Total cost of sales and revenues      $ 10,624,000  72%  $ 10,599,000  75%
                                         ============       ============

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the year ended December 31, 2002 decreased $366,000 or 52% to $337,000, compared to $703,000 for the year ended December 31, 2001. The decrease was primarily a result of the Company's reduced investment in new product development since the introduction of two hemodialysis catheter devices for the treatment of chronic kidney disease during the year ended December 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the year ended December 31, 2002 increased $564,000 to $5,775,000, and increased to 39% of sales and revenues, compared to $5,211,000 or 37% of sales and revenues for the year ended December 31, 2001. Selling, general and administrative expenses increased as a percentage of sales primarily as a result of increased sales and marketing efforts associated with the introduction of two new catheter devices and a one time administrative expense associated with the sale of the Company's hemodialysis patent license to Bard Access Systems.

INTEREST

       The Company earned $77,000 in interest income for the year ended December 31, 2002 from the investment of the proceeds from the sale of the license in short-term debt securities, compared to $276,000 for the year ended December 31, 2001. The Company incurred interest expense of $59,000 in 2002 and $94,000 in 2001, of which zero was capitalized in 2002 and $4,000 in 2001 related to internally constructed assets.

INCOME TAXES

       The Company recorded a net tax expense of $332,000 for the year ended December 31, 2002, compared to a tax benefit of $13,000 for the year ended December 31, 2001. At December 31, 2002, the Company had a gross deferred tax asset of $804,000, against which a valuation allowance of $688,000 had been applied.

NET INCOME (LOSS)

       The Company reported net income for the year ended December 31, 2002 of $2,237,000, compared to a net loss of $2,163,000 for the year ended December 31, 2001. Net income for the year included a gain on the sale of a license of $4,465,000 from the sale the Company's hemodialysis patent license to Bard Access Systems. The terms included an initial $5,000,000 payment and possible additional payments of up to $11,000,000.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

NET SALES AND REVENUES

       Net sales and revenues increased $1,267,000 or 10% for the year ended December 31, 2001 to $14,152,000, compared to $12,885,000 for the year ended December 31, 2000. Contract research, service and license revenues decreased

$2,482,000 or 32% to $5,378,000 for the year ended December 31, 2001 compared to $7,860,000 for 2000. Sales of goods increased $3,749,000 or 75% to $8,774,000 for 2001, compared to $5,025,000 for 2000 due primarily to the growth in the photovoltaic industry, and a growth in sales from the Company's Chicago facility. The following table categorizes the Company's net sales and revenues for the periods presented:
                                          Year Ended December 31,
                                        ---------------------------
                                            2001           2000         Change
                                        ------------   ------------   ----------
       Contract research, service
         and license revenues           $  5,378,000   $  7,860,000      (32%)
       Sales of goods                      8,774,000      5,025,000       75%
                                        ------------   ------------
         Net sales and revenues         $ 14,152,000   $ 12,885,000       10%
                                        ============   ============

COST OF SALES AND REVENUES

       The cost of contract research, service and license revenues decreased $1,163,000 to $3,464,000, and increased to 64% of related revenues, for the year ended December 31, 2001, compared to $4,627,000 or 59% of related revenues for the year ended December 31, 2000. Cost of contract research, service and license revenues decreased in dollars due to a lower volume. Cost of goods sold increased $2,440,000 to $7,135,000, and decreased to 81% of related sales, for the year ended December 31, 2001, compared to $4,642,000 or 92% of related sales, for the year ended December 31, 2000. The increase in total cost of sales and revenues was primarily caused by higher volume of sales.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:
                                         December 31,       December 31,
                                             2001       %       2000       %
                                         --------------------------------------
Cost of contract research,
  service and license revenues           $  3,464,000  64%  $  4,627,000  59%
Cost of goods sold                          7,135,000  81%     4,642,000  92%
                                         ------------       ------------
   Total cost of sales and revenues      $ 10,599,000  75%  $  9,269,000  72%
                                         ============       ============

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the year ended December 31, 2001 increased $403,000 or 134% to $703,000, compared to $300,000 for the year ended December 31, 2000. The increase was primarily due to the Company's investment in the development of a catheter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the year ended December 31, 2001 increased $16,000 to $5,211,000, and decreased to 37% of sales and revenues, compared to $5,195,000 or 40% of sales and revenues for the year ended December 31, 2000. Selling, general and administrative expenses decreased as a percentage of sales primarily as a result of higher sales volume.

INTEREST

       The Company earned $276,000 in interest income for the year ended December 31, 2001 from the investment of the proceeds from the sale of the optoelectronics assets in short-term debt securities, compared to $488,000 for the year ended December 31, 2000. The Company incurred interest expense of $94,000 in 2001 and $18,000 in 2000, of which $4,000 was capitalized in 2001 and $11,000 in 2000 related to internally constructed assets.

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

LIQUIDITY AND CAPITAL RESOURCES

       To date, the Company has been able to fund its operating cash requirements using proceeds from sales of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement (the "Agreement") with Silicon Valley Bank. The Agreement was amended in January 2002 in connection with the Company's inability to satisfy certain financial covenants, and the line of credit was extended until April 2002. The Company has negotiated an amendment to extend the agreement until April 23, 2003. The Company is in the process of reviewing its options and anticipates extending the current line of credit. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line of credit is secured by all assets of the Company. At December 31, 2002 and 2001, interest on the line of credit was at the Bank's prime rate plus 1/2 percent (4.25% in 2002 and 5.25% in 2001). The line of credit contains covenants including provisions relating to profitability and net worth. The Company was in compliance with all such covenants as of December 31, 2002. Borrowings on the line of credit are classified as current liabilities. As of December 31, 2002, the Company had no outstanding debt under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital and available lease arrangements. Cash and cash equivalents increased $2,216,000 to $7,799,000 at December 31, 2002 from $5,583,000 at December 31, 2001. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2002, the Company's retained earnings were $2,461,000, compared to retained earnings of $225,000 as of December 31, 2001. Working capital as of December 31, 2002 increased 47% to $10,524,000, compared to $6,759,000 as of December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a material impact on its financial statements.

       In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's second quarter of fiscal 2003. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123 ("SFAS No. 148")." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operation.

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

FOREIGN EXCHANGE FLUCTUATION

       The Company sells its products and services only in United States dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Therefore, the Company is not directly affected by foreign exchange fluctuations on its current orders. However, fluctuations in foreign exchange rates do have an effect on the Company's customers' access to United States dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets.

RELATED PARTY TRANSACTIONS

       The Company subleases 74,000-square-feet in a building from Mykrolis Corporation, which leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease was $1,024,000 in 2002. This amount does not take into account rent received by the Company for subleasing approximately 22,000-square-feet of its 74,000 square feet to the purchaser of the Company's optoelectronics business.

CRITICAL ACCOUNTING POLICY - REVENUE RECOGNITION

       The Company derives its revenues from three primary sources: (1) sales of solar energy manufacturing equipment and solar energy systems; (2) biomedical processing services; and (3) United States government funded research and development contracts.

       The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts (or EXW Factory) basis . It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer-owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with a number of elements, the Company allocates fair value to each element based on rates quoted in the contract and revenue is recognized upon delivery of the element. The Company's biomedical subsidiary performs surface engineering services for various medical device manufacturers on a contractual basis. The Company recognizes revenue as the products are shipped back to the customer. The Company recognizes revenues and estimated profits on long term government contracts on a percentage of completion method of accounting using a cost to cost methodology. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the United States government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of an audit performed by the United States government.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

       The following table summarizes the Company's contractual obligations at December 31, 2002 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                     Payments Due by Period
                                 ---------------------------------------------------------------
                                               Less than                                After
    Contractual Obligation          Total       1 Year     1 - 3 Years  4 - 5 Years    5 Years
-------------------------------  -----------  -----------  -----------  -----------  -----------
Non-cancelable operating leases  $ 4,492,000  $ 1,105,000  $ 2,221,000  $ 1,166,000  $    --
BPS minimum required purchase      6,000,000    2,000,000    2,000,000    2,000,000       --
                                 -----------  -----------  -----------  -----------  -----------
 Total commercial commitments    $10,492,000  $ 3,105,000  $ 4,221,000  $ 3,166,000       --
                                 ===========  ===========  ===========  ===========  ===========

       On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $8,978 during the year ended December 31, 2002. The Company is currently negotiating with BPS to include purchases other than solar cells to reduce the purchase discount.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------



                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS






Independent Auditors' Report   ...............................................21


Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2002 and 2001  ...........22

     Consolidated Statements of Operations for the Years Ended
     December 31, 2002, 2001 and 2000  .......................................23

     Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 2002, 2001 and 2000  .................................24

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002, 2001 and 2000  .......................................25

     Notes to Consolidated Financial Statements  .............................26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Spire Corporation:

       We have audited the consolidated balance sheets of Spire Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Boston, Massachusetts
March 20, 2003

                       SPIRE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      2002             2001
                                                                  ------------     ------------
                                               ASSETS
Current assets
--------------
   Cash and cash equivalents                                      $  7,798,716     $  5,582,884
   Accounts receivable, trade:
       Amounts billed                                                3,574,851        3,422,525
       Retainage                                                        67,715           99,838
       Unbilled costs                                                  634,958          316,819
                                                                  ------------     ------------
                                                                     4,277,524        3,839,182
       Less allowance for doubtful accounts                            349,443          152,000
                                                                  ------------     ------------
           Net accounts receivable                                   3,928,081        3,687,182
                                                                  ------------     ------------

   Inventories                                                       2,220,587        1,224,451
   Deferred tax asset                                                  116,000               --
   Prepaid expenses and other current assets                           988,500          333,145
                                                                  ------------     ------------
           Total current assets                                     15,051,884       10,827,662
                                                                  ------------     ------------

Property and equipment                                              15,604,809       16,396,476
   Less accumulated depreciation and amortization                   13,132,220       13,243,038
                                                                  ------------     ------------
           Net property and equipment                                2,472,589        3,153,438
                                                                  ------------     ------------
Patents (less accumulated amortization, $499,505
 in 2002 and $490,867 in 2001)                                         241,313          234,813
Other assets                                                             6,324          598,732
                                                                  ------------     ------------
                                                                       247,637          833,545
                                                                  ------------     ------------
                                                                  $ 17,772,110     $ 14,814,645
                                                                  ============     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
   Accounts payable                                               $  1,852,332     $  1,422,332
   Accrued liabilities                                               1,616,585        1,304,299
   Notes payable                                                            --          875,000
   Advances on contracts in progress                                 1,058,852          466,513
                                                                  ------------     ------------
       Total current liabilities                                     4,527,769        4,068,144
                                                                  ------------     ------------
   Unearned purchase discount                                        1,469,123        1,478,102

Stockholders' equity
--------------------
   Common stock, $0.01 par value; shares a authorized 20,000,000;
     issued 6,765,660 shares in 2002 and 6,732,660 shares in 2001       67,557           67,327
   Additional paid-in capital                                        9,246,421        8,976,483
   Retained earnings                                                 2,461,240          224,589
                                                                  ------------     ------------
       Total stockholders' equity                                   11,775,218        9,268,399
                                                                  ------------     ------------
                                                                  $ 17,772,110     $ 14,814,645
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                            2002              2001              2000
                                                        ------------      ------------      ------------
Net sales and revenues
----------------------
   Contract research, service and license revenues      $  6,453,233      $  5,377,504      $  7,859,470
   Sales of goods                                          8,368,976         8,774,284         5,025,159
                                                        ------------      ------------      ------------
       Total sales and revenues                           14,822,209        14,151,788        12,884,629
                                                        ------------      ------------      ------------

Costs and expenses
------------------
   Cost of contract research, services and licenses        3,749,139         3,464,343         4,626,905
   Cost of goods sold                                      6,875,335         7,135,377         4,641,586
   Selling, general and administrative expenses            5,775,412         5,211,360         5,195,365
   Internal research and development                         337,034           703,132           300,252
                                                        ------------      ------------      ------------
       Total costs and expenses                           16,736,920        16,514,212        14,764,108
                                                        ------------      ------------      ------------

Loss from operations                                      (1,914,711)       (2,362,424)       (1,879,479)
--------------------

Interest income, net                                          18,433           186,434           481,591
Gain on sale of a license                                  4,464,929                --                --

Earnings (loss) before income taxes                        2,568,651        (2,175,990)       (1,397,888)

Income tax expense (benefit)                                 332,000           (12,998)         (597,619)
                                                        ------------      ------------      ------------

Net income (loss)                                       $  2,236,651      $ (2,162,992)     $   (800,269)
-----------------                                       ============      ============      ============

Earnings (loss) per share of common stock - basic       $       0.33      $      (0.32)     $      (0.12)
-------------------------------------------------       ============      ============      ============

Earnings (loss) per share of common stock - diluted     $       0.33      $      (0.32)     $      (0.12)
---------------------------------------------------     ============      ============      ============

Weighted average number of common and common
  equivalent shares outstanding - basic                    6,755,660         6,690,933         6,628,667
                                                        ============      ============      ============

Weighted average number of common and common
  equivalent shares outstanding - diluted                  6,847,948         6,690,933         6,628,667
                                                        ============      ============      ============



          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                    COMMON STOCK           ADDITIONAL          TREASURY STOCK
                               -----------------------       PAID-IN       ------------------------      RETAINED
                                 SHARES       AMOUNT         CAPITAL         SHARES       AMOUNT         EARNINGS          TOTAL
                               ----------   ----------     -----------     ----------   -----------     -----------     -----------
Balance, December 31, 1999      7,637,852   $   76,379     $ 9,808,049      1,104,320   $(1,219,687)    $ 3,187,850     $11,852,591
  Exercise of stock options       148,292        1,482         277,614             --            --              --         279,096
  Retire treasury stock        (1,104,320)     (11,043)     (1,208,644)    (1,104,320)    1,219,687              --              --
  Net loss                             --           --              --             --            --        (800,269)       (800,269)
                               ----------   ----------     -----------     ----------   -----------     -----------     -----------

Balance, December 31, 2000      6,681,824       66,818       8,877,019             --            --       2,387,581      11,331,418
  Exercise of stock options        50,836          509          99,464             --            --              --          99,973
  Net loss                             --           --              --             --            --      (2,162,992)     (2,162,992)
                               ----------   ----------     -----------     ----------   -----------     -----------     -----------

Balance, December 31, 2001      6,732,660       67,327       8,976,483             --            --         224,589       9,268,399
  Exercise of stock options        23,000          230          45,938             --            --              --          46,168
  Tax benefit from
    stock option exercises             --           --         224,000             --            --              --         224,000

  Net income                           --           --              --             --            --       2,236,651       2,236,651
                               ----------   ----------     -----------     ----------   -----------     -----------     -----------
Balance, December 31, 2002      6,755,660   $   67,557     $ 9,246,421             --   $        --     $ 2,461,240     $11,775,218
                               ==========   ==========     ===========     ==========   ===========     ===========     ===========




          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                       YEARS ENDED DECEMBER 31,
                                                                          ------------------------------------------------
                                                                              2002              2001              2000
                                                                          ------------      ------------      ------------
Cash flows from operating activities:
    Net income (loss)                                                     $  2,236,651      $ (2,162,992)     $   (800,269)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization                                      787,846           583,287           452,291
            Gain on sale of a license                                       (4,464,929)               --                --
            Tax benefit on stock option exercises                              224,000                --                --
            Loss (gain) on sale and abandonment of assets                           --            23,842            13,064
            Income tax receivables                                                  --           260,000          (260,000)
            Changes in assets and liabilities (excluding the impact
             of assets sold):
                  Accounts receivable, net                                    (240,899)         (561,024)         (821,173)
                  Inventories                                                 (908,578)        1,734,389        (1,095,907)
                  Prepaid expenses and other current assets                   (181,130)           (6,420)           25,223
                  Income taxes payable                                              --                --        (1,070,000)
                  Accounts payable and accrued liabilities                     742,286           266,592           (18,536)
                  Unearned purchase discount                                    (8,979)          947,875           530,227
                  Advances on contracts in progress                            592,339        (1,104,171)         (391,616)
                                                                          ------------      ------------      ------------
                  Net cash used in operating activities                     (1,221,393)          (18,622)       (3,436,696)
                                                                          ------------      ------------      ------------

Cash flows from investing activities:
    Net proceeds from sale of a license                                      4,534,262                --                --
    Additions to property and equipment                                       (170,963)       (1,577,420)         (584,436)
    Increase in patent costs                                                   (99,425)         (116,265)          (53,952)
    Other assets                                                                 2,183           (40,225)         (552,939)
                                                                          ------------      ------------      ------------
                  Net cash provided by (used in) investing activities        4,266,057        (1,733,910)       (1,191,327)
                                                                          ------------      ------------      ------------

Cash flows from financing activities:
    Net borrowings (payments) on short-term debt                              (875,000)          325,000           550,000
    Exercise of stock options                                                   46,168            99,973           279,096
                                                                          ------------      ------------      ------------
                  Net cash provided by (used in) financing activities         (828,832)          424,973           829,096
                                                                          ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                         2,215,832        (1,327,559)       (3,798,927)

Cash and cash equivalents, beginning of year                                 5,582,884         6,910,443        10,709,370
                                                                          ------------      ------------      ------------
Cash and cash equivalents, end of year                                    $  7,798,716      $  5,582,884      $  6,910,443
                                                                          ============      ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
            Interest                                                      $     58,686      $     93,686      $     17,297
                                                                          ============      ============      ============
            Income taxes                                                  $         --      $         --      $    489,547
                                                                          ============      ============      ============


          See accompanying notes to consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


(1)    NATURE OF THE BUSINESS

       The Company develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services and devices. The Company is a leading supplier in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in more than 140 factories and in 42 countries. The Company's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices. The Company also markets two hemodialysis catheter devices for the treatment of chronic kidney disease.

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

       (B)   REVENUE RECOGNITION

       The Company derives its revenues from three primary sources: 1) sales of solar energy equipment and solar energy systems; 2) biomedical processing services; and 3) United States government funded research and development contracts.

       The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts (or EXW Factory) basis . It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer-owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with a number of elements, the Company allocates fair value to each element based on rates quoted in the contract and revenue is recognized upon delivery of the element. The Company's biomedical subsidiary performs surface engineering services for various medical device manufacturers on a contractual basis. The Company recognizes revenue as the products are shipped back to the customer. The Company recognizes revenues and estimated profits on long term government contracts on a percentage of completion method of accounting using a cost to cost methodology. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the United States government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of an audit performed by the United States government.

       (C)   INVENTORIES

       Inventories are stated at the lower of cost or market, cost being determined by the average cost method, on a first-in, first-out (FIFO) basis.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


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

       (E)   INTANGIBLE ASSETS

       Other intangible assets amounted to $241,313 (net of accumulated amortization of $499,505) and $234,813 (net of accumulated amortization of $490,867) at December 31, 2002 and 2001, respectively. These intangible assets primarily consist of patents that the Company had been awarded and are amortized over their useful lives or their terms, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows:

             Year            Amortization Expense
             ------------------------------------
             2003                 $51,489
             2004                  51,489
             2005                  48,875
             2006                  45,009
             2007                  44,448

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

       (G)   RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are charged to operations as incurred, except where such costs are reimbursable under customer funded contracts. During the years ended December 31, 2002, 2001 and 2000, unfunded research and development costs were $337,000, $703,000 and $300,000, respectively.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


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

       (K)   LONG-LIVED ASSETS

       Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

       (L)   STOCK-BASED COMPENSATION

       The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below.

       The per-share weighted-average fair value of stock options granted in 2002, 2001 and 2000 was $2.19, $3.25 and $1.64, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

               Expected         Risk-Free        Expected           Expected
  Year      Dividend Yield    Interest Rate     Option Life    Volatility Factor
--------------------------------------------------------------------------------
  2002            --              3.94%           5 years             98.1%
  2001            --              4.42%           5 years             96.9%
  2000            --              5.65%           5 years             98.2%

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


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

                                                                                2002           2001           2000
                                                                            ------------   ------------   ------------
       Net income (loss) as reported                                        $  2,236,651   $ (2,162,992)  $   (800,270)
       Earnings (loss) per share of common stock - diluted, as reported     $       0.33   $      (0.32)  $      (0.12)
       Net income (loss) pro forma                                          $  1,910,451   $ (2,274,663)  $   (920,063)
       Earnings (loss) per share of common stock - diluted, pro forma       $       0.28   $      (0.34)  $      (0.14)

       (M)   CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash, time deposits and all highly liquid debt with an original maturity of three months or less.

       (N)   SHIPPING AND HANDLING COSTS

       Shipping and handling costs are included in cost of goods sold.

       (O)   NEW ACCOUNTING STANDARDS

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company's adoption of SFAS No. 146 did not have a material impact on its financial statements.

       In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's second quarter of fiscal 2003. Management does not expect the adoption of FIN 45 to have a material impact on the Company's financial position or results of operations.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123 ("SFAS No. 148")." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operation.

(3)    ACCOUNTS RECEIVABLE

       Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of each balance sheet date. These amounts are billed and generally collected within one year.

       Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled $68,000 and $100,000 at December 31, 2002 and 2001, respectively. All other accounts receivable are expected to be collected within one year.

       All contracts with United States government agencies have been audited through December 1999. The Company has not incurred significant losses as a result of government audits.

(4)    INVENTORIES

       Inventories consist of the following:                  December 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------
             Raw materials                            $    662,384  $    859,114
             Work in process                             1,324,345       365,337
             Finished goods                                233,858            --
                                                      ------------  ------------
                                                      $  2,220,587  $  1,224,451
                                                      ============  ============

(5)    ACCRUED LIABILITIES

       Accrued liabilities include the following:             December 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------
             Accrued payroll and payroll taxes        $    435,119  $    296,352
             Accrued federal and state income tax          224,000            --
             Accrued other                                 957,446     1,007,947
                                                      ------------  ------------
                                                      $  1,616,565  $  1,304,299
                                                      ============  ============

(6)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following:
                                                              December 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------  ------------
             Machinery and equipment                  $ 10,859,235  $ 11,780,785
             Furniture and fixtures                      2,956,690     2,892,593
             Leasehold improvements                      1,664,911     1,653,258
             Construction in progress                      123,973        69,840
                                                      ------------  ------------
                                                      $ 15,604,809  $ 16,396,476
                                                      ============  ============

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


(7)    OTHER ASSETS

       Included in Other Current Assets in 2002 and Other Assets in 2001 is an escrow account used as a pledge established to secure payment of the Company's obligations to Stratos Lightwave, Inc. ("Stratos"), the purchaser of the Company's Optoelectronics Business. In February 2003, the Company, Methode Electronics, Inc. and Stratos concluded a settlement of all outstanding claims between them, which involved the payment of most of the disputed escrow funds to the Company. The Company subsequently reclassed the escrow amount from Other Current Assets to Other Assets as of December 31, 2002.

(8)    NOTES PAYABLE AND CREDIT ARRANGEMENTS

       To date, the Company has been able to fund its operating cash requirements using proceeds from sales of assets, operations and available lines of credit. On July 25, 2000, the Company entered into a new revolving credit agreement (the "Agreement") with Silicon Valley Bank. The Agreement was amended in January 2002 in connection with the Company's inability to satisfy certain financial covenants, and the line of credit was extended until April 2002. The Company has negotiated an amendment to extend the agreement until April 23, 2003. The Company is in the process of reviewing its options and anticipates extending the current line of credit. The agreement provides for a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provides the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The line of credit is secured by all assets of the Company. At December 31, 2002 and 2001, interest on the line of credit was at the Bank's prime rate plus 1/2 percent (4.25% in 2002 and 5.25% in 2001). The line of credit contains covenants including provisions relating to profitability and net worth. The Company was in compliance with all such covenants as of December 31, 2002. Borrowings on the line of credit are classified as current liabilities. As of December 31, 2002, the Company had no outstanding debt under this revolving credit facility.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital and available lease arrangements. Cash and cash equivalents increased $2,216,000 to $7,799,000 at December 31, 2002 from $5,583,000 at December 31, 2001. To date, there are no material commitments by the Company for capital expenditures. At December 31, 2002, the Company's retained earnings were $2,461,000, compared to retained earnings of $225,000 as of December 31, 2001. Working capital as of December 31, 2002 increased 47% to $10,524,000, compared to $6,759,000 as of December 31, 2001.

(9)    STOCK COMPENSATION PLANS

       The Company has two employee stock option plans: the 1985 Incentive Stock Option Plan, and the 1996 Equity Incentive Plan. Both plans were approved by stockholders. These plans provide that the Board of Directors may grant options to purchase the Company's common stock to key employees of the Company. Incentive options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The exercise price of options is determined by the Board of Directors. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

       Through December 31, 2002, the Company has outstanding under its 1996 Equity Incentive Plan, non-qualified stock options held by the unaffiliated directors of the Company for the purchase of common stock at an average price of $4.61 per share. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company may no longer award options under any plans other than the 1996 Equity Incentive Plan.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


       A summary of the activity of these plans follows:
                                                                    Weighted
                                                        Number       Average
                                                       of Shares  Exercise Price
                                                       ---------  --------------

             Outstanding, December 31, 1999              598,712      $3.01
                  Granted                                330,244      $2.91
                  Exercised                             (149,542)     $1.83
                  Canceled                              (189,544)     $3.73
                                                       ---------  --------------

             Outstanding, December 31, 2000              589,870      $2.99
                  Granted                                 25,000      $5.72
                  Exercised                              (50,836)     $1.97
                  Canceled                               (31,874)     $2.96
                                                       ---------  --------------

             Outstanding, December 31, 2001              532,160      $3.19
                  Granted                                269,750      $3.80
                  Exercised                              (23,000)     $2.08
                  Canceled                               (75,200)     $2.98
                                                       ---------  --------------
             Options Outstanding at December 31, 2002    703,710      $3.48
                                                       =========  ==============
             Options Exercisable at December 31, 2002    276,538      $3.37
                                                       =========  ==============

       The following table summarizes information about stock options outstanding at December 31, 2002:

                             Options Outstanding                              Options Exercisable
                 -------------------------------------------------        ----------------------------
                               Weighted Average                                           Weighted
   Range of         Number        Remaining       Weighted Average          Number         Average
Exercise Price   Outstanding   Contractual Life    Exercise Price         Exercisable   Exercise Price
--------------   -----------   ----------------   ----------------        -----------   --------------
$1.32 to $1.98       102,951       7.7 years            $1.76                  75,651        $1.75
$1.99 to $2.64       143,696       9.3 years            $2.48                  77,024        $2.47
$2.65 to $3.30        35,000       9.8 years            $2.84                   6,000        $3.00
$3.31 to $3.96       294,663       8.9 years            $3.88                  45,413        $3.78
$3.97 to $5.95        77,400       7.9 years            $4.05                  37,450        $4.04
$5.96 to $7.28        20,000      10.7 years            $6.05                   5,000        $6.05
$7.29 to $7.94        30,000       5.2 years            $7.94                  30,000        $7.94
                 -----------                                              -----------
                     703,710       8.6 years            $3.48                 276,538        $3.37
                 ===========                                              ===========

       There were 834,305 shares reserved for issuance under all plans at December 31, 2002.

(10)   SALE OF A LICENSE

       In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc., a wholly owned subsidiary of C.R. Bard, Inc., in exchange for $5 million upon the execution of the agreement, with another $5 million due no later than 18 months after signing, subject to certain contingencies, and another $6 million upon achievement of certain milestones by Bard Access Systems. The Company recorded a net gain of $4,465,000 from the proceeds received in 2002, after reduction of direct costs, and has been recorded as a component of other income in the accompanying statements of operations. The Company will record any additional payments as other income when received. In addition, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


(11)   INCOME TAXES

       Total income tax expense for the year were allocated as follows:

       To income on continuing operations                            $  332,000
       To stockholders' equity                                         (225,000)
                                                                     ----------
       Total income taxes                                            $  107,000
                                                                     ==========

       A summary of the components of income tax expense (benefit) attributable to continuing operations is as follow:

                                                          2002
                                         --------------------------------------
                                           Current      Deferred        Total
                                         ----------    ----------    ----------
       Federal                           $  372,000    $ (116,000)   $  256,000
       State                                 76,000            --        76,000
                                         ----------    ----------    ----------
       Total                             $  448,000    $ (116,000)   $  332,000
                                         ==========    ==========    ==========

                                                          2001
                                         --------------------------------------
                                           Current      Deferred        Total
                                         ----------    ----------    ----------
       Federal                           $  (20,000)           --    $  (20,000)
       State                                  7,000            --         7,000
                                         ----------    ----------    ----------
       Total                             $  (13,000)           --    $  (13,000)
                                         ==========    ==========    ==========

                                                          2000
                                         --------------------------------------
                                           Current      Deferred        Total
                                         ----------    ----------    ----------
       Federal                           $ (603,619)           --    $ (603,619)
       State                                  6,000            --         6,000
                                         ----------    ----------    ----------
       Total                             $ (597,619)           --    $ (597,619)
                                         ==========    ==========    ==========


       The reconciliation between the amount computed by applying the United States federal statutory tax rate of 34% to pretax income and the actual provision for income taxes follows:

                                            2002          2001          2000
                                         ----------    ----------    ----------
Income tax expense (benefit) at
  statutory rate                         $  896,000    $ (721,477)   $ (475,282)
State income taxes net of federal
  income tax benefit                         51,000         4,620         3,960
Increase (decrease) in valuation
  allowance related to income tax expense  (745,000)      674,065       234,658
Permanent differences                        15,000        12,701        12,152
Utilization of tax credit carryforwards          --            --      (337,619)
Expiration of foreign tax credits            41,000            --            --
Other                                        74,000        17,091        36,488
                                         ----------    ----------    ----------
Total                                    $  332,000    $  (13,000)   $ (597,619)
                                         ==========    ==========    ==========

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                       2002              2001              2000
                                                                   ------------      ------------      ------------
       Deferred tax assets:
            Charitable contributions                               $         --      $      4,205      $      2,965
            Accounts receivable                                         160,000            68,673            45,834
            Accruals                                                    257,000           186,981           187,856
            Inventories                                                  59,000            77,137           160,355
            Federal and state net operating loss carryforwards               --           969,462           536,460
            General business credit carryforwards                            --             7,000                --
            Alternative minimum tax credit carryforwards                226,000           342,000           322,956
            Property and equipment                                       84,000                --                --
            Foreign tax credit                                           18,000            52,000            50,578
                                                                   ------------      ------------      ------------
                   Total gross deferred tax assets                      804,000         1,707,458         1,307,004

            Valuation allowance                                        (688,000)       (1,638,493)       (1,155,428)
       Deferred tax liabilities:
            Property and equipment                                           --           (68,965)         (151,576)
                                                                   ------------      ------------      ------------
                   Total gross deferred tax liabilities                      --           (68,965)         (151,576)
                                                                   ------------      ------------      ------------
                   Net deferred tax assets                         $    116,000      $         --      $         --
                                                                   ============      ============      ============

       The net change in the total valuation allowance for the periods ended December 31, 2002 and 2001 was an decrease of $950,493 and an increase of $743,065, respectively.

       At December 31, 2002, the Company also had $226,000 in alternative minimum tax credits to offset future taxable income with no expiration date.

(12)   COMMITMENTS

       The Company subleases the majority of its Bedford, Massachusetts facility from a company that leases the building from a Trust; the principal beneficiary of the Trust is the Chairman of the Board of Directors, Chief Executive Officer, President and principal stockholder of the Company. The sublease originally was for a period of ten years, after which the Company exercised its options to extend for additional five-year periods expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked with the Consumer Price Index. Total rent expense under this lease was $1,024,000, $999,000 and $955,000 in 2002, 2001 and 2000, respectively. The Company has entered into a sublease with Stratos, the purchaser of its optoelectronics business. The sublease expires on November 30, 2005. The purchaser subleases approximately 29% of the total facility.

       The Company has also entered into other noncancelable operating leases. Total rent expense charged for these noncancelable leases was $139,000, $129,000, and $142,000 in 2002, 2001 and 2000, respectively.

       Future minimum lease payments under operating leases is as follows:

            2003                                                   $  1,105,000
            2004                                                      1,126,000
            2005                                                      1,045,000
            2006                                                        120,000
                                                                   ------------
                                                                   $  3,396,000
                                                                   ============

       Future minimum sublease income under operating leases is as follows:

            2003                                                   $    293,000
            2004                                                        293,000
            2005                                                        268,000
                                                                   ------------
                                                                   $    854,000
                                                                   ============

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


       On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term. BPS has the right to repossess the equipment should the Company not purchase its committed quantity. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $8,978 during the year ended December 31, 2002. The Company is currently negotiating with BPS to include purchases other than solar cells to reduce the purchase discount.

(13)   PROFIT SHARING PLAN

       In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. In the year ended December 31, 2000, the Company contributed shares of its Common Stock in an amount equal to 40% of the employee's contribution up to a maximum of 15% of the employee's cash compensation. During the third and fourth quarters of 2001 and for the year 2002, the Company temporarily suspended the 401(k) Plan matching contributions. Expense recognized under the plan in 2002, 2001 and 2000 was $0, $65,000 and $93,000, respectively.

(14)   EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of diluted earnings (loss) per share computations for the year ended December 31:

                                                                           2002         2001         2000
                                                                        ----------   ----------   ----------
Weighted average number of common shares outstanding                     6,755,660    6,690,933    6,628,667
Add net additional common shares upon exercise of common stock options      92,288           --           --
                                                                        ----------   ----------   ----------
    Adjusted weighted average common shares outstanding                  6,847,948    6,690,933    6,628,667
                                                                        ==========   ==========   ==========

       At December 31, 2002, 2001 and 2000, 611,422, 532,148 and 589,858 shares, respectively of common stock issuable under stock options, were not included in the calculation of diluted earnings per share because their effects would be antidilutive.

(15)   LEGAL MATTERS

       In May 1985, Electronics Space Systems Corporation ("ESSCO") sued the Company in Middlesex Superior Court, Massachusetts to recover for alleged breach of contract, breach of implied covenant of good faith dealing and related claims in connection with ESSCO's allegation that the Company had violated certain contractual obligations and a partnership agreement for marketing photovoltaic products in China and certain other markets. The Company denied liability and filed counterclaims against ESSCO. In a trial on liability, a jury found that both the Company and ESSCO were liable for certain conduct. After further proceedings, including a separate trial on damages, and the filing of a number of motions, the court entered judgment in 2002 in favor of ESSCO against the Company for $301,000 plus interest. The court also entered judgment in favor of the Company against ESSCO for $228,500 plus interest. Both the Company and ESSCO filed notices of appeal. The parties have recently negotiated a settlement agreement that the Company expects to sign soon. As part of this settlement, the Company will make a single payment of $135,000 to ESSCO, which is accrued as of December 31, 2002. Both parties will request the court to dismiss all other claims.

       The Company has been named as a defendant in 69 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. Cases involving the same basic fact situation pending in United States District Court in Nebraska (and subsequently consolidated with other cases in Minnesota) and in Nevada were dismissed in 2002 on jurisdictional grounds. The plaintiffs seek damages in amounts that are not quantified at this time. The Company believes it has adequate liability insurance coverage for protection against adverse results of this litigation.

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000


       In October 2001, Stratos Lightwave, Inc. ("Stratos") and Bandwidth Semiconductor, LLC ("Bandwidth") commenced litigation against the Company in the Circuit Court for Cook County, Illinois alleging various claims arising out of an Asset Purchase Agreement dated November 18, 1999 ("Agreement") between the Company, Methode Electronics, Inc. ("Methode") and Methode Massachusetts, Inc. ("MMI"). Pursuant to the Agreement, the Company transferred the assets and certain liabilities of the Company's optoelectronics business to MMI's transferee, now known as Bandwidth. Methode transferred its rights and obligations under the Agreement to its subsidiary, Stratos, which subsequently was spun off as an independent public company. Stratos and Bandwidth claimed that the Company misrepresented certain facts including the value of certain contracts and the financial condition of the optoelectronics business. Stratos and Bandwidth alleged damages in excess of $500,000 and sought declaratory relief under an escrow agreement with LaSalle Bank to satisfy their claims. The escrow account had been established as security for payment of the Company's obligations to Methode under the Agreement. In November 2001, the Company filed a lawsuit against Methode, Stratos and Bandwidth in Middlesex Superior Court in Massachusetts. The Company alleged that Stratos had made unlawful claims against the funds in escrow, which in turn had resulted in the bank's refusal to pay the Company over $600,000 of the escrow funds. In February 2003, the Company, Methode and Stratos concluded a settlement of all outstanding claims between them, which involved the payment of most of the disputed escrow funds to the Company.

(16)   OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                               Solar             Solar                                                                   Total
                             Equipment          Systems         Biomedical       Biophotonics          Other            Company
                           ------------      ------------      ------------      ------------      ------------      ------------
December 31, 2002
-----------------
Net sales and revenues     $  4,059,331      $  4,119,299      $  6,096,367      $    547,212      $         --      $ 14,822,209
Earnings (loss) from
  operations                 (1,091,744)          246,836        (1,032,137)          (37,666)                         (1,914,711)
Identifiable assets           1,698,601         4,309,636         2,374,982           158,617         9,230,274        17,772,110
Capital expenditures             13,873            12,891           122,437                --            21,762           170,963
Depreciation                     97,333           277,024           211,328             3,846           174,723           764,254

December 31, 2001
-----------------
Net sales and revenues     $  5,798,593      $  3,686,039      $  4,004,607      $    662,549      $         --      $ 14,151,788
Loss from operations           (590,978)         (926,803)         (699,780)         (144,863)               --        (2,362,424)
Identifiable assets           2,075,469         3,170,373         2,305,785           292,749         6,980,269        14,814,645
Capital expenditures             16,925         1,501,362            17,918            13,637            27,578         1,577,420
Depreciation                     60,166            99,928           121,816             2,880           215,738           500,528

December 31, 2000
-----------------
Net sales and revenues     $  5,057,200      $    848,464      $  4,315,393      $  2,663,572      $         --      $ 12,884,629
Earnings (loss) from
  operations                   (863,584)         (683,827)         (622,209)          290,140                --        (1,879,480)
Identifiable assets           3,595,536         1,015,909         2,010,025         1,145,115         8,675,782        16,442,367
Capital expenditures            151,636            35,211           176,467            12,410           208,712           584,436
Depreciation                     83,650             2,418           136,010             2,944           194,689           419,711

       The following table shows net sales and revenues by geographic area (based on customer location):

                                             2002          2001          2000
                                         -----------   -----------   -----------
       Foreign                           $ 2,574,000   $ 3,726,000   $ 2,577,000
       United States                      12,248,000    10,426,000    10,308,000
                                         -----------   -----------   -----------
                                         $14,822,000   $14,152,000   $12,885,000
                                         ===========   ===========   ===========

                       SPIRE CORPORATION AND SUBSIDIARIES

                        DECEMBER 31, 2002, 2001 AND 2000

       During 2002, the Company's operations were focused on two primary business areas: Spire Solar, Inc. (comprised of two business units, Solar Equipment and Solar Systems) and Spire Biomedical, Inc. (comprised of Biomedical and Biophotonics). Both business areas (Spire Solar, Inc. and Spire Biomedical, Inc.) operated out of the Company's facility in Bedford, Massachusetts. Beginning in 2000, Solar Systems operated out of Chicago.

       The Solar Equipment business unit develops, manufactures and markets photovoltaic module manufacturing equipment and production lines. The Solar Systems business unit began operations in 2000 and is currently limited to operations in the City of Chicago. This business unit manufactures and delivers complete photovoltaic systems. Spire Biomedical specializes in surface engineering to improve the performance of medical devices such as orthopedic implants, stents, catheters and vascular grafts. Spire Biomedical also markets two hemodialysis catheter devices for the treatment of chronic kidney disease. In research and development programs, Biophotonics has developed a strong intellectual property estate in biotechnology surface engineering, optoelectronics and photovoltaics, as well as proprietary surface treatments for medical implants.

       Each business unit is individually managed and has separate financial results that are reviewed by the Board of Directors, Chief Executive Officer, and the executive officer of each operating division.

       Earnings (loss) from operations is net sales less cost of sales, selling, general and administrative expenses, but is not affected either by non-operating income or by income taxes. Non-operating income consists of net interest income and in 2002 a gain on sale of a license. In calculating earnings from operations for individual business units, substantial administrative expenses incurred at the operating level that are common to more than one segment are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

       Revenues from contracts with United States government agencies for the years ended December 31, 2002, 2001 and 2000 were $2,482,000, $1,985,000 and
$4,098,000 or 17%, 14% and 32% of consolidated net sales and revenues, respectively. In 2002, 2001 and 2000, export revenues were $2,574,000, $3,726,000 and $2,577,000, respectively, or 17%, 26% and 20% of consolidated net sales and revenues, respectively.

(17)   QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following is a summary of the consolidated quarterly results for the years ended December 31, 2002 and 2001:

                                                                       2002
                                                                 Three Months Ended
                                             ---------------------------------------------------------
                                               March 31        June 30     September 30    December 31
                                             ------------   ------------   ------------   ------------
       Net sales and revenues                $  3,326,517   $  4,561,451   $  4,196,674   $  2,737,567
       Costs and expenses                       3,934,247      4,570,009      4,162,616      4,070,051
       Gain on sale of a license                       --             --             --      4,464,929
       Earnings (loss) before income taxes       (607,730)        (8,558)        34,058     (1,332,484)
       Income tax expense (benefit)                    --            100           (100)       332,000
       Net income (loss)                         (604,692)         1,441         35,379      2,804,521
       Earnings (loss) per share                    (0.09)          0.00           0.00           0.42


                                                                       2001
                                                                 Three Months Ended
                                             ---------------------------------------------------------
                                               March 31        June 30     September 30    December 31
                                             ------------   ------------   ------------   ------------
       Net sales and revenues                $  3,219,870   $  2,964,299   $  3,889,408   $  4,078,211
       Costs and expenses                       3,903,315      3,801,420      4,203,416      4,606,061
       Loss before income taxes                  (603,491)      (777,124)      (277,296)      (518,079)
       Income tax expense (benefit)                    --        (79,998)            --         67,000
       Net income                                (603,491)      (697,126)      (277,296)      (585,079)
       Loss per share                               (0.09)         (0.10)         (0.04)         (0.09)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
         None.



                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

         Information concerning the directors and executive officers of the Company is set forth under "Election of Directors" and "Executive Officers" in the Proxy Statement for the Special Meeting in Lieu of 2003 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

         Information concerning executive compensation is set forth under "Compensation of Officers and Directors" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
---------------------------------------------------------------------------
         RELATED SHAREHOLDER MATTERS
         ---------------------------

         Information concerning security ownership of certain beneficial owners and management is set forth under "Ownership of Securities" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         Information concerning certain relationships and related transactions is set forth under "Other Transactions and Relationships" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(1)      EXHIBITS

         The following Exhibits are either filed herewith or are incorporated by reference as may be indicated.

         3(a)  Articles of Organization as amended, incorporated by reference to
               Exhibit 3(a) to the Company's Form 10-QSB for the quarter ended June 30, 1997

         3(b) By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1989

         10(a) Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated November 25, 1985, incorporated by reference to Exhibit 10(a) to the Company's Form 10-K for the year ended December 31, 1985 ("1985 10-K")

         10(b) Amendment to Sublease Agreement with Millipore Corporation as landlord for facility at Bedford, Massachusetts dated December 30, 1999, incorporated by reference to Exhibit 10(b) to the Company's Form 10-KSB for the year ended December 31, 1999 ("1999 10-KSB")

         10(c) Sublease Agreement with Methode Electronics, Inc. as tenant for a portion of the facility at Bedford, Massachusetts dated December 29, 1999, incorporated by reference to Exhibit 10(c) to the 1999 Form 10-KSB

         10(d) Asset Purchase Agreement dated as of November 18, 1999 with
               Methode Electronics, Inc. and Methode Massachusetts, Inc., incorporated by reference to Exhibit 1 to the Company's Form 8-K dated December 29, 1999

         10(e) Employment Agreement with Roger G. Little dated as of January 1,
               2002, incorporated by reference to Exhibit 10(e) to the Company's Form 10-KSB for the year ended December 31, 2001 ("2001 10-KSB")

         10(f) Deferred Compensation Plan with Roger G. Little dated as of
               January 1, 2002, incorporated by reference to Exhibit 10(f) to 2001 Form 10-KSB

         10(g) Spire Corporation 1985 Incentive Stock Option Plan incorporated by reference to Exhibit 10(d) to the Company's Form 10-K for the year ended December 31, 1984 ("1984 10-K")

         Employee and Director Benefit Plans
         -----------------------------------

         10(h) Spire Corporation 401(k) Profit Sharing Plan, including Adoption
               Agreement, incorporated by reference to Exhibit 10(e) to the 1984 10-K

         10(i) Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Exhibit 99 to Registration Statement 333-22223, filed February 21, 1997

         11 Statement Regarding Computation of Per Share Earnings (Loss) (filed herewith)

         21    Subsidiaries of the Registrant (filed herewith)

         23(a) Accountants' Consent (filed herewith)

         99(a) Certifications of the Chairman of the Board, Chief Executive
               Officer and President pursuant to 18 U.S.C. ss.1350 (filed herewith)

         99(b) Certifications of the Financial Controller, Treasurer, and
               Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss. 1350 (filed herewith)

(2)      REPORTS ON FORM 8-K

         There were two reports on Form 8-K filed by the Registrant in the fourth quarter of 2002, as follows:

         October 22, 2002, Item 5 Other Events and Item 7 Financial Statements and Exhibits: Exhibit 99 News Release of the Company dated October 22, 2002; and

         December 13, 2002, Item 5 Other Events and Item 7 Financial Statements and Exhibits: Exhibit 99 Unaudited Balance Sheet dated October 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

         Within 90 days of the filing of this Form 10-KSB, an evaluation was carried out under the supervision and with the participation of our management, including the Chairman of the Board, Chief Executive Officer and President; and the Financial Controller, Treasurer, and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-KSB, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms. Based on that evaluation, the Chairman of the Board, Chief Executive Officer and President; and the Financial Controller, Treasurer, and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

         There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                      11-K

         Supplemental Information Pursuant to Rule 15d-21 Regarding Annual Report of Employee Benefit Plans for the fiscal year ended December 31, 2002.

                  Spire Corporation 401(k) Profit Sharing Plan
                              Financial Statements
                        as of December 31, 2002 and 2001
                        and for Each of the Years in the
                    Three-year Period Ended December 31, 2002
                                      with
                          Independent Auditors' Report

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                                TABLE OF CONTENTS





Independent Auditors' Report ................................................41



Financial Statements:

     Statements of Net Assets Available for Benefits  .......................42

     Statements of Changes in Net Assets Available for Benefits  ............43

     Notes to Financial Statements  .........................................44

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                          INDEPENDENT AUDITORS' REPORT




To the Trustees
Spire Corporation 401(k) Profit Sharing Plan
Bedford, Massachusetts


       We have audited the accompanying statements of net assets available for benefits of Spire Corporation 401(k) Profit Sharing Plan (the "Plan") as of December 31, 2002 and 2001, and the related statements of changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 2002 and 2001, and the changes in net assets available for benefits for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

CARLIN, CHARRON & ROSEN LLP

Worcester, Massachusetts
March 13, 2003

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                 STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS
                           DECEMBER 31, 2002 AND 2001






                                                     2002             2001
                                                 ------------     ------------
Assets

Investments:
    At fair value:
       Common stock - Spire Corporation          $    760,286     $  1,232,852
       Mutual funds                                 2,861,969        3,906,049
       Participant loans                              115,610          134,604

    At contract value:
       Hartford Fixed Income Fund                     292,689          257,842
                                                 ------------     ------------
                                                    4,030,554        5,531,347
                                                 ------------     ------------

Participant contributions receivable                   16,954           18,785
                                                 ------------     ------------
Cash                                                       --               77
                                                 ------------     ------------

Total assets                                     $  4,047,508     $  5,550,209
                                                 ============     ============

Total assets available for benefits              $  4,047,508     $  5,550,209
                                                 ============     ============







                 See accompanying notes to financial statements.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

           STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000





                                                    2002              2001              2000
                                                ------------      ------------      ------------
Additions to net assets attributed to:
    Investment income:
       Interest and dividends                   $     35,444      $     61,387      $     70,928
       Interest on loans                               9,086            11,191            11,890
       Net appreciation (depreciation) in
        fair value of investments                 (1,066,506)         (946,082)          399,956
                                                ------------      ------------      ------------
                                                  (1,021,976)         (873,504)          482,774
                                                ------------      ------------      ------------
    Contributions:
       Employer                                           --            64,660           116,872
       Participant                                   280,245           301,409           290,898
                                                ------------      ------------      ------------
                                                     280,245           366,069           407,770
                                                ------------      ------------      ------------

Total additions                                     (741,731)         (507,435)          890,544
                                                ------------      ------------      ------------

Deductions from net assets attributed to:
    Benefits paid to participants                    759,375           321,281         1,748,173
    Administrative charges                             1,595               830                --
                                                ------------      ------------      ------------
       Total deductions                              760,970           322,111         1,748,173
                                                ------------      ------------      ------------

Net decrease                                      (1,502,701)         (829,546)         (857,629)

Net assets available for plan benefits:
    Beginning of year                              5,550,209         6,379,755         7,237,384
                                                ------------      ------------      ------------
    End of year                                 $  4,047,508      $  5,550,209      $  6,379,755
                                                ============      ============      ============




                 See accompanying notes to financial statements.

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

(1)    PLAN DESCRIPTION

       The following description of the Spire Corporation 401(k) Profit Sharing Plan (the "Plan") provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

       GENERAL

       The Plan is a defined contribution plan covering all employees of Spire Corporation (the "Company") who have completed three months of service and are age twenty-one or older. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

       CONTRIBUTIONS

       Each year, participants may contribute up to 17.5 percent of pre-tax annual compensation, as defined in the Plan. Participants may also contribute amounts representing distributions from other qualified defined benefit or defined contribution plans. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers the Company's common stock, sixteen mutual funds and a minimum interest guarantee fund as investment options for participants. The Company may contribute, at the discretion of the board of directors, a matching contribution up to 40% of the first 15% of base compensation that a participant contributions to the Plan. The Company match was in effect from January 1, 2000 through June 30, 2001, at which time it was discontinued through the end of 2002. The Company's matching contribution is invested directly in Company common stock. The Company may also make a profit sharing contribution. Contributions are subject to certain limitations.

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

       PARTICIPANT LOANS

       Participants may borrow from their fund accounts a minimum of $1,000 up to a maximum equal to $50,000 or 50% of their account balance, whichever is less. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rates as determined by the plan administrator. Interest rates range from 5.75% to 10.5%. Principal and interest are repaid through payroll deductions.

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

                           DECEMBER 31, 2002 AND 2001


       ADMINISTRATIVE COSTS

       Except for loan fees, which are charged against the borrowers' accounts, administrative costs of the Plan are paid by the Company.

       FORFEITED ACCOUNTS

       At December 31, 2002, forfeited nonvested accounts totaled $17,667. These amounts will be used to reduce future employer contributions. In 2000, forfeited nonvested accounts of $60,613 were used to reduce employer contributions.

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

       PAYMENT OF BENEFITS

       Benefits are recorded when paid.

(3)    INVESTMENTS

       Investments that represent 5% or more of the Plan's net assets are as follows:
                                                              December 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------
       Mutual funds
           Franklin California Growth Fund              $  833,760   $1,083,943
           Oppenheimer Quest Opportunity Value Fund        925,599    1,292,946
           American Europacific Growth Fund                     --      282,019
           American Washington Mutual Investors Fund       279,048      479,934
           Hartford Fixed Income Fund                      292,689           --
       Common stock
           Spire Corporation                               760,286    1,232,852


       The Plan's investments (including investments bought, sold, and held during the year) appreciated (depreciated) in value as follows:

                                   ============================================
                                              Year Ended December 31,
                                   --------------------------------------------
                                       2002            2001            2000
                                   ------------    ------------    ------------
       Mutual funds                $   (754,201)   $   (589,358)   $   (167,747)
       Common stock                    (312,305)       (356,724)        567,703
                                   ------------    ------------    ------------
                                   $ (1,066,506)   $   (946,082)   $    399,956
                                   ============    ============    ============

                  SPIRE CORPORATION 401(K) PROFIT SHARING PLAN

                           DECEMBER 31, 2002 AND 2001


(4)    NONPARTICIPANT-DIRECTED INVESTMENTS

       Information about the net assets and the significant components of the changes in net assets relating to the nonparticipant-directed investments as follows:

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
       Net assets:
          Common stock - Spire Corporation         $    745,063    $  1,216,274
                                                   ============    ============


                                              Year ended December 31,
                                   --------------------------------------------
                                       2002            2001            2000
                                   ------------    ------------    ------------
       Changes in net assets:
          Contributions            $         --    $     78,466    $    123,444
          Benefits paid to
             participants              (164,562)        (81,214)       (407,761)
          Transfers from (to)
             participant-directed
             investment                      --         (15,421)         10,920
          Net appreciation
             (depreciation)            (306,649)       (350,495)        555,470
                                   ------------    ------------    ------------
                                   $   (471,211)   $   (368,664)   $    282,073
                                   ============    ============    ============

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

                                SPIRE CORPORATION

                                By: /s/ Roger G. Little            April 9, 2003
                                    -------------------
                                    Roger G. Little
                                    Chairman of the Board, Chief
                                    Executive Officer, and President


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                           Title                         Date
---------------------------     ------------------------------     -------------

/s/ Roger G. Little             Chairman of the Board,             April 9, 2003
---------------------------     Chief Executive Officer
Roger G. Little                 and President


/s/ Gregory G. Towle            Financial Controller,              April 9, 2003
---------------------------     Treasurer, and Principal
Gregory G. Towle                Financial and Accounting Officer


/s/ Udo Henseler                Director                           April 9, 2003
---------------------------
Udo Henseler


/s/ David R. Lipinski           Director                           April 9, 2003
---------------------------
David R. Lipinski


/s/ Michael J. Magliochetti     Director                           April 9, 2003
---------------------------
Michael J. Magliochetti


/s/ Guy L. Mayer                Director                           April 9, 2003
---------------------------
Guy L. Mayer


/s/ Roger W. Redmond            Director                           April 9, 2003
---------------------------
Roger W. Redmond


/s/ John A. Tarello             Director                           April 9, 2003
---------------------------
John A. Tarello


/s/ Anthony G. Viscogliosi      Director                           April 9, 2003
---------------------------
Anthony G. Viscogliosi

                                  EXHIBIT INDEX








Exhibit                            Description
-------                            -----------

11        Statement Regarding Computation of Per Share Earnings (Loss)

21        Subsidiaries of the Registrant

23(a)     Accountants' Consent

99(a) Certifications of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C.ss.1350

99(b) Certifications of the Financial Controller, Treasurer and Principal Financial and Accounting Officer pursuant to 18 U.S.C.ss.1350