Form 10QSB
period 2003-03-31
SPIRE CORP
filed 2003-05-15
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003; or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to ______________


                         Commission file number: 0-12742


                                SPIRE CORPORATION
                                -----------------
           (Name of small business issuer as specified in its charter)



          MASSACHUSETTS                                     04-2 57335
          -------------                                     ----------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                                Number)


   ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS                01730-2396
   -----------------------------------------                ----------
    (Address of principal executive offices)                (Zip code)


                                 (781) 275-6000
                                 --------------
                (Issuer's telephone number, including area code)


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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,756,660 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 1, 2003.


     Transitional Small Business Disclosure Format (Check One):  Yes [_]  No [X]
================================================================================

                                SPIRE CORPORATION
                                   FORM 10-QSB
                        FOR THE YEAR ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements   ...........................................  1
Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations  ...............  6
Item 3.   Legal Proceedings  ............................................... 10
Item 4.   Controls and Procedures  ......................................... 10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  ................................ 11

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 MARCH 31,       DECEMBER 31,
                                                                   2003              2002
                                                               ------------      ------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                   $  7,487,808      $  7,798,716
   Restricted cash                                                   29,857              --
                                                               ------------      ------------
      Total cash                                                  7,517,665         7,798,716
                                                               ------------      ------------
   Accounts receivable, trade:
      Amounts billed                                              3,124,833         3,574,851
      Retainage                                                      54,958            67,715
      Unbilled costs                                                231,440           634,958
                                                               ------------      ------------
                                                                  3,411,231         4,277,524
      Less allowance for doubtful accounts                         (280,065)         (349,443)
                                                               ------------      ------------
        Net accounts receivable                                   3,131,166         3,928,081
                                                               ------------      ------------

   Inventories                                                    2,318,831         2,220,587
   Deferred tax asset                                               116,000           116,000
   Prepaid expenses and other current assets                        661,137           988,500
                                                               ------------      ------------
        Total current assets                                     13,744,799        15,051,884
                                                               ------------      ------------

Property and equipment                                           15,831,763        15,604,809
   Less accumulated depreciation and amortization               (13,317,102)      (13,132,220)
                                                               ------------      ------------
        Net property and equipment                                2,514,661         2,472,589
                                                               ------------      ------------

Patents (less accumulated amortization, $501,312
 in 2003 and $499,505 in 2002)                                      258,405           241,313
Other assets                                                          8,325             6,324
                                                               ------------      ------------
                                                                    266,730           247,637
                                                               ------------      ------------
                                                               $ 16,526,190      $ 17,772,110
                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                            $  1,649,396      $  1,852,332
   Accrued liabilities                                            1,327,267         1,616,585
   Advances on contracts in progress                              1,081,047         1,058,852
                                                               ------------      ------------
      Total current liabilities                                   4,057,710         4,527,769
                                                               ------------      ------------

   Unearned purchase discount                                     1,465,656         1,469,123

Stockholders' equity
   Common stock, $0.01 par value; shares
     authorized 20,000,000; issued 6,756,660
     shares in 2003 and 6,755,660 shares in 2002                     67,567            67,557
   Additional paid-in capital                                     9,247,726         9,246,421
   Retained earnings                                              1,687,531         2,461,240
                                                               ------------      ------------
      Total stockholders' equity                                 11,002,824        11,775,218
                                                               ------------      ------------
                                                               $ 16,526,190      $ 17,772,110
                                                               ============      ============

      See accompanying notes to condensed consolidated financial statements

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                               2003                2002
                                                           -----------         -----------
Net sales and revenues
    Contract research and service revenues                 $ 1,592,064         $ 1,640,650
    Sales of goods                                           1,367,029           1,685,867
                                                           -----------         -----------
        Total sales and revenues                             2,959,093           3,326,517
                                                           -----------         -----------

Costs and expenses
    Cost of contract research and services                     999,331           1,185,394
    Cost of goods sold                                       1,287,737           1,395,941
    Selling, general and administrative expenses             1,357,066           1,296,694
    Internal research and development                           96,097              56,218
                                                           -----------         -----------
        Total costs and expenses                             3,740,231           3,934,247
                                                           -----------         -----------

Loss from operations                                          (781,138)           (607,730)
                                                                               -----------

Interest income, net                                             7,429               3,038
                                                           -----------         -----------

Loss before income taxes                                      (773,709)           (604,692)
                                                           -----------         -----------

Net loss                                                   $  (773,709)        $  (604,692)
--------                                                   ===========         ===========

Loss per share of common stock - basic and diluted         $     (0.11)        $     (0.09)
--------------------------------------------------         ===========         ===========

Weighted average number of common and common
  equivalent shares outstanding - basic and diluted          6,756,582           6,732,660
                                                           ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------
                                                                               2003                2002
                                                                           -----------         -----------
Cash flows from operating activities:
   Net loss                                                                $  (773,709)        $  (604,692)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                                            186,680             197,631
      Changes in assets and liabilities:
        Accounts receivable, net                                               796,915             249,324
        Inventories                                                            (98,244)            (94,962)
        Prepaid expenses and other current assets                              327,363              (5,483)
        Accounts payable and accrued liabilities                              (492,254)            342,558
        Unearned purchase discount                                              (3,467)               --
        Advances on contracts in progress                                       22,195            (359,151)
                                                                           -----------         -----------
                     Net cash used in operating activities                     (34,521)           (274,775)
                                                                           -----------         -----------

Cash flows from investing activities:
   Additions to property and equipment                                        (226,954)            (63,996)
   Increase in patent costs                                                    (18,890)            (17,197)
   Other assets                                                                 (2,001)             11,329
                                                                           -----------         -----------
                Net cash used in investing activities                         (247,845)            (69,864)
                                                                           -----------         -----------

Cash flows from financing activities:
   Net payments on short-term debt                                                --              (875,000)
   Exercise of stock options                                                     1,315                --
                                                                           -----------         -----------
                Net cash provided by (used in) financing activities              1,315            (875,000)
                                                                           -----------         -----------

Net decrease in cash and cash equivalents                                     (281,051)         (1,219,639)

Cash and cash equivalents and restricted cash, beginning of period           7,798,716           5,582,884
                                                                           -----------         -----------
Cash and cash equivalents and restricted cash, end of period               $ 7,517,665         $ 4,363,245
                                                                           ===========         ===========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                             $    15,478         $    20,095
                                                                           ===========         ===========
      Income taxes                                                         $   435,000         $      --
                                                                           ===========         ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2003

(1) INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

     The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2002.


(2) INVENTORIES

      Inventories consist of the following:
                                                  March 31,     December 31,
                                                    2003            2002
                                                ------------    ------------

     Raw materials                              $    730,268    $    662,384
     Work in process                               1,340,566       1,324,345
     Finished goods                                  247,997         233,858
                                                ------------    ------------
                                                $  2,318,831    $  2,220,587
                                                ------------    ------------

(3) LOSS PER SHARE

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                                                Three Months Ended March 31,
                                                                                ---------------------------
                                                                                    2003           2002
                                                                                ------------   ------------
     Weighted average number of common shares outstanding - basic                  6,756,582      6,732,660
     Add net additional common shares upon exercise of common stock options              --             --
                                                                                ------------   ------------
     Adjusted weighted average common shares outstanding - diluted                 6,756,582      6,732,660
                                                                                ------------   ------------

     At March 31, 2003 and 2002, 214,086 and 124,630 shares of common stock issuable under stock options, respectively, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

(4) OPERATING SEGMENTS AND RELATED INFORMATION

     The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which was adopted in 1998.

                                                Solar          Solar         Spire       Biophotonics       Total
                                              Equipment       Systems      Biomedical    Life Sciences     Company
                                             -----------    -----------    ----------    -------------    ----------
For the Three Months Ended March 31, 2003
-----------------------------------------
Net sales and revenues                        $1,243,361     $     --      $1,635,585       $80,147       $2,959,093

Loss from operations                             (67,313)     (400,442)      (303,501)       (9,882)        (781,138)

For the Three Months Ended March 31, 2002
-----------------------------------------
Net sales and revenues                        $1,155,869     $ 702,971     $1,254,987      $212,690       $3,326,517
Loss from operations                            (142,817)     (290,565)      (171,070)       (3,278)        (607,730)

(5) OTHER INTANGIBLE ASSETS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

     Other intangible assets amounted to $258,405 (net of accumulated amortization of $501,312) and $241,313 (net of accumulated amortization of $499,505) at March 31, 2003 and December 31, 2002, respectively. These intangible assets primarily consist of patents that the Company has been awarded and are amortized over the shorter of their useful lives or their terms, principally five years. There are no expected residual values related to these intangible assets. Estimated fiscal year amortization expense is as follows:

     Year        Amortization Expense
     ----        --------------------

     2003              $ 7,229
     2004               51,489
     2005               48,875
     2006               45,009
     2007               44,448

     Patent costs are capitalized and amortized over five years using the straight-line method. The patent cost is primarily comprised of cost associated with securing and registering a patent.

(6) STOCK-BASED COMPENSATION

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148") which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below.

     The per-share weighted-average fair value of stock options granted during the quarter ended March 31, 2003 and 2002 was $2.46 and $3.50, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
              Expected        Risk-Free     Expected        Expected
     Year   Dividend Yield  Interest Rate  Option Life  Volatility Factor
     ----  ---------------  -------------  -----------  -----------------

     2003         --             3.81%       5 years          83.4%
     2002         --             5.28%       5 years          90.7%

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

                                                            2003         2002
                                                         ---------    ---------
Net loss as reported                                     $(773,709)   $(604,692)
Loss per share of common stock - diluted, as reported    $   (0.11)   $   (0.09)
Net loss pro forma                                       $(859,124)   $(657,103)
Loss per share of common stock - diluted, pro forma      $   (0.13)   $   (0.10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DESCRIBED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002.

Overview
--------

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

Results of Operations
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        2003           2002
                                                      --------       --------

     Net sales and revenues                                100%           100%
     Cost of sales and revenues                             77             78
                                                      --------       --------
        Gross profit                                        23             22
     Selling, general and administrative expenses           46             39
     Internal research and development                       3              2
                                                      --------       --------
        Loss from operations                               (26)           (18)
        Loss before income taxes                           (26)           (18)
                                                      --------       --------
        Net loss                                           (26%)          (18%)
                                                      --------       --------

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002
-------------------------------------------------------------------------------

NET SALES AND REVENUES

     Net sales and revenues decreased $368,000 or 11% for the three months ended March 31, 2003 to $2,959,000, compared to $3,327,000 for the three months ended March 31, 2002. Contract research and service revenues decreased $49,000 or 3% to $1,592,000 for the three months ended March 31, 2003 compared to $1,641,000 for 2002. Sales of goods decreased $319,000 or 19% to $1,367,000 for the three months ended March 31, 2003, compared to $1,686,000 for 2002.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                                 Three Months Ended March 31,
                                               --------------------------------
                                                  2003        2002      %Change
                                               ----------  ----------   -------

     Contract research and service revenues    $1,592,000  $1,641,000     (3%)
     Sales of goods                             1,367,000   1,686,000    (19%)
                                               ----------  ----------
          Net sales and revenues               $2,959,000  $3,327,000    (11%)
                                               ----------  ----------

     The decrease in contract research and service revenues for the three month period ended March 31, 2003 is attributable to a decline in United States government research and development contracts associated with the Company's former Optoelectronics division. The decrease was offset by strong demand for the Company's biomedical processing services. The decrease in sales of goods for the three month period ended March 31, 2003 is primarily due to zero solar systems revenue. During the quarter, the Solar Systems group was unable to secure building permits for its client to enable the delivery of the systems. The Company does not anticipate encountering permit issues in future quarters. The decrease was offset by an increase in revenue associated with the sale of the Company's hemodialysis split-tip catheter, which had not been launched at March 31, 2002.

COST OF SALES AND REVENUES

     The total cost of sales and revenues decreased $294,000 to $2,287,000 to 77% of total net sales and revenues, for the quarter ended March 31, 2003, compared to $2,581,000 or 78% of total net cost of sales and revenues for the quarter ended March 31, 2002. The cost of contract research and service revenues decreased $186,000 to $999,000 decreasing to 63% of related revenues for the three months ended March 31, 2003, compared to $1,185,000 or 72% of related revenues for the three months ended March 31, 2002. The decrease is a result of a shift in mix towards the Company's biomedical processing services. Cost of good sold decreased $108,000 to $1,288,000, and increased to 94% of related sales, for the three months ended March 31, 2003, compared to $1,396,000 or 83% of related sales for the three months ended March 31, 2002. The increase in cost of goods as percentage of related sales is a result of the fixed cost associated with the Company's hemodialysis split-tip catheter.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                        Three Months Ended March 31,
                                                      --------------------------------
                                                         2003      %      2002      %
                                                      ----------  ---  ----------  ---
     Cost of contract research and service revenues    $ 999,000  63%  $1,185,000  72%
     Cost of goods sold                                1,288,000  94%   1,396,000  83%
                                                      ----------       ----------
         Total cost of sales and revenues             $2,287,000  77%  $2,581,000  78%
                                                      ----------       ----------

INTERNAL RESEARCH AND DEVELOPMENT

     Internal research and development for the three months ended March 31, 2003 increased $40,000 or 71% to $96,000, compared to $56,000 for the three months ended March 31, 2002, as the Company continued its investment in the catheter development program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended March 31, 2003 increased $60,000 to $1,357,000, and increased to 46% of sales and revenues, compared to $1,297,000 or 39% of sales and revenues for the three months ended March 31, 2002. The increase in selling, general and administrative expenses as a percentage of sales and revenues are due to lower revenues in 2003 as compared to the three months ended March 31, 2002.

INTEREST

     The Company earned $23,000 of interest income for the quarter ended March 31, 2003, compared to $23,000 of interest income for the quarter ended March 31, 2002. The Company incurred interest expense of $15,000 for the quarter ended March 31, 2003 of which none was capitalized, compared to $20,000 in the first quarter of 2002 of which none was capitalized.

NET LOSS

     The Company reported a net loss for the quarter ended March 31, 2003 of $774,000, compared to a net loss of $605,000 for the quarter ended March 31, 2002. The loss for the quarter is attributed to the Company's continued investment in its catheter product as well as zero revenue for solar systems in the quarter.

Liquidity and Capital Resources
-------------------------------

     To date, the Company has been able to fund its operating cash requirements using proceeds from the licensing of technology, operations, and available lines of credit. At March 31, 2003 the agreement with Silicon Valley Bank provided a $2 million revolving credit facility, based upon eligible accounts receivable requirements. The line of credit provided the Company with resources for general working capital purposes and Standby Letter of Credit Guarantees for foreign customers. The Company had negotiated an amendment to extend the agreement until April 23, 2003. The Company has decided not to renew the line with Silicon Valley Bank. At March 31, 2003 and 2002, interest on the line of credit was at the Bank's prime rate plus 1/2 percent. The line of credit contains covenants including provisions relating to profitability and net worth. The Company was in compliance with all such covenants as of March 31, 2003.

     The Company has entered into a Letter of Credit Agreement with Citizens Bank of Massachusetts. The Agreement provides Standby Letter of Credit Guarantees for foreign customers and is 100% secured with cash. At March 31, 2003, the Company had $30,000 of restricted cash associated with the line of credit. It is the Company's intention to utilize this line while it negotiates and closes on a new revolving credit agreement with Citizens Bank. The Company anticipates closing on the new credit agreement by May 31, 2003.

     The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital. Cash and cash equivalents decreased $281,000 to $7,518,000 at March 31, 2003 from $7,799,000 at December 31, 2002. To date, there are no material commitments by the Company for capital expenditures. At March 31, 2003, the Company's retained earnings were $1,688,000, compared to retained earnings of $2,461,000 as of December 31, 2002. Working capital as of March 31, 2003 decreased 8% to $9,687,000, compared to $10,524,000 as of December 31, 2002.

Recent Accounting Pronouncements
--------------------------------

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company 's adoption of SFAS 146 did not have a material impact on its financial statements.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123" ("SFAS 148"). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operation.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (third quarter of fiscal 2003). The Company does not expect that the adoption of FIN 46 will have a material impact on our results of operations and financial condition.

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

Foreign Exchange Fluctuation
----------------------------

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

Related Party Transactions
--------------------------

     The Company subleases 74,000-square-feet in a building from Mykrolis Corporation, which leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease was $263,000 in 2003. This amount does not take into account rent received by the Company for subleasing approximately 22,000-square-feet of its 74,000-square-feet to the purchaser of the Company's optoelectronics business.

Critical Accounting Policy - Revenue Recognition
------------------------------------------------

     The Company derives its revenues from three primary sources: (1) sales of solar energy manufacturing equipment and solar energy systems; (2) biomedical processing services; and (3) United States government funded research and development contracts.

     The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts (or EXW Factory) basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer-owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with a number of elements, the Company allocates fair value to each element based on rates quoted in the contract and revenue is recognized upon delivery of the element. The Company's biomedical subsidiary performs surface engineering services for various medical device manufacturers on a contractual basis. The Company recognizes revenue as the products are shipped back to the customer. The Company recognizes revenues and estimated profits on long term government contracts on a percentage of completion method of accounting using a cost to cost methodology. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the United States government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of an audit performed by the United States government.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

     The following table summarizes the Company's contractual obligations at March 31, 2003 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                    Payments Due by Period
                                  ---------------------------------------------------------
                                               Less than                             After
    Contractual Obligation           Total      1 Year    1 - 3 Years  4 - 5 Years  5 Years
--------------------------------  ----------  ----------  -----------  -----------  -------
Non-cancelable operating leases   $3,930,000  $1,398,000   $2,416,000    $165,000    $  --

     On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term. As of March 31, 2003, the Company is committed to purchase 23 million solar cells. BPS has the right to repossess the equipment should the Company not purchase its committed quantity or convert into equity of Spire Solar Chicago the initial purchase price of all equipment purchased from the Company. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $3,500 during the quarter ended March 31, 2003. The Company is currently negotiating with BPS to include purchases other than solar cells to reduce the purchase discount.

ITEM 3. LEGAL PROCEEDINGS

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

     The Company has received a written demand from a representative of ATmicro Solar, Ltd. alleging various claims against the Company, including the return of monies which ATmicro paid for certain equipment which ATmicro agreed to purchase from Spire. Spire has responded advising ATmicro that its claims are without merit and that ATmicro's misconduct has caused Spire additional monetary damages.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Spire's principal executive and financial officers have established and are maintaining disclosure controls and procedures that such officers believe are effective. The officers' conclusion is based on their evaluation of the controls and procedures as of March 31, 2003. The officers have designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to them by others within those organizations.

Changes in Internal Controls
----------------------------

     The Company believes that there have not been significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to March 31, 2003, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits
     --------

     99(a) Certifications of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C.ss.1350 (filed herewith)

     99(b) Certifications of the Financial Controller, Treasurer, and Principal Financial and Accounting Officer pursuant to 18 U.S.C. ss. 1350 (filed herewith)

b.   Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed by the Registrant in the quarter ended March 31, 2003.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SPIRE CORPORATION
                                 (Registrant)


Dated: May 15, 2003            By:  /s/ Roger G. Little
                                   -----------------------------------
                                    Roger G. Little
                                    President, Chief Executive Officer and
                                    Chairman of the Board

Dated: May 15, 2003            By:  /s/ Gregory G. Towle
                                   -----------------------------------
                                    Gregory G. Towle
                                    Financial Controller and Treasurer
                                    (Principal Financial and Accounting Officer)