Form 10QSB
period 2003-06-30
SPIRE CORP
filed 2003-08-19
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 2003;

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________________ to _________________

                         Commission file number: 0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)



          MASSACHUSETTS                                     04-2 57335
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

                                ONE PATRIOTS PARK
                        BEDFORD, MASSACHUSETTS 01730-2396
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (781) 275-6000
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


              Securities registered under Section 12(g) of the Act:

      COMMON STOCK, $0.01 PAR VALUE; REGISTERED ON THE NASDAQ STOCK MARKET
--------------------------------------------------------------------------------
                                (Title of class)


        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,765,660 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on July 31, 2003.


        Transitional Small Business Disclosure Format (Check One):
Yes |_| No |X|

================================================================================

                                SPIRE CORPORATION
                                   FORM 10-QSB
                       FOR THE PERIOD ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2003 and
         December 31, 2002 (unaudited) .....................................  1

         Condensed Consolidated Statements of Operations for the Three and
         Six Months Ended June 30, 2003 and 2002 ...........................  2

         Condensed Consolidated Statements of Cash Flows for the Six Months
         Ended June 30, 2003 and 2002 (unaudited) ..........................  3

         Notes to Condensed Consolidated Financial Statements ..............  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  8

Item 3.  Controls and Procedures ........................................... 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 14

Item 2.  Changes in Securities ............................................. 14

Item 3.  Defaults Upon Senior Securities ................................... 14

Item 4.  Submission of Matters to a Vote of Security Holders ............... 14

Item 5.  Other Information ................................................. 14

Item 6.  Exhibits and Reports on Form 8-K .................................. 15


SIGNATURES ................................................................. 16

EXHIBITS

CERTIFICATIONS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2003              2002
                                                                                   ------------      ------------
                                             ASSETS
Current assets
--------------
   Cash and cash equivalents                                                       $ 10,954,398      $  7,798,716
   Restricted cash                                                                      102,857                --
                                                                                   ------------      ------------
      Total cash                                                                     11,057,255         7,798,716
                                                                                   ------------      ------------
   Accounts receivable, trade:
      Amounts billed                                                                  3,019,576         3,574,851
      Retainage                                                                          54,958            67,715
      Unbilled costs                                                                    341,462           634,958
                                                                                   ------------      ------------
                                                                                      3,415,996         4,277,524
      Less allowance for doubtful accounts                                             (318,109)         (349,443)
                                                                                   ------------      ------------
        Net accounts receivable                                                       3,097,887         3,928,081
                                                                                   ------------      ------------

   Inventories                                                                        1,823,905         2,220,587
   Deferred tax asset                                                                   116,000           116,000
   Prepaid expenses and other current assets                                            851,138           988,500
                                                                                   ------------      ------------
        Total current assets                                                         16,946,185        15,051,884
                                                                                   ------------      ------------

Property and equipment                                                               22,872,204        15,604,809
   Less accumulated depreciation and amortization                                   (13,614,619)      (13,132,220)
                                                                                   ------------      ------------
        Net property and equipment                                                    9,257,585         2,472,589
                                                                                   ------------      ------------

Patents (less accumulated amortization, $505,700 in 2003 and $499,505 in 2002)          328,601           241,313
Other assets                                                                              8,325             6,324
                                                                                   ------------      ------------
                                                                                        336,926           247,637
                                                                                   ------------      ------------
                                                                                   $ 26,540,696      $ 17,772,110
                                                                                   ============      ============
                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation unrelated party                     $    390,771      $         --
   Current portion of capital lease obligation related party                            644,199                --
   Accounts payable                                                                   1,723,073         1,852,332
   Accrued liabilities                                                                1,305,618         1,616,585
   Income taxes payable                                                                 957,000                --
   Other current liabilities                                                            464,663                --
   Advances on contracts in progress                                                  1,000,161         1,058,852
                                                                                   ------------      ------------
      Total current liabilities                                                       6,485,485         4,527,769
                                                                                   ------------      ------------

   Long-term portion of capital lease obligation unrelated party                        934,849                --
   Long-term portion of capital lease obligation related party                        3,004,120                --
   Other liabilities                                                                    604,862                --
   Unearned purchase discount                                                         1,465,657         1,469,123

Stockholders' equity
--------------------
   Common stock, $0.01 par value; shares authorized 20,000,000;
      issued 6,761,660 shares in 2003 and 6,755,660 shares in 2002                       67,617            67,557
   Additional paid-in capital                                                         9,258,576         9,246,421
   Retained earnings                                                                  4,719,530         2,461,240
                                                                                   ------------      ------------
      Total stockholders' equity                                                     14,045,723        11,775,218
                                                                                   ------------      ------------
                                                                                   $ 26,540,696      $ 17,772,110
                                                                                   ============      ============

      See accompanying notes to condensed consolidated financial statements

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------      -----------------------------
                                                            2003              2002              2003             2002
                                                        ------------      ------------      ------------     ------------
Net sales and revenues
----------------------
    Contract research and service revenues              $  1,922,671      $  1,725,103      $  3,514,735     $  3,365,753
    Sales of goods                                         1,832,250         2,836,348         3,199,279        4,522,215
                                                        ------------      ------------      ------------     ------------
        Total sales and revenues                           3,754,921         4,561,451         6,714,014        7,887,968
                                                        ------------      ------------      ------------     ------------

Costs and expenses
------------------
    Cost of contract research and services                 1,217,159           970,071         2,216,490        2,160,296
    Cost of goods sold                                     1,722,079         2,177,870         3,009,816        3,568,979
    Selling, general and administrative expenses           1,536,068         1,343,297         2,893,134        2,639,991
    Internal research and development                        284,744            78,771           380,841          134,989
                                                        ------------      ------------      ------------     ------------
        Total costs and expenses                           4,760,050         4,570,009         8,500,281        8,504,255
                                                        ------------      ------------      ------------     ------------

Gain on sale of license                                    5,000,000                --         5,000,000               --

Earnings (loss) from operations                            3,994,871            (8,558)        3,213,733         (616,287)
-------------------------------

Interest income (expense), net                                (5,883)           10,099             1,558           13,137
                                                        ------------      ------------      ------------     ------------

Earnings (loss) before income taxes                        3,988,988             1,541         3,215,291         (603,150)

Income tax expense                                           957,000               100           957,000              100
                                                        ------------      ------------      ------------     ------------

Net earnings (loss)                                     $  3,031,988      $      1,441      $  2,258,291     $   (603,250)
-------------------                                     ============      ============      ============     ============

Earnings (loss) per share of common stock - basic       $       0.44      $       0.00      $       0.33     $      (0.09)
-------------------------------------------------       ============      ============      ============     ============

Earnings (loss) per share of common stock - diluted     $       0.43      $       0.00      $       0.33     $      (0.09)
---------------------------------------------------     ============      ============      ============     ============

Weighted average number of common and common
    equivalent shares outstanding - basic                  6,761,660         6,735,757         6,759,127        6,735,757
                                                        ============      ============      ============     ============

Weighted average number of common and common
    equivalent shares outstanding - diluted                6,994,558         6,868,102         6,867,475        6,735,757
                                                        ============      ============      ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
Cash flows from operating activities:
   Net income (loss)                                                   $  2,258,291      $   (603,250)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                         488,514           398,707
      Gain on sale of license                                            (5,000,000)               --
      Changes in assets and liabilities:
        Accounts receivable, net                                          1,110,633        (1,019,093)
        Inventories                                                         442,899          (662,729)
        Prepaid expenses and other current assets                           213,503            (7,558)
        Accounts payable and accrued liabilities                            116,107         1,295,791
        Unearned purchase discount                                           (3,466)               --
        Other assets                                                         (2,001)            5,812
        Advances on contracts in progress                                   (58,691)          485,769
                                                                       ------------      ------------
              Net cash provided by (used in) operating activities          (434,211)         (106,551)
                                                                       ------------      ------------

Cash flows from investing activities:
   Proceeds from sale of license                                          5,000,000                --
   Additions to property and equipment                                     (411,442)          (87,965)
   Acquisition of business - Note 8                                        (724,969)
   Increase in patent costs                                                 (93,402)         (106,909)
                                                                       ------------      ------------
              Net cash provided by (used in) investing activities         3,770,187          (194,874)
                                                                       ------------      ------------

Cash flows from financing activities:
   Net payments on short-term debt                                               --          (875,000)
   Principal payment of capital lease obligations                           (89,652)               --
   Exercise of stock options                                                 12,215            34,674
                                                                       ------------      ------------
              Net cash provided by (used in) financing activities           (77,437)         (840,326)
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                      3,258,539        (1,141,751)

Cash and cash equivalents and restricted cash, beginning of period        7,798,716         5,582,884
                                                                       ------------      ------------
Cash and cash equivalents and restricted cash, end of period           $ 11,057,255      $  4,441,133
                                                                       ============      ============
Supplemental disclosures of cash flow information:

Non cash financing:
   Capital lease obligation for building                               $  3,700,000      $         --
                                                                       ============      ============
Cash paid during the period for:
   Interest                                                            $     26,663      $     30,238
                                                                       ============      ============
      Income taxes                                                     $    435,000      $        100
                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

1.      DESCRIPTION OF THE BUSINESS

        The Company develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services and devices. The Company is a leading supplier in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in more than 140 factories and in 42 countries. The Company's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices. The Company's biomedical products business markets hemodialysis catheter devices for the treatment of chronic kidney disease. The Company also produces custom compound semiconductor wafers and devices used in biomedical instruments, telecommunications and defense applications.

2.      INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

        The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2002.

3.      INVENTORIES

        Inventories consist of the following:
                                                   June 30,        December 31,
                                                     2003              2002
                                                  ----------        ----------

        Raw materials                             $  787,796        $  662,384
        Work in process                              701,239         1,324,345
        Finished goods                               334,870           233,858
                                                  ----------        ----------
                                                  $1,823,905        $2,220,587
                                                  ----------        ----------

4.      NET EARNINGS (LOSS) PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted net earnings (loss) per share computations for the periods ended:

                                                     Three Months Ended June 30,       Six Months Ended June 30,
                                                     --------------------------        --------------------------
                                                        2003             2002             2003             2002
                                                     ---------        ---------        ---------        ---------
        Weighted average number of common
            shares outstanding - basic               6,761,660        6,735,757        6,759,127        6,735,757
        Add net additional common shares upon
            exercise of common stock options           232,898          139,550          108,348             --
                                                     ---------        ---------        ---------        ---------
        Adjusted weighted average common
            shares outstanding - diluted             6,994,558        6,875,307        6,867,475        6,735,757
                                                     ---------        ---------        ---------        ---------

        At June 30, 2002, 239,062 shares of common stock issuable under stock options, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

5.      OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

        The revenues for Bandwidth Semiconductor have been included in the optoelectronics segment along with the biophotonics lifesciences segment previously disclosed. The acquisition of Bandwidth took place on May 23, 2003. The revenues from that date through the end of the quarter ended June 30, 2003 were included in the segment disclosures.

                                                Solar            Solar                                              Total
                                              Equipment         Systems        Biomedical     Optoelectronics      Company
                                             -----------      -----------      -----------      -----------      -----------
For the three months ended June 30, 2003
----------------------------------------
Net sales and revenues                       $   951,224      $   810,197      $ 1,670,737      $   322,763      $ 3,754,921
Earnings (loss) from operations                 (488,333)        (145,620)       4,724,379          (95,555)       3,994,871

For the three months ended June 30, 2002
----------------------------------------
Net sales and revenues                       $   886,991      $ 1,771,640      $ 1,685,475      $   217,345      $ 4,561,451
Earnings (loss) from operations                 (338,253)         217,229          104,973            7,493           (8,558)

For the six months ended June 30, 2003
--------------------------------------
Net sales and revenues                       $ 2,194,585      $   810,197      $ 3,306,322      $   402,910      $ 6,714,014
Earnings (loss) from operations                 (552,524)        (546,062)       4,417,756         (105,437)       3,213,733

For the six months ended June 30, 2002
--------------------------------------
Net sales and revenues                       $ 2,042,860      $ 2,474,610      $ 2,940,463      $   430,035      $ 7,887,968
Earnings (loss) from operations                 (481,070)         (73,335)         (66,098)           4,216         (616,287)

6.      INTANGIBLE ASSETS

        Intangible assets amounted to $328,601 (net of accumulated amortization of $505,700) and $241,313 (net of accumulated amortization of $499,505) at June 30, 2003 and December 31, 2002, respectively. These intangible assets primarily consist of patents that the Company has been awarded and are amortized over the shorter of their useful lives or their terms, principally five years. There are no expected residual values related to these intangible assets. Included in the amortization expense estimates is $50,000 of patents pending expenses which relate to costs incurred toward securing patents, but have not yet been granted. Estimated fiscal year amortization expense is as follows:

        Year            Amortization Expense
        ----            --------------------
        2003                  $14,729
        2004                   61,489
        2005                   58,875
        2006                   55,009
        2007                   54,448

        Patent costs are capitalized and amortized over five years using the straight-line method. The patent cost is primarily composed of cost associated with securing and registering a patent.

7.      STOCK-BASED COMPENSATION

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

        The per-share weighted-average fair value of stock options granted during the quarter ended June 30, 2003 and 2002 was $9,562 and $555,188, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

          Year        Expected Dividend Yield    Risk-Free Interest Rate    Expected Option Life    Expected Volatility Factor
        ----------    -----------------------    -----------------------    --------------------    --------------------------
          2003                  --                        3.33%                   5 years                     81.67%
          2002                  --                        4.93%                   5 years                     88.50%

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

                                                                                   2003                 2002
                                                                              -------------        -------------
        Net earnings as reported                                              $   3,031,988        $       1,441
        Earnings per share of common stock - diluted, as reported             $        0.43        $        0.00
        Net earnings (loss) pro forma                                         $   2,947,359        $     (79,026)
        Earnings (loss) per share of common stock - diluted, pro forma        $        0.42        $       (0.01)

8.      ACQUISITION

        On May 23, 2003, the Company acquired from Stratos Lightwave, Inc. ("Stratos") all the ownership interest of Bandwidth Semiconductor, LLC, a Delaware limited liability company ("Bandwidth") located in Hudson, New Hampshire. Bandwidth is a wholly owned subsidiary of the Company. Bandwidth is a compound semiconductor foundry providing material and device fabrication services to defense, telecommunications and biomedical instrument industries.

        Prior to December 30, 1999, Bandwidth had been the Company's Optoelectronics division, which had been sold to Methode Electronics, Inc. ("Methode"). In 2000, Methode spun off Stratos in an initial public offering. On May 23, 2003, 100 percent of the ownership interest of Bandwidth were acquired by Spire. Spire owns 100% of the ownership interest of Bandwidth. Prior to the acquisition, Bandwidth was a wholly owned subsidiary of Stratos.

        The Company paid $724,969 in cash, the Company's acquisition of Bandwidth did not include the following "excluded assets": various forms of cash held by Bandwidth and the building in Hudson, New Hampshire occupied by Bandwidth. The Company assumed an unrelated party capital lease with GE Capital that Bandwidth had entered into to finance the purchase of a wafer production reactor. The consideration from the Company to Stratos included the release and forgiveness from all future obligations of Bandwidth, Stratos and Methode in connection with a Sublease Agreement with the Company dated December 29, 1999 and expiring on November 30, 2005 for approximately 21,275 square-feet of space previously occupied by Bandwidth in Bedford, Massachusetts.

        The total purchase price of $724,969, was allocated to the present value of the future payments and the estimated fair value, of the assets acquired and liabilities assumed, is summarized as follows:

        Current assets                                             $  402,796
        Property and equipment                                      3,155,952
        Liabilities                                                (2,833,779)
           Total                                                   $  724,969

        In conjunction with the acquisition of Bandwidth by Spire, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary, purchased the building that Bandwidth occupies from Stratos, the parent company. Subsequently, Bandwidth Semiconductor entered into a lease for the building it occupies in Hudson, New Hampshire with SPI-Trust. The lease is for an initial five-year term expiring in 2008 with option to extend for five years. It has been classified as a related party capital lease. The following table summarizes Bandwidth's lease obligations to SPI-Trust at June 30, 2003.


                                                                            Payments Due by Period
                            --------------------------------------------------------------------------------------------------------
Contractual Obligation            Total           Less than 1 Year         1 - 3 Years          4 - 5 Years        After 5 Years
--------------------------- ------------------ ----------------------- -------------------- -------------------- -------------------
Related party capital lease    $4,140,000             $315,000              $1,346,250           $1,972,500            $506,250

The following pro forma information assumes that the acquisition of Bandwidth had been completed as of the beginning of the second quarter 2003. For comparative purposes, the Bandwidth results of operations for the second quarter 2002 have also been included in the prior year numbers.

                                      Three Months Ended     Three Months Ended
                                         June 30, 2003          June 30, 2002
                                          -----------            -----------
        Revenue                           $ 3,931,395            $ 5,139,314
        Net income                        $ 2,425,348            $(1,148,306)
        Earnings per share                $      0.35            $     (0.17)


                                       Six Months Ended        Six Months Ended
                                         June 30, 2003          June 30, 2002
                                          -----------            -----------
        Revenue                           $ 7,324,724            $ 8,959,901
        Net income                        $   640,526            $(2,989,604)
        Earnings per share                $      0.09            $     (0.44)

9.      PROPERTY UNDER CAPITAL LEASES AND LEASE COMMITMENTS

        At June 30, 2003 and December 31, 2002, the Company had capital leases in effect for a building and fabrication equipment. The Company also had operating leases for office space and other miscellaneous items.

        The components of property under capital leases were as follows:

                                                    2003                2002
                                                -----------         -----------
        Unrelated party capital lease:
            Emcore reactor                      $ 1,524,931         $ 1,915,702
            Less accumulated amortization          (199,311)           (390,771)
                                                -----------         -----------
                                                $ 1,325,620         $ 1,524,931
                                                ===========         ===========

                                                    2003                2002
                                                -----------         -----------
        Related party capital lease:
            Hudson, New Hampshire building      $ 3,700,000                --
            Less accumulated amortization           (51,681)               --
                                                -----------         -----------
                                                $ 3,648,319                --
                                                ===========         ===========

        A schedule of future minimum lease payments at June 30, 2003 follows:

                                                     Unrelated Party      Related Party         Operating
                                                      Capital Lease       Capital Lease          Leases
                                                       -----------         -----------         -----------
        2003                                           $   238,902         $   315,000         $   934,228
        2004                                               477,804             618,750           1,723,836
        2005                                               477,804             727,500           1,526,765
        2006                                               318,536             870,000             159,246
        2007                                                  --             1,102,500               5,639
        2008                                                  --               506,250                --
                                                       -----------         -----------         -----------
        Total minimum lease payments                     1,513,046           4,140,000           4,349,714
        Less amount representing interest                 (187,426)           (491,681)               --
        Present value of minimum lease payments          1,325,620           3,648,319                --
        Less current portion                              (390,771)           (644,199)               --
                                                       -----------         -----------         -----------
                                                       $   934,849         $ 3,004,120         $ 4,349,714
                                                       ===========         ===========         ===========

        In September 2001, Bandwidth Semiconductor, LLC ("Bandwidth") entered into an agreement with GE Capital Leasing Corp, for the lease of a reactor for the wafer production line. The lease is accounted for as a capital lease. Under the lease agreement, the Company is making monthly payments of $36,000 for a period of 36 months. After the initial three-year period, the lease allows for an additional two-year extension with monthly payments of $40,000. The Company expects to extend the lease term for the additional two years in September 2004. Therefore, the lease will have been amortized over the full five-year period.

        In conjunction with the acquisition of Bandwidth by the Company, the Company's Bandwidth Semiconductor division entered into a lease for the building it occupies from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The lease is for an initial five-year term expiring in 2008 with option to extend for five years. It has been classified a capital lease; under the lease agreement, the Company is making monthly payments of $45,000 for the first 12 months, with an increased monthly payment each year, through June 2008. Interest costs were assumed at 7%.

        Total rent expense under operating leases was approximately $739,000 for the six months ended June 30, 2003.

10.     SALE OF A LICENSE

        In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc., a wholly owned subsidiary of C.R. Bard, Inc., in exchange for $5 million upon the execution of the agreement, with another $5 million due no later than 18 months after signing, and another $6 million upon achievement of certain milestones by Bard Access Systems. The Company recorded a net gain of $4,465,000 from the proceeds received in 2002, after reduction of direct costs, and has been recorded as a component of earnings from operations. The second $5 million payment was received in June 2003 and it was recorded as a net gain of $5 million during the quarter ended June 30, 2003. In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard Access Systems a right of refusal should the Company seek to sell the Catheter business.

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

Results of Operations
---------------------

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                            Three Months Ended June 30,        Six Months Ended June 30,
                                                             -------------------------         -------------------------
                                                             2003                 2002         2003                 2002
                                                             ----                 ----         ----                 ----
        Net sales and revenues                               100%                 100%         100%                 100%
        Cost of sales and revenues                            78                   69           78                   73
                                                            ----                 ----         ----                 ----
            Gross profit                                      22                   31           22                   27
        Selling, general and administrative expenses          41                   29           43                   33
                                                            ----                 ----         ----                 ----
        Internal research and development                      8                    2            6                    2
        Gain on sale of  license                             133                 --             75                 --
            Earnings (loss) from operations                  106                 --             48                   (8)
            Loss before income taxes                         106                 --             48                   (8)
          Income tax expense                                  26                 --             14                 --
                                                            ----                 ----         ----                 ----
            Net earnings (loss)                               80%                   0%          33%                  (8%)
                                                            ----                 ----         ----                 ----

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2002
-------------

NET SALES AND REVENUES

        Net sales and revenues decreased $806,000 or 18% for the three months ended June 30, 2003 to $3,755,000, compared to $4,561,000 for the three months ended June 30, 2002. Contract research and service revenues increased $198,000 or 11% to $1,923,000 for the three months ended June 30, 2003 compared to $1,725,000 for 2002. Sales of goods decreased $1,004,000 or 35% to $1,832,000 for the three months ended June 30, 2003, compared to $2,836,000 for 2002.

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                        Three Months Ended June 30,
                                                 ---------------------------------------
                                                     2003          2002       % Change
                                                 -----------   -----------   -----------
        Contract research and service revenues    $1,923,000    $1,725,000        11%
        Sales of goods                             1,832,000     2,836,000       (35%)
                                                 -----------   -----------
             Net sales and revenues               $3,755,000    $4,561,000       (18%)
                                                 -----------   -----------

        The increase in contract research and service revenues for the three month period ended June 30, 2003 is attributable to an increase in United States government research and development contracts, and continued strong demand for the Company's biomedical processing services. The decrease in sales of goods for the three month period ended June 30, 2003 is primarily due to lower than expected solar systems revenue and low demand for the Company's manufacturing equipment due to excess capacity in the market place. A portion of the decrease was offset by an increase in revenue associated with the Company's hemodialysis split-tip catheter.

        Net sales and revenues decreased $1,174,000 or 15% for the six months ended June 30, 2003 to $6,714,000, compared to $7,888,000 for the six months ended June 30, 2002. Contract research and service revenues increased $151,000 or 4% to $3,515,000 for the six months ended June 30, 2003 compared to $3,666,000 for 2002. Sales of goods decreased $1,323,000 or 29% to $3,199,000 for the six months ended June 30, 2003, compared to $4,522,000 for 2002.

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                            Six Months Ended June 30,
                                                 ---------------------------------------
                                                     2003          2002       % Change
                                                 -----------   -----------   -----------
        Contract research and service revenues    $3,515,000    $3,366,000        4%
        Sales of goods                             3,199,000     4,522,000      (29%)
                                                 -----------   -----------
             Net sales and revenues               $6,714,000    $7,888,000      (15%)
                                                 -----------   -----------

        The increase in contract research and service revenues for the six month period ended June 30, 2003 is attributed to the increase in U.S. government research contracts and increased demand for the Company's biomedical processing services. The decrease in sales of goods for the six month period ended June 30, 2003 is primarily due to zero revenue associated with solar systems sales for the three month period ended March 31, 2003.

COST OF SALES AND REVENUES

        The total cost of sales and revenues decreased $209,000 to $2,939,000, and increased to 78% of total net sales and revenues, for the quarter ended June 30, 2003, compared to $3,148,000 or 69% of total net cost of sales and revenues for the quarter ended June 30, 2002. The cost of contract research and service revenues increased $247,000 to $1,217,000 increasing to 63% of related revenues for the three months ended June 30, 2003, compared to $970,000 or 56% of related revenues for the three months ended June 30, 2002. The decrease is a result of a shift in mix towards the Company's biomedical processing services. Cost of goods sold decreased $456,000 to $1,722,000, and increased to 94% of related sales, for the three months ended June 30, 2003, compared to $2,178,000 or 77% of related sales for the three months ended June 30, 2002. The increase in cost of goods as a percentage of related sales is a result of the fixed cost associated with the Company's manufacturing operation.

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                      Three Months Ended June 30,
                                                               -----------------------------------------
                                                                   2003        %         2002        %
                                                               -----------   -----   -----------   -----
        Cost of contract research and service revenues          $1,217,000    63%     $  970,000     56%
        Cost of goods sold                                       1,722,000    94%      2,178,000     77%
                                                               -----------           -----------
            Total cost of sales and revenues                    $2,939,000    78%     $3,148,000     69%
                                                               -----------           -----------

COST OF SALES AND REVENUES

        The total cost of sales and revenues decreased $503,000 to $5,226,000 increasing to 78% of total net sales and revenues, for the six months ended June 30, 2003, compared to $5,729,000 or 73% of total net cost of sales and revenues for the six months ended June 30, 2002. The cost of contract research and service revenues increased $56,000 to $2,216,000 decreasing to 63% of related revenues for the six months ended June 30, 2003, compared to $2,160,000 or 64% of related revenues for the six months ended June 30, 2002. The decrease is a result of a shift in mix towards the Company's biomedical processing services. Cost of good sold decreased $559,000 to $3,010,000, and increased to 94% of related sales, for the six months ended June 30, 2003, compared to $3,569,000 or 80% of related sales for the three months ended June 30, 2002. The increase in cost of goods as a percentage of related sales is a result of the fixed cost associated with the Company's manufacturing operation.

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                       Six Months Ended June 30,
                                                               -----------------------------------------
                                                                   2003        %         2002        %
                                                               -----------   -----   -----------   -----
        Cost of contract research and service revenues          $2,216,000    63%     $2,160,000    64%
        Cost of goods sold                                       3,010,000    94%      3,569,000    80%
                                                               -----------           -----------
            Total cost of sales and revenues                    $5,226,000    78%     $5,729,000    73%
                                                               -----------           -----------

INTERNAL RESEARCH AND DEVELOPMENT

        Internal research and development for the three months ended June 30, 2003 increased $206,000 or 261% to $285,000, compared to $79,000 for the three months ended June 30, 2002, as the Company continued its investment in the catheter development program and development of the next generation of manufacturing equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three months ended June 30, 2003 increased $193,000 to $1,536,000, and increased to 44% of sales and revenues, compared to 1,343,000 or 29% of sales and revenues for the three months ended June 30, 2002. The increase in selling, general and administrative expenses as a percentage of sales and revenues are due to lower revenues in 2003, as compared to the three months ended June 30, 2002.

        Selling, general and administrative expenses for the six months ended June 30, 2003 increased $253,000 to $2,893,000, and increased to 43% of sales and revenues, compared to $2,640,000 or 33% of sales and revenues for the six months ended June 30, 2002.

INTEREST

        The Company incurred interest expense of $6,000 for the quarter ended June 30, 2003, compared to $10,000 of interest income for the quarter ended June 30, 2002. This is primarily as a result of interest associated with capital leases.

NET EARNINGS (LOSS)

        The Company reported a net earnings for the quarter ended June 30, 2003 of $3,032,000, compared to net earnings of $1,000 for the quarter ended June 30, 2002. The Company reported net earnings for the six months ended June 30, 2003 of $2,258,000, compared to a net loss of $603,000 for the quarter ended June 30, 2002. The earnings for the quarter are attributed to the Company's income associated with a payment received relating to the sale of a license for the Company's hemodialysis split-tip catheter.

Liquidity and Capital Resources
-------------------------------

        To date, the Company has been able to fund its operating cash requirements using proceeds from the licensing of technology, operations, and available lines of credit. On June 23, 2003, the Company entered into a Letter of Credit Agreement with Citizens Bank of Massachusetts. The Agreement provides Standby Letter of Credit Guarantees for foreign customers and is 100% secured with cash. At June 30, 2003, the Company had $103,000 of restricted cash associated with the line of credit.

        The agreement also provides the Company with the ability to convert to a $2 million revolving credit facility, based upon eligible accounts receivable.

        The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital. Cash and cash equivalents increased $3,259,000 to $11,057,000 at June 30, 2003 from $7,799,000 at December 31, 2002. To date, there are no material commitments by the Company for capital expenditures. At June 30, 2003, the Company's retained earnings were $4,695,000, compared to retained earnings of $2,461,000 as of December 31, 2002. Working capital as of June 30, 2003 increased 4% to $10,997,000, compared to $10,524,000 as of December 31, 2002.

Recent Accounting Pronouncements
--------------------------------

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not anticipated to have a material effect of Spire's results of operations or financial position.

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

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123" ("SFAS 148"). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123, "Accounting for Stock Based Compensation." Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material impact on the Company's financial position or results of operation.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003 (third quarter of fiscal 2003). The adoption of FIN 46 did not have a material impact on our results of operations and financial condition.

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

Related Party Transactions
--------------------------

        The Company subleases 74,000-square-feet in a building from Mykrolis Corporation, which leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease was $884,000 in 2003. This amount does not take into account rent received by the Company for subleasing approximately 22,000-square-feet of its 74,000-square-feet to the purchaser of the Company's Optoelectronics business.

        The Company's Bandwidth Semiconductor division entered into a lease for the building it occupies from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The lease is for an initial five-year term expiring in 2008 with option to extend for five years. It has been classified a capital lease and is included in Note 8.

        The following table summarizes Bandwidth's lease obligations to the Trust at June 30, 2003:

                                                        Payments Due by Period
                                  ----------------------------------------------------------------
                                                 Less than                                After
    Contractual Obligation            Total       1 Year      1-3 Years    4-5 Years     5 Years
--------------------------------- ------------ ------------ ------------ ------------ ------------
Related party capital lease        $4,140,000    $315,000    $1,346,250   $1,972,500    $506,250

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

Contractual Obligations and Commercial Commitments

        The following table summarizes the Company's contractual obligations at June 30, 2003 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                        Payments Due by Period
                                  ----------------------------------------------------------------
                                                 Less than                                After
    Contractual Obligation            Total       1 Year      1-3 Years    4-5 Years     5 Years
--------------------------------- ------------ ------------ ------------ ------------ ------------
Unrelated party capital lease      $1,513,000    $239,000    $  956,000   $  318,000    $    --
Related party capital lease        $4,140,000    $315,000    $1,346,250   $1,972,500    $506,250
Non-cancelable operating leases    $4,350,000    $934,000    $3,251,000   $  165,000    $    --

        On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term. As of June 30, 2003, the Company is committed to purchase 23 million solar cells. BPS has the right to repossess the equipment should the Company not purchase its committed quantity or convert into equity of Spire Solar Chicago the initial purchase price of all equipment purchased from the Company. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $3,466 during the quarter ended June 30, 2003. The Company is currently negotiating with BPS to include purchases other than solar cells to reduce the purchase discount.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        Spire's principal executive and financial officers have established and are maintaining disclosure controls and procedures that such officers believe are effective. The officers' conclusion is based on their evaluation of the controls and procedures as of June 30, 2003. The officers have designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is communicated to them by others within those organizations.

Changes in Internal Controls
----------------------------

        The Company believes that there have not been significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to June 30, 2003, including any corrective action with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company has been named as a defendant in 69 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of allegedly defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. In June 2003, a judge in a state court in Harris County, Texas agreed to grant the Company's motion for summary judgment based upon the principle of federal preemption with regard to 68 of those cases and to order that the cases against the Company be dismissed with prejudice. An order to this effect was signed in late July. The Company believes that the plaintiffs ultimately plan to appeal from the court's decision. The remaining case is still pending, and due to aspects of its fact situation is not subject to the principle of federal preemption.

        The Company has concluded a dispute with ATmicro Solar, Ltd., a customer of the Company. In May 2003, the customer made various claims against the Company and had requested the return of certain funds paid for equipment it had agreed to purchase from the Company. The Company agreed to pay $75,000 to settle the dispute, with the execution by the parties of a full and general mutual release.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 23, 2003, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders.

        The number of directors was fixed at eight, leaving one vacancy, Udo Henseler, David R. Lipinski, Roger G. Little, Guy L. Mayer, Roger W. Redmond, and John A. Tarello, were elected to the Board of Directors to hold office until the 2004 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

                                      Shares       Shares Voting Against      Shares       Broker
             Nominee                Voting for     or Authority Withheld    Abstaining    Non-Votes
        -----------------------    ------------    ---------------------    ----------    ---------
        Udo Henseler                 5,620,740            76,040                --            --
        David R. Lipinski            5,620,740            76,040                --            --
        Roger G. Little              5,620,740            76,040                --            --
        Michael J. Magliochetti      5,618,240            78,540                --            --
        Guy L. Mayer                 5,618,240            78,540                --            --
        Roger W. Redmond             5,618,240            77,140                --            --
        John A. Tarello              5,620,740            76,040                --            --

        Proposal Number 2 was to approve an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares that may be offered thereunder from 1,000,000 to 1,500,000. The results for Proposal Number 2 were as follows:

                          Shares    Shares Voting Against    Shares     Broker
                        Voting for  or Authority Withheld  Abstaining  Non-Votes
                        ----------  ---------------------  ----------  ---------
        Proposal Two    3,242,305          138,339           18,200    2,297,936


ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits
        --------

        10(h) Purchase Agreement dated May 23, 2003 with Stratos Lightwave and Bandwidth Semiconductor, LLC

        10(i) Lease Agreement dated May 23, 2003 by and between Roger G. Little, Trustee of SPI-Trust as Landlord and Spire Corporation as Tenant

        31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Sarbanes-Oxleyss.302

        31.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to Sarbanes-Oxley ss.302

        32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C.ss.1350

        32.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C.ss.1350

        A signed original of these written statements required by Section 906 have been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

b.      Reports on Form 8-K
        -------------------

        There was one report on Form 8-K that was filed by the Registrant in the quarter ended June 30, 2003.

        June 5, 2003, Item 5 Other Events and Item 7 Financial Statements and
        Exhibits: Exhibit 99 News Release of the Company dated May 27, 2003.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Spire Corporation

Dated: August 19, 2003         By: /s/ Roger G. Little
                                   ----------------------------------------
                                   Roger G. Little
                                   President, Chief Executive Officer and
                                    Chairman of the Board

Dated: August 19, 2003         By: /s/ Gregory G. Towle
                                   ----------------------------------------
                                   Gregory G. Towle
                                   Financial Controller and Treasurer
                                   (Principal Financial and Accounting Officer)