Form 10QSB/A
period 2003-06-30
SPIRE CORP
filed 2003-08-22
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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


        Transitional Small Business Disclosure Format (Check One):
Yes |_| No |X|

================================================================================

                                EXPLANATORY NOTE

        The Form 10-QSB filed by the Company on August 19, 2003 was not reviewed by the independent accountants and, accordingly, this Form 10-QSB/A is filed solely for the purpose of disclosing this matter in Note 2 to the enclosed financial statements.


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

2.      INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003. In order that the Form 10-QSB can be submitted prior to the quarterly filing deadline it is being filed without a review by the independent accountants.

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