Form 10QSB/A
period 2003-06-30
SPIRE CORP
filed 2003-12-31
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2


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


                                ONE PATRIOTS PARK
                        BEDFORD, MASSACHUSETTS 01730-2396
                    ----------------------------------------
                    (Address of principal executive offices)


                                  781-275-6000
                           ---------------------------
                           (Issuer's telephone number)


              Securities registered under Section 12(g) of the Act:

      COMMON STOCK, $0.01 PAR VALUE; REGISTERED ON THE NASDAQ STOCK MARKET
      --------------------------------------------------------------------
                                (Title of class)




     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days.   Yes [_]     No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,765,660 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on October 31, 2003.

     Transitional Small Business Disclosure Format (Check One): Yes [_]   No [X]

================================================================================

                                EXPLANATORY NOTE


     Spire Corporation (the "Company") is filing this Amendment No. 2 on Form 10-QSB/A to our quarterly report for the period ended June 30, 2003 (as amended, the "Form 10-QSB") for the following purposes:

     o To restate our financial statements and other financial information to reflect adjustments primarily related to the following accounting areas: acquisition accounting, capital lease accounting relating to the acquisition of Bandwidth Semiconductor, LLC, a correction to the effective tax rate, and certain other adjustments and reclassifications. See Note 3 to the condensed consolidated financial statements for a detailed explanation of the restatements. Part I,
          Item 1, "Financial Statements," and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," have been revised to reflect the restatements.

     o To amend and restate the Company's disclosure in Part 1, Item 3, "Controls and Procedures."

     o To amend and restate the Company's disclosure in Part II, Item 5, "Other Information" to reflect the recent resignation of the Company's Chief Financial Officer.

     o To amend and restate Part II, Item 6, "Exhibits and Reports on Form 8-K," with respect to the certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.



     Except as described above, no other changes have been made to the Form 10-QSB. The Form 10-QSB, as amended, continues to speak as of the date of the original filing, and, other than under Part I, Item 3, "Controls and Procedures," and Part II, Item 5, "Other Information," the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing of the Form 10-QSB. For convenience, the Company is restating its Form 10-QSB for the quarterly period ended June 30, 2003 in its entirety.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheets
          as of June 30, 2003 and December 31, 2002 .........................  1

          Unaudited Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2003 and 2002 .........  2

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2003 and 2002 ...................  3

          Notes to Unaudited Condensed Consolidated Financial Statements ....  4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................... 12


Item 3.   Controls and Procedures ........................................... 19




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ................................................. 20


Item 2.   Changes in Securities ............................................. 20


Item 3.   Defaults Upon Senior Securities ................................... 20


Item 4.   Submission of Matters to a Vote of Security Holders ............... 21


Item 5.   Other Information ................................................. 21


Item 6.   Exhibits and Reports on Form 8-K .................................. 21




SIGNATURES  ................................................................. 22


EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)




                                                                        JUNE 30,        DECEMBER 31,
                                                                          2003              2002
                                                                      ------------      ------------
                                                                       (RESTATED)
                                         ASSETS
Current assets
--------------
   Cash and cash equivalents                                          $ 10,954,398      $  7,798,716
   Restricted cash                                                         102,857                --
                                                                      ------------      ------------
      Total cash                                                        11,057,255         7,798,716
                                                                      ------------      ------------

   Accounts receivable, trade:
      Amounts billed                                                     2,977,341         3,574,851
      Retainage                                                             54,958            67,715
      Unbilled costs                                                       341,462           634,958
                                                                      ------------      ------------
                                                                         3,373,761         4,277,524
      Less allowance for doubtful accounts                                (318,109)         (349,443)
                                                                      ------------      ------------
         Net accounts receivable                                         3,055,652         3,928,081
                                                                      ------------      ------------

   Inventories                                                           1,823,905         2,220,587
   Deferred tax asset                                                      116,000           116,000
   Prepaid expenses and other current assets                               851,138           988,500
                                                                      ------------      ------------
      Total current assets                                              16,903,950        15,051,884
                                                                      ------------      ------------

Property and equipment                                                  22,712,598        15,604,809
   Less accumulated depreciation and amortization                      (13,609,461)      (13,132,220)
                                                                      ------------      ------------
         Net property and equipment                                      9,103,137         2,472,589
                                                                      ------------      ------------

Patents (less accumulated amortization, $505,700 in 2003 and
  $499,505 in 2002)                                                        328,601           241,313
Other assets                                                                 8,325             6,324
                                                                      ------------      ------------
         Total other assets                                                336,926           247,637
                                                                      ------------      ------------
         Total assets                                                 $ 26,344,013      $ 17,772,110
                                                                      ============      ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation                        $    361,754      $         --
   Current portion of capital lease obligation -
     related party (Note 9)                                                326,213                --
   Accounts payable                                                      1,723,073         1,852,332
   Accrued liabilities                                                   1,377,536         1,392,585
   Income taxes payable                                                    675,000           224,000
   Accrued lease obligation - related party                                464,663                --
   Advances on contracts in progress                                     1,000,161         1,058,852
                                                                      ------------      ------------
      Total current liabilities                                          5,928,400         4,527,769
                                                                      ------------      ------------

   Long-term portion of capital lease obligation                         1,038,934                --
   Long-term portion of capital lease obligation -
     related party (Note 9)                                              3,031,156                --
   Accrued lease obligation - related party                                604,862                --
   Unearned purchase discount                                            1,465,657         1,469,123

Stockholders' equity
--------------------
   Common stock, $0.01 par value; shares authorized 20,000,000;
     issued 6,761,660 shares in 2003 and 6,755,660 shares in 2002           67,617            67,557
   Additional paid-in capital                                            9,258,576         9,246,421
   Retained earnings                                                     4,948,811         2,461,240
                                                                      ------------      ------------
      Total stockholders' equity                                        14,275,004        11,775,218
                                                                      ------------      ------------
      Total liabilities and stockholders' equity                      $ 26,344,013      $ 17,772,110
                                                                      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------      ------------------------------
                                                            2003              2002              2003              2002
                                                        ------------      ------------      ------------      ------------
                                                         (RESTATED)                          (RESTATED)
Net sales and revenues
----------------------
   Contract research and service revenues               $  1,926,619      $  1,725,103      $  3,518,684      $  3,365,753
   Sales of goods                                          1,828,302         2,836,348         3,195,330         4,522,215
                                                        ------------      ------------      ------------      ------------
     Total sales and revenues                              3,754,921         4,561,451         6,714,014         7,887,968
                                                        ------------      ------------      ------------      ------------

Costs and expenses
------------------
   Cost of contract research and services                  1,255,908           970,071         2,255,218         2,160,296
   Cost of goods sold                                      1,722,059         2,177,870         3,009,816         3,568,979
   Selling, general and administrative expenses            1,525,064         1,343,297         2,882,131         2,639,991
   Internal research and development                         283,248            78,771           379,345           134,989
                                                        ------------      ------------      ------------      ------------
     Total costs and expenses                              4,786,279         4,570,009         8,526,510         8,504,255
                                                        ------------      ------------      ------------      ------------

Gain on sale of license                                    4,989,150                --         4,989,150                --

Earnings (loss) from operations                            3,957,792            (8,558)        3,176,654          (616,287)
-------------------------------

Interest income (expense), net                               (21,512)           10,099           (14,083)           13,137
                                                        ------------      ------------      ------------      ------------

Earnings (loss) before income taxes                        3,936,280             1,541         3,162,571          (603,150)

Income tax expense                                           675,000               100           675,000               100
                                                        ------------      ------------      ------------      ------------

Net earnings (loss)                                     $  3,261,280      $      1,441      $  2,487,571      $   (603,250)
-------------------                                     ============      ============      ============      ============

Earnings (loss) per share of common stock - basic       $       0.48      $       0.00      $       0.37      $      (0.09)
-------------------------------------------------       ============      ============      ============      ============

Earnings (loss) per share of common stock - diluted     $       0.48      $       0.00      $       0.37      $      (0.09)
---------------------------------------------------     ============      ============      ============      ============

Weighted average number of common and common
  equivalent shares outstanding - basic                    6,761,660         6,735,757         6,759,127         6,735,757
                                                        ============      ============      ============      ============

Weighted average number of common and common
  equivalent shares outstanding - diluted                  6,804,403         6,864,847         6,788,146         6,735,757
                                                        ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                ------------------------------
                                                                                                    2003              2002
                                                                                                ------------      ------------
                                                                                                 (RESTATED)
Cash flows from operating activities
------------------------------------
   Net income (loss)                                                                            $  2,487,571      $   (603,250)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                                                   483,356           398,707
     Gain on sale of license                                                                      (4,989,150)               --
     Changes in assets and liabilities excluding business acquisition:
       Restricted cash                                                                              (102,857)               --
       Accounts receivable, net                                                                    1,152,869        (1,019,093)
       Inventories                                                                                   442,899          (662,729)
       Prepaid expenses and other current assets                                                     213,503            (7,558)
       Accounts payable, income taxes payable and accrued liabilities                               (177,853)        1,295,791
       Unearned purchase discount                                                                     (3,466)               --
       Other assets                                                                                   (2,001)            5,812
       Advances on contracts in progress                                                             (58,691)          485,769
                                                                                                ------------      ------------
         Net cash used in operating activities                                                      (553,820)         (106,551)
                                                                                                ------------      ------------
Cash flows from investing activities
------------------------------------
   Proceeds from sale of license                                                                   4,989,150                --
   Additions to property and equipment                                                              (411,442)          (87,965)
   Acquisition of business (Note 9)                                                                 (724,969)               --
   Increase in patent costs                                                                          (93,402)         (106,909)
                                                                                                ------------      ------------
         Net cash provided by (used in) investing activities                                       3,759,337          (194,874)
                                                                                                ------------      ------------
Cash flows from financing activities
------------------------------------
   Net payments on short-term debt                                                                        --          (875,000)
   Principal payment of capital lease obligations                                                    (29,022)               --
   Principal payment on capital lease obligations - related party                                    (33,028)               --
   Exercise of stock options                                                                          12,215            34,674
                                                                                                ------------      ------------
         Net cash used in financing activities                                                       (49,835)         (840,326)
                                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                                               3,155,682        (1,141,751)

Cash and cash equivalents, beginning of period                                                     7,798,716         5,582,884
                                                                                                ------------      ------------
Cash and cash equivalents, end of period                                                        $ 10,954,398      $  4,441,133
                                                                                                ============      ============
Supplemental disclosures of cash flow information
-------------------------------------------------
Acquisition of Bandwidth Semiconductor:
   Assets acquired                                                                              $  3,708,748      $         --
   Liabilities assumed (including related party obligation of $1,069,525)                         (2,983,779)               --
                                                                                                ------------      ------------
   Cash paid                                                                                         724,969                --

Non cash financing activities:
   Capital lease obligation for building - related party                                        $  3,390,397      $         --
                                                                                                ------------      ------------
Cash paid during the period for:
   Interest                                                                                     $     18,031      $     30,238
                                                                                                ============      ============
   Interest - related party                                                                     $     22,972      $         --
                                                                                                ============      ============
   Income taxes                                                                                 $    435,000      $        100
                                                                                                ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2003

1.     DESCRIPTION OF THE BUSINESS

       The Company develops, manufactures and markets highly-engineered solar electric module manufacturing equipment and systems and provides biomedical processing services and devices. The Company is a leading supplier in the design and manufacture of specialized equipment for the production of terrestrial photovoltaic modules from solar cells, with its equipment installed in more than 140 factories and in 42 countries. The Company's value-added biomedical processing services offer surface treatments to enhance the durability or the antimicrobial characteristics of orthopedic and other medical devices. The Company's biomedical segment markets hemodialysis catheter devices for the treatment of chronic kidney disease. The Company also produces custom compound semiconductor wafers and devices used in biomedical instruments, telecommunications and defense applications at Bandwidth Semiconductor, LLC, which was acquired on May 23, 2003 (see Note 9).

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

3.     RESTATEMENT

       The unaudited condensed consolidated financial statements and other financial information for the period ended June 30, 2003 have been restated to correct errors primarily related to the following accounting areas: acquisition accounting and capital lease accounting relating to the acquisition of Bandwidth Semiconductor, LLC; the estimated effective tax rate and certain other corrections. The net effect of the corrections recorded is as follows: total assets decreased $197,000 or 0.74%, total liabilities decreased $426,000 or 3.41% and net income increased $229,000 or 7.56%. A discussion of the nature of the corrections recorded follows.

Acquisition Accounting
----------------------

       On May 23, 2003, the Company acquired Bandwidth Semiconductor, LLC ("Bandwidth"). Corrections were made relating to the purchase accounting surrounding the acquisition. An additional accrual of $150,000 for the direct costs incurred in connection with the acquisition has been recorded. The resulting increase in purchase price has been allocated to property and equipment.

Property and Equipment and Capital Lease - Related Party
--------------------------------------------------------

       In conjunction with the acquisition of Bandwidth, the Company recorded a capital lease relating to the building occupied by Bandwidth in Hudson, New Hampshire. The carrying value of the building and the capital lease obligation, originally recorded as $3,700,000 reflecting the actual purchase price of the building, has been corrected to $3,400,000 to reflect the present value of the obligation. As a result of this correction, accumulated depreciation and depreciation expense decreased by $5,000, interest expense increased by $16,000.

       In conjunction with the acquisition of Bandwidth, the Company assumed a capital lease of a reactor used in wafer production. The carrying value of the capital lease obligation, originally recorded as $1,397,000 based on the balance at the date of acquisition, has been corrected to $1,401,000 to reflect the present value of the obligation. As a result of this correction, the liability associated with capital lease increased $4,000.

Revenue Reclassification
------------------------

       A reclassification adjustment of $4,000 has been recorded to increase contract, research and service revenues and decrease sales of goods. The Company had initially incorrectly recorded a sale of services within its Biomedical business unit as a sale of goods within its Biomedical unit.

Gain on Sale of License
-----------------------

       Direct costs of $11,000 were reclassified from selling, general and administrative costs to an expense pertaining to the sale of a license. The Company had granted 5,000 shares of the Company's stock, valued at $11,000, to the original licensor in consideration for his consent to the sale of the license by the Company described in Note 11. The Company had initially recorded this expense as a general operating expense and subsequently has reclassified the expense as an offset to the gain on sale of license.

Effective Tax Rate
------------------

       The Company has corrected its estimated effective tax rate. The correction reduced the effective tax rate from 24% to 17%, resulting in a decrease in accrued income taxes and income tax expense of $282,000.

Intercompany Eliminations
-------------------------

       The Company had not eliminated one month of intercompany rental income receivable from Bandwidth to the Company in its initial consolidation of Bandwidth. The Company has corrected accounts receivable and cost of service revenue for the elimination of the intercompany rental income receivable resulting in a $42,000 decrease in accounts receivable and a $42,000 increase in cost of services revenue.

Net Earnings (Loss) Per Share
-----------------------------

       The Company corrected its calculation of adjusted weighted average common shares outstanding - diluted, as presented in Note 5 for the three months ended June 30, 2003 and for June 30, 2002 and for the six months ended June 30, 2003. The adjusted weighted average common shares outstanding - diluted decreased by 198,155 shares, 10,460 shares and 79,329 shares for these periods, respectively.

Stock-Based Compensation
------------------------

       The Company has corrected its calculation of the pro forma information presented in Note 8 and included the result of matters discussed in this note. Pro forma earnings per share basic and diluted increased by $0.05 for the three months ended June 30, 2003 as compared to the information previously reported as a result of the correction.

Pro forma Financials Presented
------------------------------

       The Company has corrected its calculation of the pro forma information presented in Note 9 and included the result of matters discussed in this note. For the three month periods ended June 30, 2003 and June 30, 2002, pro forma earnings per share changed $0.09 and $(0.02), respectively. For the six months periods ended June 30, 2003 and June 30, 2002 pro forma earnings per share changed by $0.05 and $(0.02), respectively, as a result of the corrections.

       The following tables outline the effect of these adjustments on the quarter and six months ended June 30, 2003:


                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   JUNE 30, 2003   JUNE 30, 2003
                                                   -------------   -------------
                                                  (AS PREVIOUSLY   (AS RESTATED)
                                                     REPORTED)

Net accounts receivable                            $   3,097,887   $   3,055,652
                                                   -------------   -------------
   Total current assets                               16,946,185      16,903,950

Net property and equipment                             9,257,585       9,103,137
                                                   -------------   -------------
   Total assets                                       26,540,696      26,344,013

Current portion of capital lease obligation              390,771         361,754
Current portion of capital lease obligation -
 related party                                           644,199         326,213
Accrued liabilities                                    1,305,618       1,377,536
Income taxes payable                                     957,000         675,000
                                                   -------------   -------------
   Total current liabilities                           6,485,485       5,928,400

Long-term portion of capital lease obligation            934,849       1,038,934
Long-term portion of capital lease obligation -
 related party                                         3,004,120       3,031,156
                                                   -------------   -------------
   Total liabilities                                  12,494,973      12,069,009

   Retained earnings                                   4,719,530       4,948,811

   Total stockholders' equity                         14,045,723      14,275,004
                                                   -------------   -------------
   Total liabilities and stockholders' equity      $  26,540,696     $26,344,013
                                                   =============   =============


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED JUNE 30, 2003   SIX MONTHS ENDED JUNE 30, 2003
                                                  --------------------------------   ------------------------------
                                                  (AS PREVIOUSLY   (AS RESTATED)    (AS PREVIOUSLY   (AS RESTATED)
                                                      REPORTED)                         REPORTED)
Contract research and service revenues             $   1,922,671   $   1,926,619     $   3,514,735   $   3,518,684
Sales of goods                                         1,832,250       1,828,302         3,199,279       3,195,330
                                                   -------------   -------------     -------------   -------------
   Total sales and revenues                            3,754,921       3,754,921         6,714,014       6,714,014
                                                   -------------   -------------     -------------   -------------

Cost of contract research and services                 1,217,159       1,255,908         2,216,490       2,255,218
Cost of goods sold                                     1,722,079       1,722,059         3,009,816       3,009,816
Selling, general and administrative expenses           1,536,068       1,525,064         2,893,134       2,882,131
Internal research and development                        284,744         283,248           380,841         379,345
                                                   -------------   -------------     -------------   -------------
   Total costs and expenses                            4,760,050       4,786,279         8,500,281       8,526,510
                                                   -------------   -------------     -------------   -------------

Gain on sale of license                                5,000,000       4,989,150         5,000,000       4,989,150
Earnings (loss) from operations                        3,994,871       3,957,792         3,213,733       3,176,654
-------------------------------
Interest income (expense), net                            (5,883)        (21,512)            1,558         (14,083)
                                                   -------------   -------------     -------------   -------------
Earnings before income taxes                           3,988,988       3,936,280         3,215,291       3,162,571
Income tax expense                                      (957,000)       (675,000)         (957,000)       (675,000)
                                                   -------------   -------------     -------------   -------------

Net income                                         $   3,031,988   $   3,261,280     $   2,258,291   $   2,487,571
----------                                         =============   =============     =============   =============

Earnings per share of common stock - basic         $        0.44   $        0.48     $        0.33   $        0.37
                                                   =============   =============     =============   =============
Earnings per share of common stock - diluted       $        0.43   $        0.48     $        0.33   $        0.37
                                                   =============   =============     =============   =============

Weighted average shares - basic                        6,761,660       6,761,660         6,759,127       6,759,127
                                                   =============   =============     =============   =============
Weighted average shares - diluted                      6,994,558       6,804,403         6,867,475       6,788,146
                                                   =============   =============     =============   =============

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   SIX MONTHS ENDED JUNE 30, 2003
                                                                   -------------------------------
                                                                  (AS PREVIOUSLY     (AS RESTATED)
                                                                     REPORTED)
Net income                                                         $   2,258,291     $   2,487,571

Depreciation and amortization                                            488,514           483,356
Gain on sale of license                                               (5,000,000)       (4,989,150)
Restricted cash                                                               --          (102,857)
Accounts receivable, net                                               1,110,633         1,152,869
Accounts payable, income taxes payable and accrued liabilities           116,107          (177,853)
   Net cash used in operating activities                                (434,211)         (553,820)

Proceeds from sale of license                                          5,000,000         4,989,150
   Net cash provided by investing activities                           3,770,187         3,759,337

Principal payment on capital lease obligations                           (89,652)          (29,022)
Principal payment on capital lease obligations - related party                --           (33,028)
   Net cash used in financing activities                                 (77,437)          (49,835)
                                                                   -------------     -------------
Net increase in cash and cash equivalents                          $   3,258,539     $   3,155,682
                                                                   =============     =============

Supplemental disclosures of cash flow information
-------------------------------------------------

Capital lease obligation for building - related party              $   3,700,000     $   3,390,397
                                                                   =============     =============

Interest                                                           $      26,663     $      18,031
                                                                   =============     =============
Interest  - related party                                          $          --     $      22,972
                                                                   =============     =============

4.     INVENTORIES

       Inventories consist of the following:
                                                                      June 30,        December 31,
                                                                        2003              2002
                                                                   -------------     -------------
      Raw materials                                                $     787,796     $     662,384
      Work in process                                                    701,239         1,324,345
      Finished goods                                                     334,870           233,858
                                                                   -------------     -------------
                                                                   $   1,823,905     $   2,220,587
                                                                   =============     =============

5.     NET EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of the Company's reported basic and diluted net earnings (loss) per share computations, which has been restated as discussed in Note 3, for the periods ended:

                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                   -----------------------------     -----------------------------
                                                        2003            2002              2003            2002
                                                   -------------   -------------     -------------   -------------
                                                     (Restated)                        (Restated)
Weighted average number of common
    shares outstanding - basic                         6,761,660       6,735,757         6,759,127       6,735,757
Add net additional common shares upon
    assumed exercise of common stock options              42,743         129,090            29,019              --
                                                   -------------   -------------     -------------   -------------
Adjusted weighted average common
    shares outstanding - diluted                       6,804,403       6,864,847         6,788,146       6,735,757
                                                   =============   =============     =============   =============

       For the six months ended June 30, 2002, 124,388 shares of common stock issuable under stock options, were not included in the calculation of diluted earnings per share because their effect would be antidilutive.

6.     OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating segment information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" and has been restated as a result of the matters discussed in Note 3.

       The revenues for Bandwidth Semiconductor have been combined with the Company's Biophotonics Lifesciences segment and has been renamed the Optoelectronics segment. The acquisition of Bandwidth took place on May 23, 2003. The operations from that date through the end of the quarter ended June 30, 2003 were included in the segment disclosures.

                                                         Solar         Solar                                         Total
                                                       Equipment      Systems       Biomedical   Optoelectronics    Company
                                                      -----------------------------------------------------------------------

For the three months ended June 30, 2003 (Restated)
---------------------------------------------------
Net sales and revenues                               $    951,224   $    810,197   $  1,670,737   $    322,763   $  3,754,921
Earnings (loss) from operations                          (488,333)      (145,620)     4,724,377       (132,632)     3,957,792

For the three months ended June 30, 2002
----------------------------------------
Net sales and revenues                               $    886,991   $  1,771,640   $  1,685,475   $    217,345   $  4,561,451
Earnings (loss) from operations                          (338,253)       217,229        104,973          7,493         (8,558)

For the six months ended June 30, 2003 (Restated)
--------------------------------------=----------
Net sales and revenues                               $  2,194,585   $    810,197   $  3,306,322   $    402,910   $  6,714,014
Earnings (loss) from operations                          (555,646)      (546,062)     4,420,875       (142,513)     3,176,654

For the six months ended June 30, 2002
--------------------------------------
Net sales and revenues                               $  2,042,860   $  2,474,610   $  2,940,463   $    430,035   $  7,887,968
Earnings (loss) from operations                          (481,070)       (73,335)       (66,098)         4,216       (616,287)

7.     INTANGIBLE ASSETS

       Intangible assets amounted to $328,601 (net of accumulated amortization of $505,700) and $241,313 (net of accumulated amortization of $499,505) at June 30, 2003 and December 31, 2002, respectively. These intangible assets primarily consist of patents that the Company has been awarded and are amortized over the shorter of their useful lives or their terms, principally five years. There are no expected residual values related to these intangible assets. Included in the amortization expense estimates is $50,000 of patents pending expenses which relate to costs incurred toward securing patents, that have not yet been granted. For presentation purposes, the Company includes the estimated patent pending expense in the table below. Estimated fiscal year amortization expense is as follows:

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

8.     STOCK-BASED COMPENSATION

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

       The per-share weighted-average fair value of stock options granted during the quarter ended June 30, 2003 and 2002 was $2.39 and $2.25, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

Year   Expected Dividend Yield   Risk-Free Interest Rate   Expected Option Life   Expected Volatility Factor
----   -----------------------   -----------------------   --------------------   --------------------------
2003             --                       3.33%                   5 years                   81.67%
2002             --                       4.93%                   5 years                   88.50%

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

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------   ---------------------------
                                                         2003           2002           2003           2002
                                                     ------------   ------------   ------------   ------------
                                                      (Restated)                    (Restated)
Net earnings (loss)                                     $3,261,280  $      1,441   $  2,487,571   $   (603,250)
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects             (84,629)       (80,467)      (170,044)      (132,878)
                                                     ------------   ------------   ------------   ------------

Pro forma net earnings (loss)                        $  3,176,651   $    (79,026)  $  2,317,527   $   (736,128)
                                                     ============   ============   ============   ============

Earnings (loss) per share:
   Basic - as reported                               $       0.48   $       0.00   $       0.37   $      (0.09)
                                                     ============   ============   ============   ============
   Basic - pro forma                                 $       0.47   $      (0.01)  $       0.34   $      (0.11)
                                                     ============   ============   ============   ============

   Diluted - as reported                             $       0.48   $       0.00   $       0.37   $      (0.09)
                                                     ============   ============   ============   ============
   Diluted - pro forma                               $       0.47   $      (0.01)  $       0.34   $      (0.11)
                                                     ============   ============   ============   ============

9.     ACQUISITION AND RELATED PARTY TRANSACTION

       On May 23, 2003, the Company acquired from Stratos Lightwave, Inc. ("Stratos") all the ownership interest of Bandwidth Semiconductor, LLC ("Bandwidth"), a Delaware limited liability company, located in Hudson, New Hampshire. Bandwidth is a compound semiconductor foundry providing material and device fabrication services to defense, telecommunications and biomedical instrument industries.

       Prior to December 30, 1999, Bandwidth had been the Company's Optoelectronics division, until it was sold to Stratos for a total of $12,950,000 in cash. On May 23, 2003, Bandwidth was re-acquired by the Company. The Company now owns 100% of the ownership interest of Bandwidth and the results of operations have been included herein since the date of the acquisition. Prior to the acquisition, Bandwidth was a wholly owned subsidiary of Stratos.

       The total purchase price was $724,969 in cash plus related acquisition costs of $150,000 and liabilities assumed of $2,983,779. The Company's acquisition of Bandwidth did not include the building in Hudson, New Hampshire occupied by Bandwidth. The Company assumed an unrelated party capital lease with GE Capital that Bandwidth had entered into to finance the purchase of a wafer production reactor. The consideration from the Company to Stratos also included the release and forgiveness from all future obligations of Bandwidth and Stratos in connection with a Sublease Agreement with the Company dated December 29, 1999 and expiring on November 30, 2005 for approximately 21,275 square-feet of space previously occupied by Bandwidth in Bedford, Massachusetts, that is now vacant.

       The total purchase price of $3,708,748 was preliminarily allocated based on management's estimated fair value of the assets acquired and liabilities assumed, is summarized as follows:

       Current assets                                               $   402,796
       Property and equipment                                         3,305,952
       Reactor capital lease                                         (1,359,022)
       Accrued lease obligation - related party                      (1,069,525)
       Other liabilities                                               (555,232)
                                                                    -----------
          Total cash paid                                           $   724,969
                                                                    ===========

The allocation of the purchase price is subject to revision, based on the final valuation of the assets acquired. The Company is in the process of obtaining an independent appraisal of the assets.

       In conjunction with the acquisition of Bandwidth by the Company, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary (SPI-Trust), purchased from Stratos, the parent company, the building that Bandwidth occupies for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square-feet) Bandwidth occupies in Hudson, New Hampshire with SPI-Trust whereby the Company will pay $4.1 million to SPI-Trust over an initial five year term expiring in 2008 with an option to extend for five years. The lease agreement does not provide for a transfer of ownership at any point. This lease has been classified as a related party capital lease and a summary of payments are as follows:

         Year      Rate Per Square Foot     Annual Rent     Monthly Rent
        ------     --------------------     -----------     ------------
        Year 1             $6.00             $ 540,000        $ 45,000
        Year 2              7.50               675,000          56,250
        Year 3              8.50               765,000          63,750
        Year 4             10.50               945,000          78,750
        Year 5             13.50             1,215,000         101,250

       The following pro forma information, which has been restated as discussed in Note 3, assumes that the acquisition of Bandwidth had been completed as of the beginning of 2003. For comparative purposes, the Bandwidth results of operations for 2002 have also been included in the prior year pro forma data.

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                   ---------------------------   ---------------------------
                                       2003           2002           2003           2002
                                   ------------   ------------   ------------   ------------
                                    (Restated)     (Restated)     (Restated)     (Restated)
       Revenue                     $  3,917,294   $  5,121,514   $  7,310,622   $  8,907,601

       Net income (loss)           $  2,999,034   $ (1,264,930)  $    974,950   $ (3,112,361)

       Earnings (loss) per share   $       0.44   $      (0.18)  $       0.14   $      (0.46)


       The pro forma financial information is not necessarily indicative of the results to be expected in future quarters as a result of the acquisition of Bandwidth. The historical results for Bandwidth reflect a primary focus on the development of advanced optoelectronic devices to be incorporated into the telecommunications and data networking products of its former parent and also reflect the impact of corporate allocations and interest expense associated with cash advances from the former parent.

10.    PROPERTY UNDER CAPITAL LEASES AND LEASE COMMITMENTS

       At June 30, 2003, the Company had capital leases in effect for a building and fabrication equipment. The Company also had operating leases for office space and other miscellaneous items.

       The components of capitalized costs and carrying value of the property under capital leases were as follows:

                                                                      2003
                                                                 -------------
       Unrelated party capital lease:
         Equipment                                               $     773,170
         Less accumulated amortization                                 (12,886)
                                                                 -------------
                                                                 $     760,284
                                                                 =============


                                                                      2003
                                                                 -------------
       Related party capital lease:
         Hudson, New Hampshire building                          $   3,390,397
         Less accumulated amortization                                 (56,507)
                                                                 -------------
                                                                 $   3,333,890
                                                                 =============


       A schedule of future minimum lease payments at June 30, 2003 follows:

                                                                                 Unrelated
                                                                                   Party
                                            Unrelated Party    Related Party     Operating     Related Party
                                             Capital Lease     Capital Lease       Leases     Operating Lease
                                            ---------------    -------------     ---------    ---------------
2003                                           $  218,466        $  292,965     $  166,474      $  532,998
2004                                              436,932           618,750        209,819       1,065,997
2005                                              436,932           727,500        162,852         977,164
2006                                              495,655           870,000        159,246              --
2007                                                   --         1,102,500          5,639              --
2008                                                   --           495,260             --              --
                                               ----------        ----------     ----------      ----------
   Total minimum lease payments                 1,587,985         4,106,975        704,030       2,576,159
Less amount representing interest                (187,297)         (749,606)            --              --
                                               ----------        ----------     ----------      ----------
Present value of minimum lease payments         1,400,688         3,357,369             --              --
Less current portion                             (361,754)         (326,213)            --              --
                                               ----------        ----------     ----------      ----------
                                               $1,038,934        $3,031,156     $  704,030      $2,576,159
                                               ==========        ==========     ==========      ==========

Unrelated Party Capital Lease
-----------------------------

       In September 2001, Bandwidth Semiconductor, LLC ("Bandwidth") entered into an agreement with GE Capital Leasing Corp, for the lease of a reactor for its wafer production line. The lease is accounted for as a capital lease. Under the lease agreement, the Company is making monthly payments of $36,000. After the initial three-year period ending in September 2004, the lease allows for an additional two-year extension. The Company expects to extend the lease term for the additional two years to September 2006. The lease includes a residual value guarantee of $204,000 at the end of extended period.

Related Party Capital Lease
---------------------------

       In conjunction with the acquisition of Bandwidth by the Company, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased the building that Bandwidth occupies from Stratos, the parent company, for $3.7 million. The Company's Bandwidth Semiconductor division entered into a lease for the building it occupies from the Trust. The lease is for an initial five-year term expiring in 2008 with an option to extend for five years. It has been classified a capital lease; under the lease agreement, the Company is making monthly payments of $45,000 for the first 12 months, with increasing monthly payments each year, through June 2008 for total payments of $4.1 million. Interest costs were assumed at 7%. The lease does not provide for a transfer of ownership at anytime.

Unrelated Party Operating Leases
--------------------------------

       Unrelated party operating leases primarily consist of leases for copiers and the telephone system.

Related Party Operating Lease
-----------------------------

       The Company subleases 74,000 square-feet in a building from Mykrolis Corporation, which leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease for the six months ended was $884,000 in 2003. This amount does not take into account rent received by the Company for subleasing approximately 21,275 square-feet of its 74,000 square-feet to the purchaser of the Company's Optoelectronics business, over the first five months of 2003. As discussed below the Company has released Bandwidth from the aforementioned sublease.

       In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner abandoned the space being subleased from the Company in Bedford, Massachusetts to move to the new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,069,525. The difference between the actual rent payment and the discounted rent payment will be accreted to the income statement as interest expense which is reflected in the Company's balance sheet as of June 30, 2003 as an "accrued lease obligation - related party".

       Total rent expense under operating leases was approximately $739,000 for the six months ended June 30, 2003. Rent expense was offset by the rental income from Bandwidth under the sublease agreement between the Company and Bandwidth, prior to the date Bandwidth was re-acquired.

11.    SALE OF A LICENSE

       In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc., a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5 million upon the execution of the agreement, with another $5 million due upon the earlier to occur the date of first commercial sale of a licensed product by Bard, but no more than 18 months after signing, and another $6 million upon achievement of certain milestones by Bard Access Systems. The Company recorded a net gain of $4,465,000 from the proceeds received in 2002, after reduction of direct costs, and has been recorded as a component of earnings from operations. The Company believes that the sale of the license does not reflect the day-to-day operations of the Company. Therefore, the net proceeds received has been classified under investing activities in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2003. The second $5 million payment was received in June 2003 and it was recorded as a net gain of $4,989,000, and has been recorded as a component of earnings from operations. In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard Access Systems a right of first refusal should the Company seek to sell the Catheter business.

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

Summary Results
---------------

       The results of operations of Bandwidth from May 23, 2003 are included in the results of operations for the quarter and six months ended June 30, 2003, for the Company. The Bandwidth activity was not material to the results of the Company and therefore, are not separately discussed in the following discussion of the Company's results. The results of operations of Bandwidth from May 23, 2003 through June 30, 2003 are not necessarily indicative of results to be expected in future periods.

       The following tables set forth the results for Bandwidth:

       For the period of May 23, 2003 through June 30, 2003:

        Net sales and revenues                                     $   279,972
        Loss from operations                                           (95,185)
        Interest expense                                               (31,780)
                                                                   -----------
        Net loss                                                   $  (126,965)
                                                                   ===========


                                                                  June 30, 2003
                                                                  -------------
       Assets
        Current assets                                             $   515,469
        Net property and equipment                                   6,622,119
                                                                   -----------
           Total assets                                            $ 7,137,588
                                                                   ===========

       Liabilities
        Current liabilities                                        $   942,306
        Current liabilities - related party                            790,876
        Long-term liabilities                                        1,170,388
        Long-term liabilities - related party                        3,636,016
        Members equity                                                 598,002
                                                                   -----------
           Total liabilities and members equity                    $ 7,137,588
                                                                   ===========

The following table sets forth certain items as a percentage of the Company's net sales and revenues for the periods presented:

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                       ---------------------------     -------------------------
                                                           2003           2002            2003          2002
                                                         --------       --------        --------      --------
       Net sales and revenues                              100%           100%            100%          100%
       Cost of sales and revenues                           79             69              78            73
                                                         --------       --------        --------      --------
         Gross profit                                       21             31              22            27
       Selling, general and administrative expenses         41             29              43            33
                                                         --------       --------        --------      --------
       Internal research and development                     8              2               6             2
       Gain on sale of  license                            133             --              74            --
         Earnings (loss) from operations                   105             --              47            (8)
         Loss before income taxes                          105             --              47            (8)
          Income tax expense                                18             --              10            --
                                                         --------       --------        --------      --------
         Net earnings (loss)                                87%             0%             37%           (8%)
                                                         ========       ========        ========      ========

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2002
-------------

NET SALES AND REVENUES

       Net sales and revenues decreased $806,000 or 18% for the three months ended June 30, 2003 to $3,755,000, compared to $4,561,000 for the three months ended June 30, 2002. Contract research and service revenues increased $202,000 or 12% to $1,927,000 for the three months ended June 30, 2003 compared to $1,725,000 for 2002. Sales of goods decreased $1,008,000 or 36% to $1,828,000 for the three months ended June 30, 2003, compared to $2,836,000 for 2002.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                               Three Months Ended June 30,
                                                        ------------------------------------------
                                                            2003           2002         % Change
                                                        ------------   ------------   ------------
       Contract research and service revenues             $1,927,000     $1,725,000        12%
       Sales of goods                                      1,828,000      2,836,000       (36%)
                                                        ------------   ------------
            Net sales and revenues                        $3,755,000     $4,561,000       (18%)
                                                        ------------   ------------

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

       Net sales and revenues decreased $1,174,000 or 15% for the six months ended June 30, 2003 to $6,714,000, compared to $7,888,000 for the six months ended June 30, 2002. Contract research and service revenues increased $153,000 or 5% to $3,519,000 for the six months ended June 30, 2003 compared to $3,366,000 for 2002. Sales of goods decreased $1,327,000 or 29% to $3,195,000 for the six months ended June 30, 2003, compared to $4,522,000 for 2002.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                 Six Months Ended June 30,
                                                        ------------------------------------------
                                                            2003           2002         % Change
                                                        ------------   ------------   ------------
       Contract research and service revenues           $  3,519,000   $  3,366,000         5%
       Sales of goods                                      3,195,000      4,522,000       (29%)
                                                        ------------   ------------
            Net sales and revenues                      $  6,714,000   $  7,888,000       (15%)
                                                        ============   ============

       The increase in contract research and service revenues for the six month period ended June 30, 2003 is attributed to the increase in U.S. government research contracts and increased demand for the Company's biomedical processing services. The decrease in sales of goods for the six month period ended June 30, 2003 is primarily due to zero revenue associated with solar systems sales for the three month period ended March 31, 2003. Solar systems revenue continued to display volatility arising from the project nature of the business and from the varying impacts of extended building permit processes, and weather induced delays, both substantially beyond the direct control of the Company. We anticipate that the revenue associated with the solar systems business will continue to demonstrate volatility in succeeding quarters.

       Solar equipment revenue also displays a degree of volatility due to the project nature of the capital equipment sold. Solar equipment revenue has been affected by a combination of low unit volume, as producers of solar module defer capital expansions, and reduced unit pricing due to pricing pressures and competition within the industry. We anticipate that both of these factors will extend into the next two quarters.

COST OF SALES AND REVENUES

       The total cost of sales and revenues decreased $170,000 to $2,978,000, and increased to 79% of total net sales and revenues, for the quarter ended June 30, 2003, compared to $3,148,000 or 69% of total net cost of sales and revenues for the quarter ended June 30, 2002. The cost of contract research and service revenues increased $286,000 to $1,256,000 increasing to 65% of related revenues for the three months ended June 30, 2003, compared to $970,000 or 56% of related revenues for the three months ended June 30, 2002. The increase is a result of a shift in mix towards the Company's biomedical processing services. Cost of goods sold decreased $456,000 to $1,722,000, and increased to 94% of related sales, for the three months ended June 30, 2003, compared to $2,178,000 or 77% of related sales for the three months ended June 30, 2002. The increase in cost of goods as a percentage of related sales is a result of the fixed cost associated with the Company's manufacturing operation.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                 Three Months Ended June 30,
                                                        -------------------------------------------
                                                            2003         %         2002         %
                                                        ------------   -----   ------------   -----
       Cost of contract research and service revenues   $  1,256,000    65%    $    970,000    56%
       Cost of goods sold                                  1,722,000    94%       2,178,000    77%
                                                        ------------           ------------
           Total cost of sales and revenues              $2,978,000     79%    $  3,148,000    69%
                                                        ============           ============

COST OF SALES AND REVENUES

       The total cost of sales and revenues decreased $464,000 to $5,265,000 increasing to 78% of total net sales and revenues, for the six months ended June 30, 2003, compared to $5,729,000 or 73% of total net cost of sales and revenues for the six months ended June 30, 2002. The cost of contract research and service revenues increased $95,000 to $2,255,000 decreasing to 64% of related revenues for the six months ended June 30, 2003, compared to $2,160,000 or 64% of related revenues for the six months ended June 30, 2002. The increase is a result of a shift in mix towards the Company's biomedical processing services. Cost of good sold decreased $559,000 to $3,010,000, and increased to 94% of related sales, for the six months ended June 30, 2003, compared to $3,569,000 or 80% of related sales for the three months ended June 30, 2002. The increase in cost of goods as a percentage of related sales is a result of the fixed cost associated with the Company's manufacturing operation.

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                  Six Months Ended June 30,
                                                        -------------------------------------------
                                                            2003         %         2002         %
                                                        ------------   -----   ------------   -----
       Cost of contract research and service revenues   $  2,255,000    64%    $  2,160,000    64%
       Cost of goods sold                                  3,010,000    94%       3,569,000    80%
                                                        ------------           ------------
           Total cost of sales and revenues             $  5,265,000    78%    $  5,729,000    73%
                                                        ============           ============

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the three months ended June 30, 2003 increased $204,000 or 260% to $283,000, compared to $79,000 for the three months ended June 30, 2002, as the Company continued its investment in the catheter development program and development of the next generation of manufacturing equipment.

       Internal research and development for the six months ended June 30, 2003 increased $244,000 or 181% to $379,000, compared to $135,000 for the six months ended June 30, 2002, as the Company continued its investment in the catheter development program and in the development of "next generation" solar energy module manufacturing equipment under a cost sharing contract with the Department of Energy National Renewable Energy Laboratory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the three months ended June 30, 2003 increased $182,000 to $1,525,000, and increased to 41% of sales and revenues, compared to $1,343,000 or 29% of sales and revenues for the three months ended June 30, 2002. The increase in selling, general and administrative expenses as a percentage of sales and revenues are due to lower revenues in 2003, as compared to the three months ended June 30, 2002.

       Selling, general and administrative expenses for the six months ended June 30, 2003 increased $242,000 to $2,882,000, and increased to 43% of sales and revenues, compared to $2,640,000 or 33% of sales and revenues for the six months ended June 30, 2002.

       The increase in selling, general and administrative expenses reflects increased sales and marketing efforts associated with the launch of our hemodialysis catheter product line as well as additional costs for outside legal and accounting services.

INTEREST

       The Company incurred net interest expense of $21,000 for the quarter ended June 30, 2003, compared to $10,000 of interest income for the quarter ended June 30, 2002. The Company incurred interest expense of $14,000 for the six months ended June 30, 2003, compared to interest income of $13,000 for the six months ended June 30, 2002. This is primarily as a result of interest expense incurred by the Bandwidth Semiconductor division, acquired during the quarter.

INCOME TAXES

       The Company incurred income tax expense of $675,000 for the quarter and the six months ended June 30, 2003, compared to $100 of income taxes for the quarter and the six months ended June 30, 2002. The effective tax rate was 17% for the quarter ended June 30, 2003 and 21% for the six months ended June 30, 2002. The effective tax rates reflect the effect of tax credit carryforwards from prior periods.

NET EARNINGS (LOSS)

       The Company reported a net earnings for the quarter ended June 30, 2003 of $3,261,000, compared to net earnings of $1,000 for the quarter ended June 30, 2002. The Company reported net earnings for the six months ended June 30, 2003 of $2,488,000, compared to a net loss of $603,000 for the six months ended June 30, 2002. The earnings for the quarter ended June 30, 2003 are attributed to the Company's income associated with a payment received relating to the sale of a license for the Company's hemodialysis split-tip catheter.

Liquidity and Capital Resources
-------------------------------

       To date, the Company has been able to fund its operating cash requirements using proceeds from the licensing of technology, and available lines of credit. On June 23, 2003, the Company entered into a Letter of Credit Agreement with Citizens Bank of Massachusetts. The Agreement provides Standby Letter of Credit Guarantees for foreign customers and is 100% secured with cash. At June 30, 2003, the Company had $103,000 of restricted cash associated with the line of credit. The agreement also provides the Company with the ability to convert to a $2 million revolving credit facility, based upon eligible accounts receivable.

       The Company believes it has sufficient resources to finance its current operations for the foreseeable future through working capital. The Company also believes that it has sufficient financial resources to cover the liabilities assumed in the acquisition of Bandwidth. Cash and cash equivalents increased $3,258,000 to $11,057,000, including restricted cash of $103,000 at June 30, 2003 from $7,799,000 at December 31, 2002. To date, there are no material commitments by the Company for capital expenditures. At June 30, 2003, the Company's retained earnings were $4,949,000, compared to retained earnings of $2,461,000 as of December 31, 2002. Working capital as of June 30, 2003 increased 4% to $10,976,000, compared to $10,524,000 as of December 31, 2002.

       The following table summarizes the Company's contractual obligations at June 30, 2003 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                          Payments Due by Period
                                       -------------------------------------------------------------
                                                    Less than                               After 5
     Contractual Obligation              Total        1 Year    1 - 3 Years   4 - 5 Years    Years
--------------------------------       ----------   ---------   -----------   -----------   --------
Unrelated party capital lease          $1,588,000   $ 218,000    $  874,000    $  496,000         --
Related party capital lease            $4,107,000   $ 293,000    $1,346,250    $1,972,500   $495,250
Unrelated party operating leases       $  704,000   $ 166,000    $  373,000    $  165,000         --
Related party operating leases         $2,576,000   $ 533,000    $2,043,000            --         --

Included in the related party operating leases is the accrued lease obligation in the amount of $1,069,525.

       On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term. As of June 30, 2003, the Company is committed to purchase 23 million solar cells. BPS has the right to repossess the equipment should the Company not purchase its committed quantity or convert into equity of Spire Solar Chicago the initial purchase price of all equipment purchased from the Company. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $3,466 during the quarter ended June 30, 2003. Subsequent to the quarter ending June 30, 2003, the Company completed negotiations with BPS to include purchases other than solar cells. The contract modification changed the Company's purchase commitment to purchase from 23 million solar cells to $17.5 million of photovoltaic products. The Company anticipates that the impact from the modification will increase the monthly amortization of the unearned purchase discount by approximately $10,000 per month.

Recent Accounting Pronouncements
--------------------------------

       In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not anticipated to have a material effect on the Company's results of operations or financial position.

       In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

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

       In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations. SFAS 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142.

       The Company adopted the provisions of SFAS 141 as of July 1, 2001, and SFAS 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full, are not amortized. The adoption of the SFAS 141 and 142 has not had a material impact on the Company's financial position or results of operations.

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

Related Party Transactions
--------------------------

       The Company subleases 74,000 square-feet in a building from Mykrolis Corporation, which leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Total rent expense under this sublease for the six months ended was $884,000 in 2003. This amount does not take into account rent received by the Company for subleasing approximately 21,275 square-feet of its 74,000 square-feet to the purchaser of the Company's Optoelectronics business, over the first five months of 2003. As discussed below the Company has released Bandwidth from the aforementioned sublease.

       In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth abandoned the space being subleased from the Company in Bedford, Massachusetts to move to the new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result the present value of the remaining lease obligation associated with the unused space was recorded on the balance sheet as an accrued lease obligation - related party of $1,069,525. The difference between the actual rent payment and the discounted rent payment will be accreted to the income statement as interest expense.

       In conjunction with the acquisition of Bandwidth by the Company, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President, is sole trustee and principal beneficiary, purchased the building that Bandwidth occupies from Stratos, the parent company, for $3.7 million. The Company's Bandwidth Semiconductor division entered into a lease for the building it occupies from the Trust. The lease is for an initial five-year term expiring in 2008 with option to extend for five years. It has been classified a capital lease; under the lease agreement, the Company is making monthly payments of $45,000 for the first 12 months, with increasing monthly payments each year, through June 2008 for total payments of $4.1 million. Interest costs were assumed at 7%. The lease does not provide for a transfer of ownership at anytime.

Critical Accounting Policies
----------------------------

       The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to long-lived assets, income taxes, warranties. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements

REVENUE RECOGNITION

       The Company derives its revenues from three primary sources: (1) sales of solar energy manufacturing equipment and solar energy systems; (2) biomedical processing services; and (3) United States government funded research and development contracts. The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts (or

EXW Factory) basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer-owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with a number of elements, the Company allocates fair value to each element in the contract and revenue is recognized upon delivery of the element.

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

IMPAIRMENT OF LONG-LIVED ASSETS

       Long-lived assets, including fixed assets and intangible assets, are continually monitored and are evaluated at least annually for impairment. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset.

ACQUISITION ACCOUNTING

       Through its acquisition, the Company has accumulated assets the valuation of which involves estimates based on fair value assumptions. Estimated lives assigned to the assets acquired in a business purchase also involve the use of estimates. These matters that are subject to judgments and estimates are inherently uncertain, and different amounts could be reported using different methodologies. Management uses its best estimate in determining the appropriate values and estimated lives to reflect in the financial statements, using historical experience, market data, and all other available information.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Financial Controller and Treasurer (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Financial Controller and Treasurer concluded that as of June 30, 2003 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and forms.

       From time to time the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation of, the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of our independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting. For example, as a result of the recent resignation of the Company's Chief Financial Officer (as discussed in Item 5 of Part II below), the Company intends to commence a search for a new chief financial officer, and we expect to hire an experienced person with an appropriate background to manage the diverse and complex financial issues which may arise in our business. The Company is also continuing its efforts to upgrade the information technology capabilities of certain of the Company's business units, as well as integrate the financial accounting systems used by certain of its business units.

       Subsequent to the evaluation of disclosure controls and procedures discussed above, and in connection with the initial filing of the Form 10-QSB, which, as noted in Amendment No. 1 to the Form 10-QSB, was submitted prior to the completion of the required review by the Company's independent accountants, the Audit Committee engaged outside counsel to conduct an internal investigation into the events surrounding the preparation and filing of the Form 10-QSB. Based on the results of that investigation, outside counsel concluded that weaknesses exist in the Company's disclosure controls and procedures and proposed an action plan designed to strengthen the Company's disclosure controls and procedures. The Audit Committee, the Board of Directors and management intend to adopt and implement certain of those recommendations as soon as practicable with the goal of strengthening the Company's disclosure controls and procedures.

       Also subsequent to the evaluation of disclosure controls and procedures discussed above, and subsequent to both the initial filing of the Form 10-QSB and Amendment No. 1 to the Form 10-QSB, the Company's independent auditors, KPMG LLP, advised management and the Audit Committee by a letter dated December 24, 2003 that, in connection with KPMG's review of the financial statements of the Company for the three and six-month periods ended June 30, 2003, it noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG advised management and the Audit Committee that it considered the following to constitute material weaknesses in internal control and operations: the Company's failure to adequately staff its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from, among other things, the acquisition of Bandwidth and the implementation of a new financial reporting system.

       The Company is currently assessing the findings of KPMG. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting. These efforts will include the search for a new chief financial officer with the appropriate qualifications, the upgrade of the information technology capabilities of certain of the Company's business units, and the integration of the financial accounting systems used by certain of the Company's business units.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

       There was no change in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The Company has been named as a defendant in 69 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of allegedly defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. In June 2003, a judge in a state court in Harris County, Texas agreed to grant the Company's motion for summary judgment based upon the principle of federal preemption with regard to 68 of those cases and to order that the cases against the Company be dismissed with prejudice. An order to this effect was signed in late July. The Company believes that the plaintiffs ultimately plan to appeal the court's decision. The remaining case is still pending, and due to aspects of its fact situation is not subject to the principle of federal preemption.

       The Company has concluded a dispute with ATmicro Solar, Ltd., a customer of the Company. In May 2003, the customer made various claims against the Company and had requested the return of certain funds paid for equipment it had agreed to purchase from the Company. The Company agreed to pay $75,000 to settle the dispute, with the execution by the parties of a full and general mutual release. The settlement was fully accrued at June 30, 2003.

ITEM 2. CHANGES IN SECURITIES

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 23, 2003, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders.

       The number of directors was fixed at eight, leaving one vacancy, Udo Henseler, David R. Lipinski, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer, Roger W. Redmond, and John A. Tarello, were elected to the Board of Directors to hold office until the 2004 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

                                   Shares     Shares Voting Against      Shares       Broker
                 Nominee         Voting for    or Authority Withheld   Abstaining   Non-Votes
       -----------------------   ----------   ----------------------   ----------   ---------
       Udo Henseler               5,620,740           76,040               --           --
       David R. Lipinski          5,620,740           76,040               --           --
       Roger G. Little            5,620,740           76,040               --           --
       Michael J. Magliochetti    5,618,240           78,540               --           --
       Guy L. Mayer               5,618,240           78,540               --           --
       Roger W. Redmond           5,618,240           77,140               --           --
       John A. Tarello            5,620,740           76,040               --           --

      Proposal Number 2 was to approve an amendment to the Company's 1996 Equity Incentive Plan to increase the number of shares that may be offered thereunder from 1,000,000 to 1,500,000. The results for Proposal Number 2 were as follows:

                         Shares    Shares Voting Against     Shares      Broker
                       Voting for   or Authority Withheld  Abstaining  Non-Votes
                       ----------  ----------------------  ----------  ---------
       Proposal Two     3,242,305         138,339            18,200    2,297,936

ITEM 5. OTHER INFORMATION.

       On November 4, 2003, David R. Lipinski resigned as the Company's Chief Financial Officer. Mr. Lipinski will remain a director of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.     Exhibits
       --------

        10(h) Purchase Agreement dated May 23, 2003 with Stratos Lightwave and Bandwidth Semiconductor, LLC*

        10(i) Lease Agreement dated May 23, 2003 by and between Roger G. Little, Trustee of SPI-Trust as Landlord and Spire Corporation as Tenant*

        31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

       *Previously filed.

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


                                      SPIRE CORPORATION


Dated: December 31, 2003              By: /s/ Roger G. Little
                                          --------------------------------------
                                          Roger G. Little
                                          President, Chief Executive Officer
                                          and Chairman of the Board


Dated: December 31, 2003              By: /s/ Gregory G. Towle
                                          --------------------------------------
                                          Gregory G. Towle
                                          Financial Controller and Treasurer
                                         (Principal Financial and Accounting
                                          Officer)

                                  EXHIBIT INDEX

EXHIBIT

 10(h) Purchase Agreement dated May 23, 2003 with Stratos Lightwave and Bandwidth Semiconductor, LLC*

 10(i) Lease Agreement dated May 23, 2003 by and between Roger G. Little, Trustee of SPI-Trust as Landlord and Spire Corporation as Tenant*

 31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

  *Previously filed.