Form 10QSB
period 2003-09-30
SPIRE CORP
filed 2004-01-23
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2003; or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ______________ to ______________



                         Commission file number: 0-12742


                                SPIRE CORPORATION
                                -----------------
           (Name of small business issuer as specified in its charter)



          MASSACHUSETTS                                     04-2 57335
          -------------                                     ----------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

                                ONE PATRIOTS PARK
                        BEDFORD, MASSACHUSETTS 01730-2396
                        ---------------------------------
                    (Address of principal executive offices)


                                  781-275-6000
                                  ------------
                           (Issuer's telephone number)


              Securities registered under Section 12(g) of the Act:
      COMMON STOCK, $0.01 PAR VALUE; REGISTERED ON THE NASDAQ STOCK MARKET
      --------------------------------------------------------------------
                                (Title of class)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,765,660 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on December 31, 2003.


     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|


================================================================================

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30,
          2003 (Unaudited) and December 31, 2002  .........................  1

          Unaudited Condensed Consolidated Statements of Operations
          for the Three and Nine Months Ended September 30, 2003 and
          2002   ..........................................................  2

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 2003 and 2002  ..........  3

          Notes to Unaudited Condensed Consolidated Financial
          Statements  .....................................................  4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  ...................................... 11

Item 3.   Controls and Procedures  ........................................ 18


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings  .............................................. 20

Item 2.   Changes in Securities   ......................................... 20

Item 3.   Defaults Upon Senior Securities  ................................ 20

Item 4.   Submission of Matters to a Vote of Security Holders ............. 20

Item 5.   Other Information  .............................................. 20

Item 6.   Exhibits and Reports on Form 8-K  ............................... 20


SIGNATURES   .............................................................. 21

EXHIBITS

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
                                                                       (UNAUDITED)
                                             ASSETS
Current assets
--------------
   Cash and cash equivalents                                          $  8,501,010     $  7,798,716
   Restricted cash                                                         520,690               --
                                                                      ------------     ------------
      Total cash                                                         9,021,700        7,798,716
                                                                      ------------     ------------

   Accounts receivable, trade:
      Amounts billed                                                     2,927,037        3,574,851
      Retainage                                                             54,958           67,715
      Unbilled costs                                                       389,622          634,958
                                                                      ------------     ------------
                                                                         3,371,617        4,277,524
      Less allowance for doubtful accounts                                (288,244)        (349,443)
                                                                      ------------     ------------
      Net accounts receivable                                            3,083,373        3,928,081
                                                                      ------------     ------------

   Inventories                                                           1,680,156        2,220,587
   Deferred tax asset                                                      373,000          116,000
   Prepaid expenses and other current assets                               661,563          988,500
                                                                      ------------     ------------
      Total current assets                                              14,819,792       15,051,884
                                                                      ------------     ------------

Property and equipment                                                  23,132,372       15,604,809
   Less accumulated depreciation and amortization                      (14,136,828)     (13,132,220)
                                                                      ------------     ------------
      Net property and equipment                                         8,995,544        2,472,589
                                                                      ------------     ------------

Intangible assets (less accumulated amortization,
 $518,469 in 2003 and $499,505 in 2002)                                    381,651          241,313
Other assets                                                                 8,325            6,324
                                                                      ------------     ------------
         Total other assets                                                389,976          247,637
                                                                      ------------     ------------
         Total assets                                                 $ 24,205,312     $ 17,772,110
                                                                      ============     ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
   Current portion of capital lease obligation                        $    361,754     $         --
   Current portion of capital lease obligation -
     related party  (Note 9)                                               326,213               --
   Accounts payable                                                      1,057,641        1,852,332
   Accrued liabilities                                                   1,836,532        1,392,585
   Income taxes payable                                                     11,000          224,000
   Accrued lease obligation - related party                                464,663               --
   Advances on contracts in progress                                     1,281,565        1,058,852
                                                                      ------------     ------------
      Total current liabilities                                          5,339,368        4,527,769
                                                                      ------------     ------------

   Long-term portion of capital lease obligation                           950,849               --
   Long-term portion of capital lease obligation -
     related party  (Note 9)                                             2,954,465               --
   Accrued lease obligation - related party                                486,565               --
   Unearned purchase discount                                            1,448,828        1,469,123
                                                                      ------------     ------------
                                                                        11,180,075        5,996,892
Stockholders' equity
--------------------
   Common stock, $0.01 par value; shares authorized
     20,000,000; issued 6,761,660 shares in 2003 and
     6,755,660 shares in 2002                                               67,617           67,557
   Additional paid-in capital                                            9,258,576        9,246,421
   Retained earnings                                                     3,699,044        2,461,240
                                                                      ------------     ------------
      Total stockholders' equity                                        13,025,237       11,775,218
                                                                      ------------     ------------
      Total liabilities and stockholders' equity                      $ 24,205,312     $ 17,772,110
                                                                      ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                   SEPTEMBER 30,
                                                              ----------------------------    ----------------------------
                                                                  2003            2002            2003            2002
                                                              ------------    ------------    ------------    ------------
Net sales and revenues
   Contract research, service and license revenues            $  2,229,682    $  1,468,085    $  5,748,365    $  4,814,791
   Sales of goods                                                1,843,631       2,728,589       5,038,962       7,269,850
                                                              ------------    ------------    ------------    ------------
       Net sales and revenues                                    4,073,313       4,196,674      10,787,327      12,084,641
                                                              ------------    ------------    ------------    ------------

Costs and expenses
   Cost of contract research, services and licenses              1,767,086         862,806       4,022,325       3,023,103
   Cost of goods sold                                            1,548,622       1,890,515       4,558,418       5,459,493
   Internal research and development                               388,197          66,642         767,542         201,631
   Selling, general and administrative expenses                  2,001,110       1,342,653       4,883,240       3,982,644
                                                              ------------    ------------    ------------    ------------
       Total costs and expenses                                  5,705,015       4,162,616      14,231,525      12,666,871
                                                              ------------    ------------    ------------    ------------

Gain on sale of license                                                 --              --       4,989,150              --
                                                              ------------    ------------    ------------    ------------

Earnings (loss) from operations                                 (1,631,702)         34,058       1,544,952        (582,230)


Interest income (expense), net                                     (68,065)          1,221         (82,148)         14,358
                                                              ------------    ------------    ------------    ------------

Earnings (loss) before income taxes                             (1,699,767)         35,279       1,462,804        (567,872)

Income tax benefit (expense)                                       450,000             100        (225,000)             --
                                                              ------------    ------------    ------------    ------------

Net earnings (loss)                                           $ (1,249,767)   $     35,379    $  1,237,804    $   (567,872)
                                                              ============    ============    ============    ============

Earnings (loss) per share of common stock - basic             $      (0.18)   $       0.01    $       0.18    $      (0.08)
                                                              ============    ============    ============    ============

Earnings (loss) per share of common stock - diluted           $      (0.18)   $       0.01    $       0.18    $      (0.08)
                                                              ============    ============    ============    ============

Weighted average number of common and common equivalent
  shares outstanding - basic                                     6,761,660       6,757,585       6,757,971       6,736,835
                                                              ============    ============    ============    ============

Weighted average number of common and common equivalent
  shares outstanding - diluted                                   6,761,660       6,801,098       6,834,731       6,736,835
                                                              ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ------------------------------
                                                                                2003              2002
                                                                            ------------      ------------
Cash flows from operating activities
   Net income (loss)                                                        $  1,237,804      $   (567,872)
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                           1,023,492           587,771
       Gain on sale of license                                                (4,989,150)               --
       Changes in assets and liabilities, excluding business acquisition:
           Restricted cash                                                      (520,690)               --
           Accounts receivable, net                                            1,125,149          (547,802)
           Inventories                                                           586,648          (524,461)
           Prepaid expenses and other current assets                             146,077           (89,743)
           Accounts payable, income taxes payable and accrued liabilities     (1,166,585)          855,143
           Unearned purchase discount                                            (20,295)               --
           Other assets                                                           (2,001)            3,887
           Advances on contracts in progress                                     222,713           316,071
                                                                            ------------      ------------
               Net cash provided by (used in) operating activities            (2,356,838)           32,994
                                                                            ------------      ------------

Cash flows from investing activities
   Proceeds from sale of license                                               4,989,150                --
   Additions to property and equipment                                          (831,217)         (113,226)
   Acquisition of business  (Note 9)                                            (724,969)               --
   Increase in patent costs                                                     (159,221)         (136,817)
                                                                            ------------      ------------
               Net cash provided by (used in) investing activities             3,273,743          (250,043)
                                                                            ------------      ------------

Cash flows from financing activities
   Net payments on short-term debt                                                    --          (875,000)
   Principal payment of capital lease obligations                               (109,719)               --
   Principal payment on capital lease obligations - related party               (117,107)               --
   Exercise of stock options                                                      12,215            44,695
                                                                            ------------      ------------
               Net cash used in financing activities                            (214,611)         (830,305)
                                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents                             702,294        (1,047,354)

Cash and cash equivalents, beginning of period                                 7,798,716         5,582,884
                                                                            ------------      ------------
Cash and cash equivalents, end of period                                    $  8,501,010      $  4,535,530
                                                                            ============      ============

Supplemental disclosures of cash flow and non-cash flow information

Acquisition of Bandwidth Semiconductor:
   Assets acquired                                                          $  3,708,748      $         --
   Liabilities assumed (including related party obligation of $1,069,525)     (2,983,779)               --
                                                                            ------------      ------------
   Cash paid                                                                     724,969                --

Non-cash financing activities:
   Capital lease obligation for building - related party                    $  3,390,397      $         --
                                                                            ------------      ------------

Cash paid during the period for:
   Interest                                                                 $     34,769      $     44,464
                                                                            ============      ============
   Interest - related party                                                 $     81,281      $         --
                                                                            ============      ============
   Income taxes                                                             $    662,000      $         --
                                                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2003

1.      DESCRIPTION OF THE BUSINESS

        The Company develops, manufactures and markets highly-engineered products and services in four principal business areas: Biomedical, Solar Equipment, Solar Systems and Optoelectronics bringing to bear expertise in materials technologies across all four business areas.

        In the biomedical area, the Company provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; develops and markets hemodialysis catheters and related devices for the treatment of chronic kidney disease and performs sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

        In the solar equipment area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in more than 140 factories and in 42 countries.

        In the solar systems area, the Company provides electric power grid-connected distributed power generation systems employing photovoltaic technology.

        In the Optoelectronics area, the Company provides compound semiconductor foundry services on a merchant basis to customers involved in biomedical/biophotonic instruments, telecommunications and defense applications. Services include compound semiconductor wafer growth, other thin film processes and related device processing and fabrication services. The Company also provides materials testing services and performs services in support of sponsored research into practical applications of optoelectronic technologies.

2.      INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2003 and December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

        The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2002.

3.      INVENTORIES

        Inventories consist of the following:
                                               September 30,       December 31,
                                                   2003                2002
                                               ------------        ------------

        Raw materials                          $    790,152        $    662,384
        Work in process                             676,251           1,324,345
        Finished goods                              213,753             233,858
                                               ------------        ------------
                                               $  1,680,156        $  2,220,587
                                               ------------        ------------

4.      EARNINGS (LOSS) PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------
        Weighted average number of common
            shares outstanding - basic              6,761,660       6,757,585       6,757,971       6,736,835
        Add net additional common shares upon
            exercise of common stock options             --            43,513          76,760            --
                                                 ------------    ------------    ------------    ------------
        Adjusted weighted average common
            shares outstanding - diluted            6,761,660       6,801,098       6,834,731       6,736,835
                                                 ------------    ------------    ------------    ------------

        For the three and nine months ended September 30, 2003, 228,147 and 425,563 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive. Of those amounts, 55,000 and 425,563 shares, for the three and nine months ended September 30, 2003, respectively, had exercise prices per share that exceeded the average market price of the Company's common stock for those periods.

        For the three and nine months ended September 30, 2002, 520,033 and 397,907 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive. Of those amounts, 489,600 and 309,832 shares, for the three and nine months ended September 30, 2002, respectively, had exercise prices per share that exceeded the average market price of the Company's common stock for those periods.

5.      OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

        The results for Bandwidth Semiconductor have been combined with the Company's Biophotonics Lifesciences segment which has been renamed the Optoelectronics segment. The acquisition of Bandwidth Semiconductor took place on May 23, 2003.

                                                    Solar            Solar            Spire                             Total
                                                  Equipment         Systems         Biomedical    Optoelectronics      Company
                                                 ------------     ------------     ------------     ------------     ------------
For the three months ended September 30, 2003
---------------------------------------------
Net sales and revenues                           $  1,350,568     $    384,941     $  1,602,605     $    735,199     $  4,073,313
Loss from operations                                 (242,167)        (365,679)        (666,049)        (357,807)      (1,631,702)

For the three months ended September 30, 2002
---------------------------------------------
Net sales and revenues                           $  1,685,154     $    831,173     $  1,612,140     $     68,207     $  4,196,674
Earnings (loss) from operations                        60,597           41,474          (47,536)         (20,477)          34,058

For the nine months ended September 30, 2003
--------------------------------------------
Net sales and revenues                           $  3,545,152     $  1,195,138     $  4,908,928     $  1,138,109     $ 10,787,327
Earnings (loss) from operations                      (797,813)        (911,741)       3,754,826         (500,320)       1,544,952

For the nine months ended September 30, 2002
--------------------------------------------
Net sales and revenues                           $  3,728,013     $  3,305,784     $  4,552,602     $    498,242     $ 12,084,641
Earnings (loss) from operations                      (397,784)         145,577         (350,706)          20,683         (582,230)

6.      OTHER INTANGIBLE ASSETS

        In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS 142 as of January 1, 2002. SFAS 142 requires goodwill and intangible assets with indefinite lives to no longer be amortized, but instead be tested for impairment at least annually. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Based on that assessment, no adjustments were made to the amortization period or residual values of other intangible assets.

        Other intangible assets amounted to $381,651 (net of accumulated amortization of $518,469) and $234,813 (net of accumulated amortization of $486,579) at September 30, 2003 and December 31, 2002, respectively. These intangible assets primarily consist of patents that the Company had been awarded and are amortized over their useful lives or their terms, ordinarily five years. There are no expected residual values related to these intangible assets. For disclosure purposes, the table below includes amortization expense for patents owned by the Company as well as $50,000 of estimated amortization expense related to patents that remain pending. Estimated amortization expense for the periods ending December 31, is as follows:

                            Amortization
        Year                   Expense
        ----------------------------------
        2003                   $14,729
        2004                    61,459
        2005                    58,875
        2006                    55,009
        2007                    54,448

7.      STOCK-BASED COMPENSATION

        The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148") which is an amendment of SFAS No. 123 "Accounting for Stock - Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net income and earnings per share would have been changed to the pro forma amounts indicated below.

                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                 -----------------------------     ----------------------------
                                                     2003             2002             2003            2002
                                                 ------------     ------------     ------------    ------------

Net earnings (loss), as reported                 $ (1,249,767)    $     35,379     $  1,237,804    $   (567,872)
Deduct:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                                 85,021           82,395          254,585         216,282
                                                 ------------     ------------     ------------    ------------

Pro forma net earnings (loss)                    $ (1,334,788)    $    (47,016)    $    983,219    $   (784,154)
                                                 ------------     ------------     ------------    ------------

Earnings (loss) per share:
   Basic - as reported                           $      (0.18)    $       0.00     $       0.18    $      (0.08)
                                                 ------------     ------------     ------------    ------------
   Basic - pro forma                             $      (0.20)    $      (0.01)    $       0.15    $      (0.12)
                                                 ------------     ------------     ------------    ------------

   Diluted - as reported                         $      (0.18)    $       0.00     $       0.18    $      (0.08)
                                                 ------------     ------------     ------------    ------------
   Diluted - pro forma                           $      (0.20)    $      (0.01)    $       0.14    $      (0.12)
                                                 ------------     ------------     ------------    ------------

        For the quarter ended September 30, 2003, zero stock options were granted.

        The per-share weighted-average fair value of stock options granted during the quarter ended September 30, 2002 was $2.25, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

8.      ACQUISITION AND RELATED PARTY TRANSACTION

        On May 23, 2003, the Company acquired from Stratos Lightwave, Inc. ("Stratos") all of the ownership interests of Bandwidth Semiconductor, LLC ("Bandwidth"), a Delaware limited liability company, located in Hudson, New Hampshire. Bandwidth is a compound semiconductor foundry providing material and device fabrication services to defense, telecommunications and biomedical instrument industries.

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

        The total purchase price was $724,969 in cash plus related acquisition costs of $150,000 and liabilities assumed of $2,983,779. In connection with the acquisition, the Company assumed an unrelated party capital lease with GE Capital that Bandwidth had entered into to finance the purchase of a wafer production reactor. The consideration from the Company to Stratos also included the release and forgiveness from all future obligations of Bandwidth and Stratos in connection with a sublease agreement with the Company dated December 29, 1999 and expiring on November 30, 2005 for approximately 21,275 square-feet of space previously occupied by Bandwidth in Bedford, Massachusetts, that is now vacant. The Company's acquisition of Bandwidth did not include the building in Hudson, New Hampshire occupied by Bandwidth.

        The total purchase price of $3,858,748 was preliminarily allocated based on management's estimated fair value of the assets acquired and liabilities assumed, is summarized is as follows:

        Current assets                                           $    402,796
        Property and equipment                                      3,305,952
        Reactor capital lease                                      (1,359,022)
        Accrued lease obligation - related party                   (1,069,525)
        Other liabilities                                            (555,232)
                                                                 ------------
           Total cash paid                                       $    724,969
                                                                 ------------

The allocation of the purchase price is subject to revision, based on the final valuation of the assets acquired. The Company is in the process of obtaining an independent appraisal of the assets.

        In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos, the building that Bandwidth occupies for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square-feet) Bandwidth occupies in Hudson, New Hampshire with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five year term expiring in 2008 with an option to extend for five years. The lease agreement does not provide for a transfer of ownership at any point. This lease has been classified as a related party capital lease and a summary of payments follows:

                                    Rate Per
         Year                      Square Foot    Annual Rent     Monthly Rent
        ------                    ------------    ------------    ------------

        Year 1                    $       6.00    $    540,000    $     45,000
        Year 2                            7.50         675,000          56,250
        Year 3                            8.50         765,000          63,750
        Year 4                           10.50         945,000          78,750
        Year 5                           13.50       1,215,000         101,250
                                                                  ------------
                                                                  $  4,140,000
                                                                  ------------

The following pro forma information assumes that the acquisition of Bandwidth had been completed as of the beginning of 2003 and 2002, respectively

                                Three Months Ended                Nine Months Ended
                                   September 30,                    September 30,
                          -----------------------------     -----------------------------
                              2003             2002             2003             2002
                          ------------     ------------     ------------     ------------
        Revenue           $  4,073,313     $  4,733,626     $ 11,393,936     $ 13,659,027
        Net loss          $ (1,249,767)    $ (1,140,596)    $   (341,972)    $ (4,604,278)
        Loss per share    $      (0.18)    $      (0.17)    $      (0.05)    $      (0.68)

        The pro forma financial information is not necessarily indicative of the results to be expected in future quarters as a result of the acquisition of Bandwidth.

9.      COMMITMENTS

Property Under Capital Leases and Lease Commitments
---------------------------------------------------

        At September 30, 2003, the Company had capital leases in effect for a building and fabrication equipment. The Company also had operating leases for office space and other miscellaneous items.

        The components of capitalized costs and carrying value of the property under capital leases were as follows:

                                                                     2003
                                                                 ------------
        Unrelated party capital lease:
           Equipment                                             $    773,170
           Less accumulated amortization                              (51,545)
                                                                 ------------
                                                                 $    721,625
                                                                 ------------


                                                                     2003
                                                                 ------------
        Related party capital lease:
           Hudson, New Hampshire building                        $  3,390,397
           Less accumulated amortization                             (226,026)
                                                                 ------------
                                                                 $  3,164,371
                                                                 ------------

        At September 30, 2003, future minimum lease payments for the period ended December 31, 2003 are as follows:

                                                                           Unrelated Party   Related Party
                                         Unrelated Party   Related Party      Operating        Operating
                                          Capital Lease    Capital Lease        Leases           Lease
                                           ------------     ------------     ------------    ------------
2003                                       $    109,233     $    157,965     $     83,236    $    266,499
2004                                            436,932          618,750          209,819       1,065,997
2005                                            436,932          727,500          162,852         977,164
2006                                            495,655          870,000          159,246            --
2007                                               --          1,102,500            5,639            --
2008                                               --            495,260             --              --
                                           ------------     ------------     ------------    ------------
   Total minimum lease payments               1,478,752        3,971,975     $    620,792    $  2,309,660
                                                                             ------------    ------------
Less amount representing interest              (166,149)        (691,299)
                                           ------------     ------------
Present value of minimum lease payments       1,312,603        3,280,676
Less current portion                           (361,754)        (326,213)
                                           ------------     ------------
Long-term portion of capital lease
  obligation                               $    950,849     $  2,954,463
                                           ------------     ------------

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

Related Party Capital Lease
---------------------------

        In conjunction with the acquisition of Bandwidth by the Company, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased the building that Bandwidth occupies from Stratos, the parent company, for $3.7 million. The Company's Bandwidth Semiconductor division entered into a lease for the building it occupies from the Trust. The lease is for an initial five-year term expiring in 2008 with option to extend for five years. It has been classified a capital lease; under the lease agreement, the Company is making monthly payments of $45,000 for the first 12 months, with increasing monthly payments each year, through September 2008 for total payments of $4.1 million. Interest costs were assumed at 7%. The lease does not provide for a transfer of ownership at anytime.

Unrelated Party Operating Leases
--------------------------------

        Unrelated party operating leases primarily consist of leases for copiers and the telephone system.

Related Party Operating Lease
-----------------------------

        The Company subleases 74,000 square-feet in a building leased by Mykrolis Corporation, who in turn leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the nine months ended September 30, 2003 was $589,000, net of $211,000 of sublet income received from Bandwidth prior to its acquisition.

        In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner, abandoned the space being subleased from the Company in Bedford, Massachusetts, to move to the new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,069,525. As of September 30, 2003, the remaining lease obligation is $951,228. The difference between the actual rent payment and the discounted rent payment will be accreted to the income statement as interest expense which is reflected in the Company's balance sheet as of September 30, 2003 as an "accrued lease obligation - related party".

        Total rent expense under operating leases was approximately $1,045,000 for the nine months ended September 30, 2003. Rent expense was offset by the rental income from Bandwidth under the sublease agreement between the Company and Bandwidth, prior to the date Bandwidth was re-acquired.

Agreement with BP Solarex
-------------------------

        On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory (Spire Solar Chicago) and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS has the right to reclaim the equipment should the Company not meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $16,829 and $20,295 for the three and nine month periods ended September 30, 2003, respectively.

        In addition, the agreement contains a put option for BPS to have Spire create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and Spire.

        During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by Spire from BPS in the purchase commitment calculation. As a result, amortization of the purchase discount amounted to $16,829 during the quarter ended September 30, 2003.

        The amended agreement also allows Spire to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election. As of September 30, 2003, Spire has no intention of terminating the agreement.

10.     SALE OF A LICENSE

        In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5 million upon the execution of the agreement, with another $5 million due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provides for additional payments of $3 million each on the first and second payment, if the agreement has not been canceled. Bard has the right to cancel the agreement at any time subsequent to the second payment. During the three months ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5 million payment due and recorded gain of $4,989,150, net of direct costs. This gain is recorded in the accompanying unaudited condensed consolidated statement of earnings for the nine months ended September 30, 2003. The Company believes that the sale of the license does not reflect the day-to-day operations of the Company. Therefore, the net proceeds received has been classified under investing activities in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2003.

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

Summary Results
---------------

        The following table sets forth certain items as a percentage of the Company's net sales and revenues for the periods presented:

                                                        Three Months Ended     Nine Months Ended
                                                           September 30,          September 30,
                                                        ------------------     ------------------
                                                         2003        2002       2003        2002
                                                        ------      ------     ------      ------
        Net sales and revenues                             100%        100%       100%        100%
        Cost of sales and revenues                          81          66         79          70
                                                        ------      ------     ------      ------
            Gross profit                                    19          34         21          30
        Internal research and development                   10           2          7           2
        Gain on sale of license                           --          --          (46)       --
        Selling, general and administrative expenses        49          32         45          33
                                                        ------      ------     ------      ------
            Earnings (loss) from operations                (40)          1         15          (5)
        Interest expense                                    (2)       --           (1)       --
                                                        ------      ------     ------      ------
            Earnings (loss) before income taxes            (42)          1         14          (5)
        Income tax benefit                                  11        --            2        --
                                                        ------      ------     ------      ------
            Net earnings (loss)                            (31%)         1%        12%         (5%)
                                                        ======      ======     ======      ======

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2002
------------------------

NET SALES AND REVENUES

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                    Three Months Ended September 30,
                                                            ----------------------------------------------
                                                                2003             2002           % Change
                                                            ------------     ------------     ------------
        Contract research, service and license revenues     $  2,230,000     $  1,468,000          52%
        Sales of goods                                         1,843,000        2,729,000         (32%)
                                                            ------------     ------------
           Net sales and revenues                           $  4,073,000     $  4,197,000          (3%)
                                                            ============     ============

        Total net sales and revenues decreased $124,000 or 3% for the three months ended September 30, 2003 to $4,073,000, compared to $4,197,000, for the three months ended September 30, 2002. Contract research, service and license revenues increased $762,000 or 52% to $2,230,000 for the three months ended September 30, 2003 compared to $1,468,000 for the three months ended September 30, 2002. Sales of goods decreased $886,000 or 32% to $1,843,000 for 2003, compared to $2,729,000 for 2002.

        The increase in the contract research, service and license revenues is a result of increased demand for optoelectronics services, principally semiconductor foundry services at the Bandwidth Semiconductor unit offset in part by decreased demand for the Company's biomedical processing services. The decrease in sales of goods for the three month period ended September 30, 2003 is primarily due to decreased shipments of solar PV systems and to decreased shipments of solar PV manufacturing equipment offset in part by increased sales of biomedical catheter products.

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                                    Nine Months Ended September 30,
                                                            ----------------------------------------------
                                                                2003             2002           % Change
                                                            ------------     ------------     ------------
        Contract research, service and license revenues     $  5,748,000     $  4,815,000          19%
        Sales of goods                                         5,039,000        7,270,000         (31%)
                                                            ------------     ------------
           Net sales and revenues                           $ 10,787,000     $ 12,085,000         (11%)
                                                            ============     ============

        Net sales and revenues decreased $1,298,000 or 11% for the nine months ended September 30, 2003 to $10,787,000, compared to $12,085,000 for the nine months ended September 30, 2002. Contract research, service and license revenues increased $933,000 or 19% to $5,748,000 for the nine months ended September 30, 2003 compared to $4,815,000 for 2002. Sales of goods decreased $2,231,000 or 31% to $5,039,000 for 2003, compared to $7,270,000 for 2002.

        The increase in contract research, service and license revenues for the nine month period ended September 30, 2003 is attributed primarily to increased demand for optoelectronics services, principally semiconductor foundry services at the Bandwidth Semiconductor unit offset in part by a decrease in the demand for the Company's biomedical processing services. The decrease in sales of goods for the nine month period ended September 30, 2003 is primarily due to decreased shipments of solar PV systems and to decreased shipments of solar PV manufacturing equipment offset in part by increased sales of biomedical catheter products.

COST OF SALES AND REVENUES

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                  Three Months Ended September 30,
                                                                  ----------------------------------------------------------------
                                                                      2003              %                2002               %
                                                                  ------------     ------------      ------------     ------------
        Cost of contract research, service and license revenues   $  1,767,000               79%     $    863,000               59%
        Cost of goods sold                                           1,549,000               84%        1,891,000               69%
                                                                  ------------     ------------      ------------     ------------
            Total cost of sales and revenues                      $  3,316,000               81%     $  2,754,000               66%
                                                                  ============                       ============

        The cost of total sales and revenues increased $562,000 to $3,316,000, and increased to 81% of net sales and revenues, for the quarter ended September 30, 2003, compared to $2,754,000 or 66% of net cost of sales and revenues for the quarter ended September 30, 2002. The cost of contract research, service and license revenues increased $904,000 to $1,767,000, increasing to 79% of related revenues for the three months ended September 30, 2003, compared to $863,000 or 59% of related revenues for the three months ended September 30, 2002. The increase is due to a change in the service mix. Cost of goods sold decreased $342,000 to $1,549,000, but increased to 84% of related sales, for the three months ended September 30, 2003, compared to $1,891,000 or 69% of related sales for the three months ended September 30, 2002 due to reduced production unit volume in both solar PV systems and solar PV manufacturing equipment.

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                                    Nine Months Ended September 30,
                                                                  ----------------------------------------------------------------
                                                                      2003              %                2002               %
                                                                  ------------     ------------      ------------     ------------
        Cost of contract research, service and license revenues  $  4,022,000                70%     $  3,023,000               63%
        Cost of goods sold                                          4,559,000                90%        5,460,000               75%
                                                                  ------------                       ------------
            Total cost of sales and revenues                      $  8,581,000               80%     $  8,483,000               70%
                                                                  ============                       ============

        The cost of total sales and revenues increased $99,000 to $8,581,000, and increased to 80% of net sales and revenues, for the nine months ended September 30, 2003, compared to $8,483,000 or 70% of cost of total sales and revenues for the nine months ended September 30, 2002. The cost of contract research, service and license revenues increased $999,000 to $4,022,000, while increasing to 70% of related revenues for the nine months ended September 30, 2003, compared to $3,023,000 or 63% of related revenues for the nine months ended September 30, 2002. The increase is due to higher volume of sales of services and a shift in service mix. Cost of goods sold decreased $900,000 to $4,559,000, but increased to 90% of related sales, for the nine months ended September 30, 2003, compared to $5,460,000 or 75% of related sales for the nine months ended September 30, 2002, due to reduced production unit volume in both solar PV systems and solar PV manufacturing equipment.

INTERNAL RESEARCH AND DEVELOPMENT

        Internal research and development for the three months ended September 30, 2003 increased $321,000 or 479% to $388,000, compared to $67,000 for the three months ended September 30, 2002, as the Company continued its investment in the catheter development program and development of the "next generation" of solar manufacturing equipment.

        Internal research and development for the nine months ended September 30, 2003 increased $566,000 or 280% to $768,000, compared to $202,000 for the nine months ended September 30, 2002, as the Company continued its investment in the catheter development program and in the development of "next generation" solar energy module manufacturing equipment under a cost sharing contract with the Department of Energy National Renewable Energy Laboratory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses for the three months ended September 30, 2003 increased $658,000 to $2,001,000, and increased to 49% of sales and revenues, compared to $1,343,000 or 32% of sales and revenues for the three months ended September 30, 2002.

        Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $900,000 to $4,883,000, and increased to 45% of sales and revenues, compared to $3,983,000 or 33% of sales and revenues for the nine months ended September 30, 2002. The increase in selling, general and administrative expenses reflects increased sales and marketing efforts associated with the Company's hemodialysis catheter product line as well as additional costs for outside legal and accounting services offset in part by cost reductions put in place in prior periods by the Company. Selling, general and administrative expense increased as a percentage of revenue both as a result of increased spending and decreased revenue.

INTEREST

        The Company incurred net interest expense of $68,000 for the quarter ended September 30, 2003, compared to $1,000 of interest income for the quarter ended September 30, 2002. The Company incurred interest expense of $82,000 for the nine months ended September 30, 2003, compared to interest income of $14,000 for the nine months ended September 30, 2002. This is primarily as a result of interest expense incurred on capital leases by the Bandwidth Semiconductor unit offset in part by interest earned on cash balances.

INCOME TAXES

        The Company recorded a $450,000 income tax benefit for the three months ended September 30, 2003 and a provision of $225,000 of income tax expense for the nine months ended September 30, 2003, compared to zero income taxes for the quarter and the nine months ended September 30, 2002. The effective tax rate was 26% for the quarter ended September 30, 2003 and 15% for the nine months ended September 30, 2002. The effective tax rates reflect the effect of tax credit carryforwards from prior periods and reduction of the valuation allowance.

NET EARNINGS (LOSS)

        The Company reported a net loss for the quarter ended September 30, 2003 of $1,250,000, compared to a net income of $35,000 for the quarter ended September 30, 2002. The Company reported net income of $1,238,000 for the nine months ended September 30, 2003, compared to a net loss of $568,000 for the same period of 2002.

        The loss for the quarter is attributed to manufacturing cycles in its photovoltaic equipment business, as well as the Company's investment in new product and services. The Company began selling a hemodialysis catheter through a distributor network in the second quarter of 2003 and acquired a semiconductor foundry. The earnings for the nine months ended September 30, 2003 are attributed to the Company's income associated with a payment received relating to the sale of a license for the Company's hemodialysis split-tip catheter.

Liquidity and Capital Resources
-------------------------------

       Our financial position remains strong, with cash and cash equivalents of $9,022,000, including $521,000 of restricted cash, at September 30, 2003.

        To date, the Company has funded its operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and available lines of credit.

        On June 23, 2003, the Company entered into a Letter of Credit Agreement with Citizens Bank of Massachusetts. The Agreement provides Standby Letter of Credit Guarantees for foreign customers and is 100% secured with cash. At September 30, 2003, the Company had $521,000 of restricted cash associated with letters of credit. The agreement also provides the Company with the ability to convert to a $2 million revolving credit facility, based upon eligible accounts receivable and certain other covenants.

        Cash and cash equivalents increased $1,223,000 to $9,022,000, including restricted cash of $521,000 at September 30, 2003 from $7,799,000 at December 31, 2002. To date, there are no material commitments by the Company for capital expenditures. At September 30, 2003, the Company's retained earnings were $3,699,000, compared to retained earnings of $2,461,000 as of December 31, 2002. Working capital as of September 30, 2003 decreased 10% to $9,480,000, compared to $10,524,000 as of December 31, 2002.

        The Company believes it has sufficient resources to finance its current operations for the foreseeable future from operating cash flow and from proceeds from the sale and licensing of technology.

        The following table summarizes the Company's contractual obligations at September 30, 2003 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                             Payments Due by Period
                                     ----------------------------------------------------------------------
                                                     Less than                                     After
Contractual Obligation                  Total         1 Year       1 - 3 Years    4 - 5 Years     5 Years
--------------------------------     ----------     ----------     ----------     ----------     ----------
Unrelated party capital lease        $1,479,000     $  109,000     $  874,000     $  496,000     $     --
Related party capital lease           3,972,000        158,000      1,346,000      1,973,000        495,000
Unrelated party operating leases        621,000         83,000        373,000        165,000           --
Related party operating lease         2,309,000        266,000      2,043,000           --             --

Included in the related party operating lease is the accrued lease obligation in the amount of $951,228.

        On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory (Spire Solar Chicago) and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS has the right to reclaim the equipment should be Company not meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. Amortization of the purchase discount amounted to $16,829 and $20,295 for the three and nine month periods ended September 30, 2003, respectively.

        In addition, the agreement contains a put option for BPS to have Spire create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and Spire.

        During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by Spire from BPS in the purchase commitment calculation. As a result, amortization of the purchase discount amounted to $16,829 during the quarter ended September 30, 2003.

        The amended agreement also allows Spire to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election. As of September 30, 2003, Spire has no intention of terminating the agreement.

Recent Accounting Pronouncements
--------------------------------

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", ("SFAS 150"). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of this statement is not anticipated to have a material effect on the Company's results of operations or financial position.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued including product warranties. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

        The Company provides warranties on certain of its products and services. The Company has historically recorded negligible warranty expenses and therefore does not record a warranty reserve. The Company warranty programs are described below:

        Spire Solar Equipment warrants solar energy module manufacturing equipment sold for a total of 360 days, the first 90 days of which include the replacement of defective component parts and the labor to correct the defect and the next 270 days of which include only the cost of defective component parts.

        Spire Solar Systems warrants photovoltaic electric power systems sold against defective components for 360 days to include the replacement of defective component parts and the labor to correct the defect. Spire Solar Systems also warrants that its photovoltaic electric power systems will achieve a minimum of 80% of rated electrical power output for 20 years.

        Spire Biomedical warrants that any of its catheter products found to be defective will be replaced. No warranty is made that the failure of the product will not occur, and Spire disclaims any responsibility for any medical complications. Spire Biomedical warrants that its services only warrant that the products will meet the agreed upon specifications.

        Bandwidth Semiconductor warrants that its products will meet the agreed upon specifications.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which requires the consolidation of variable interest entities by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN46R"). FIN 46R superceded FIN46 and defers the effective date for small business filers until the first reporting period that ends after December 15, 2004 (fourth quarter of 2004).

        In September 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

        The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after September 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. The adoption of the SFAS No. 141 and 142 has not had a material impact on the Company's financial position or results of operations.

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

Related Party Transactions
--------------------------

        The Company subleases 74,000 square-feet in a building leased by Mykrolis Corporation, who in turn leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The Company believes that the terms of the sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the nine months ended September 30, 2003 was $589,000, net of $211,000 of sublet income received from Bandwidth prior to its acquisition.

        In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner, abandoned the space being subleased from the Company in Bedford, Massachusetts, to move to the new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,069,525. As of September 30, 2003, the remaining lease obligation is $951,228. The difference between the actual rent payment and the discounted rent payment will be accreted to the income statement as interest expense which is reflected in the Company's balance sheet as of September 30, 2003 as an "accrued lease obligation - related party".

        Total rent expense under operating leases was approximately $1,045,000 for the nine months ended September 30, 2003. Rent expense was offset by the rental income from Bandwidth under the sublease agreement between the Company and Bandwidth, prior to the date Bandwidth was re-acquired.

Critical Accounting Policies
----------------------------

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to long-lived assets, income taxes, warranties. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

REVENUE RECOGNITION

        The Company derives its revenues from three primary sources: (1) commercial products including, but not limited to solar energy manufacturing equipment and solar energy systems; (2) biomedical processing services; and (3) United States government funded research and development contracts.

        We generally recognize product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable, and collectibility is deemed probable. Gross sales reflect reductions attributable to various customer incentive programs including pricing discounts and rebates. Certain customer incentive programs require management to estimate the cost of those programs. The accrued liability for these programs is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts (or EXW Factory) basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer-owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with a number of elements, the Company allocates fair value to each element in the contract and revenue is recognized upon delivery of the element.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Financial Controller and Treasurer (the Company's principal financial officer), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and our continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Financial Controller and Treasurer concluded that as of September 30, 2003 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rule and forms.

        From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation of, the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of our independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

        As disclosed in our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2003, as amended (the "Second Quarter Form 10-QSB"), in connection with the initial filing of the Second Quarter Form 10-QSB, which was initially submitted prior to the completion of the required review by the Company's independent accountants, the Audit Committee engaged outside counsel to conduct an internal investigation into the events surrounding the preparation and filing of the Second Quarter Form 10-QSB. Based on the results of that investigation, outside counsel concluded that weaknesses existed in the Company's disclosure controls and procedures and proposed an action plan designed to strengthen the Company's disclosure controls and procedures. The Audit Committee, the Board of Directors and management have begun to adopt and implement certain of those recommendations in order to strengthen the Company's disclosure controls and procedures.

        As further disclosed in the Second Quarter Form 10-QSB, subsequent to both the initial filing of the Second Quarter Form 10-QSB and Amendment No. 1 to the Second Quarter Form 10-QSB, the Company's former independent auditors, KPMG LLP, advised management and the Audit Committee by a letter dated December 24, 2003 that, in connection with KPMG's review of the financial statements of the Company for the three and six-month periods ended June 30, 2003, it noted certain matters involving internal control and its operation that it considered to be material weaknesses that constituted reportable conditions under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. KPMG advised management and the Audit Committee that it considered the following to constitute material weaknesses in internal control and operations: the Company's failure to adequately staff its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from, among other things, the acquisition of Bandwidth and the implementation of a new financial reporting system.

        The Company's new independent auditors, Vitale, Caturano & Company has, in connection with its review of the September 30, 2003 financial statements, informed the Audit Committee that the conditions identified in the December 24, 2003 letter as material weaknesses in internal controls by KPMG are still present.

        The Company is currently assessing the findings of its independent auditors. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting. For example, the Company has recently added to its accounting staff and expects to hire additional professionals, including a chief financial officer, to manage the diverse and complex financial issues which may arise in the Company's business and the Company has arranged for additional compliance training for its staff. The Company is also continuing its efforts to upgrade its information technology capabilities. It has completed the implementation of a common accounting system at all of its business units and is working to complete integration of the systems at remote sites with its headquarters location.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

        There was no change in the Company's internal control over financial reporting that occurred during the quarterly period covered by this quarterly report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company has been named as a defendant in 69 cases filed from August 2001 to date in state courts in Texas by persons claiming damages from the use of allegedly defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. In June 2003, a judge in a state court in Harris County, Texas agreed to grant the Company's motion for summary judgment based upon the principle of federal preemption with regard to 68 of those cases and to order that the cases against the Company be dismissed with prejudice. An order to this effect was signed in late July. The Company believes that the plaintiffs ultimately plan to appeal the court's decision. The remaining case is still pending, and due to aspects of its fact situation is not subject to the principle of federal preemption. In August and September, a total of seven new cases were filed against the Company in courts in Harris County.

        A federal district court judge in Minnesota recently ruled against St. Jude Medical's request for early judgment on their cases now pending. This judge had decided that St. Jude's device is no longer FDA-approved which may affect the concept of federal preemption and possibly the ruling made in June 2003 dismissing most of the cases pending against the Company in Harris County, Texas.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.      Exhibits
        --------

          31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant toss.302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant toss.302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

b.      Reports on Form 8-K
        -------------------

        There were no reports on Form 8-K that were filed by the Registrant in the quarter ended September 30, 2003.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Spire Corporation



Dated: January 23, 2004               By:  /s/ Roger G. Little
                                          ------------------------------------
                                          Roger G. Little
                                          Chairman of the Board, Chief Executive
                                          Officer and President


Dated: January 23, 2004               By:  /s/ Gregory G. Towle
                                          ------------------------------------
                                          Gregory G. Towle
                                          Financial Controller and Treasurer
                                          (principal financial and accounting
                                          officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT

 31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant toss.302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant toss.302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of the Financial Controller and Treasurer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002