Form 10QSB
period 2004-06-30
SPIRE CORP
filed 2004-08-13
CIK 731657

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 2004; or


     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to __________


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,836,409 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on July 30, 2004.

     Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited Condensed Consolidated Balance Sheet as of June 30, 2004.. 1

          Unaudited Condensed Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 2004 and 2003........... 2

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2004 and 2003  ................... 3

          Notes to Unaudited Condensed Consolidated Financial Statements ..... 4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations  .........................................10

Item 3.   Controls and Procedures  ...........................................19




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings  .................................................20

Item 2.   Changes in Securities   ............................................20

Item 3.   Defaults Upon Senior Securities  ...................................20

Item 4.   Submission of Matters to a Vote of Security Holders  ...............20

Item 5.   Other Information  .................................................21

Item 6.   Exhibits and Reports on Form 8-K  ..................................21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   JUNE 30, 2004
                                                                    ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                        $  5,348,654
   Restricted cash                                                       670,544
                                                                    ------------
                                                                       6,019,198

   Net accounts receivable, trade                                      4,144,368
   Inventories                                                         1,988,562
   Refundable income taxes                                               329,400
   Deferred income taxes                                                 231,864
   Prepaid expenses and other current assets                             251,978
                                                                    ------------
       Total current assets                                           12,965,370
                                                                    ------------

Property and equipment                                                23,805,778
   Less:  accumulated depreciation and amortization                  (15,931,786)
                                                                    ------------
       Net property and equipment                                      7,873,992
                                                                    ------------

Deposit - related party                                                  168,750
Intangible and other assets, net                                         693,081
                                                                    ------------
       Total assets                                                 $ 21,701,193
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation                      $    387,905
   Current portion of capital lease obligation - related party           485,461
   Accounts payable                                                    1,297,410
   Accrued liabilities                                                 1,476,963
   Current portion of accrued lease obligation - related party           504,596
   Advances on contracts in progress                                     801,355
                                                                    ------------
       Total current liabilities                                       4,953,690
                                                                    ------------

Long-term portion of capital lease obligation                            651,029
Long-term portion of capital lease obligation - related party          2,545,695
Accrued lease obligation - related party                                 217,471
Deferred income taxes                                                    147,864
Unearned purchase discount                                             1,355,981
                                                                    ------------
       Total long-term liabilities                                     4,918,040
                                                                    ------------
       Total liabilities                                               9,871,730
                                                                    ------------
Commitments and Contingencies:
------------------------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; shares authorized 20,000,000;
     issued 6,827,909 shares in 2004                                      68,279
   Additional paid-in capital                                          9,390,357
   Retained earnings                                                   2,370,827
                                                                    ------------
       Total stockholders' equity                                     11,829,463
                                                                    ------------
       Total liabilities and stockholders' equity                   $ 21,701,193
                                                                    ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                        ------------------------------      ------------------------------
                                                            2004              2003              2004              2003
                                                        ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
   Contract research and service revenues               $  2,748,874      $  1,926,619      $  5,331,062      $  3,518,684
   Sales of goods                                          1,508,991         1,828,302         3,957,069         3,195,330
                                                        ------------      ------------      ------------      ------------
       Total sales and revenues                            4,257,865         3,754,921         9,288,131         6,714,014
                                                        ------------      ------------      ------------      ------------

Costs and expenses
------------------
   Cost of contract research and services                  2,113,125         1,255,908         4,119,373         2,255,218
   Cost of goods sold                                      1,388,027         1,722,059         3,308,604         3,009,816
   Selling, general and administrative expenses            2,030,134         1,525,064         4,088,956         2,882,131
   Internal research and development                         377,340           283,248           730,625           379,345
                                                        ------------      ------------      ------------      ------------
       Total costs and expenses                            5,908,626         4,786,279        12,247,558         8,526,510
                                                        ------------      ------------      ------------      ------------

Gain on sale of license                                    3,000,000         4,989,150         3,000,000         4,989,150
                                                        ------------      ------------      ------------      ------------

Earnings from operations                                   1,349,239         3,957,792            40,573         3,176,654
------------------------
Interest expense, net                                        (70,529)          (21,512)         (139,918)          (14,083)
                                                        ------------      ------------      ------------      ------------

Earnings (loss) before income taxes                        1,278,710         3,936,280           (99,345)        3,162,571

Income tax expense                                                --           675,000                --           675,000
                                                        ------------      ------------      ------------      ------------

Net earnings (loss)                                     $  1,278,710      $  3,261,280      $    (99,345)     $  2,487,571
-------------------                                     ============      ============      ============      ============

Earnings (loss) per share of common stock - basic       $       0.19      $       0.48      $      (0.01)     $       0.37
-------------------------------------------------       ============      ============      ============      ============

Earnings (loss) per share of common stock - diluted     $       0.18      $       0.48      $      (0.01)     $       0.37
---------------------------------------------------     ============      ============      ============      ============

Weighted average number of common and common
   equivalent shares outstanding - basic                   6,789,206         6,761,660         6,777,368         6,759,127
                                                        ============      ============      ============      ============

Weighted average number of common and common
   equivalent shares outstanding - diluted                 7,062,623         6,804,403         6,777,368         6,788,146
                                                        ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                       ------------------------------
                                                                           2004              2003
                                                                       ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net income (loss)                                                   $    (99,345)     $  2,487,571
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                        1,244,451           483,356
     Gain on sale of license                                             (3,000,000)       (4,989,150)
     Changes in assets and liabilities (excluding business
     acquisition):
       Restricted cash                                                       (7,655)         (102,857)
       Accounts receivable, net                                              95,969         1,152,869
       Inventories                                                         (557,573)          442,899
       Prepaid expenses and other current assets                            142,355           213,503
       Refundable income taxes                                              193,600                --
       Accounts payable, accrued liabilities and other liabilities         (316,021)           51,529
       Unearned purchase discount                                           (73,901)           (3,466)
       Deposit related party                                               (168,750)               --
       Other assets                                                              --            (2,001)
       Advances on contracts in progress                                   (378,438)          (58,691)
                                                                       ------------      ------------
              Net cash used in operating activities                      (2,925,308)         (324,438)
                                                                       ------------      ------------

Cash flows provided by investing activities:
--------------------------------------------
   Proceeds from sale of license                                          3,000,000         4,989,150
   Additions to property and equipment                                     (197,014)         (411,442)
   Acquisition, net of cash acquired                                             --          (954,351)
   Increase in intangible and other assets                                 (305,045)          (93,402)
                                                                       ------------      ------------
              Net cash provided by investing activities                   2,497,941         3,529,955
                                                                       ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligation                          (184,033)          (29,022)
   Principal payments on capital lease obligation - related party          (171,480)          (33,028)
   Exercise of stock options                                                132,443            12,215
                                                                       ------------      ------------
              Net cash used in financing activities                        (223,070)          (49,835)
                                                                       ------------      ------------

Net increase (decrease) in cash and cash equivalents                       (650,437)        3,155,682

Cash and cash equivalents, beginning of period                            5,999,091         7,798,716
                                                                       ------------      ------------
Cash and cash equivalents, end of period                               $  5,348,654      $ 10,954,398
                                                                       ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
Acquisition of Bandwidth Semiconductor:
   Assets acquired                                                     $         --      $  3,998,595
   Liabilities assumed (including related party obligation
     of $1,247,241)                                                              --        (3,044,244)
                                                                       ------------      ------------
   Cash paid                                                           $         --      $    954,351
                                                                       ============      ============

Non cash financing activities:
   Capital lease obligation for building - related party               $         --      $  3,390,397
                                                                       ============      ============
   Cash paid during the period for:
     Interest                                                          $     31,077      $     18,031
                                                                       ============      ============
     Interest - related party                                          $    109,771      $     22,972
                                                                       ============      ============
     Income taxes                                                      $         --      $    435,000
                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2004

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

       In the solar equipment area, the Company develops, custom manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in more than 150 factories in 42 countries.

       In the solar systems area, the Company provides both stand alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology.

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

2.     INTERIM FINANCIAL STATEMENTS

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004. The unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2003 has been updated to reflect the final allocation of purchase price related to the Bandwidth Semiconductor, LLC ("Bandwidth") acquisition.

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

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2004

4.     ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

       Net accounts receivable, trade consists of the following:
                                                                    JUNE 30,
                                                                      2004
                                                                   ----------
                   Amounts billed                                  $3,627,492
                   Retainage                                           37,505
                   Unbilled costs                                     682,880
                                                                   ----------
                                                                    4,347,877
                   Less:  Allowance for sales
                   returns and doubtful accounts                     (203,509)
                                                                   ----------
                   Net accounts receivable                         $4,144,368
                                                                   ==========

       Unbilled costs on contracts in progress represent revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

       Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled $38,000 at June 30, 2004. All other accounts receivable are expected to be collected within one year.

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

       Advances on contracts in progress represent contracts for which billings have been presented to the customer but revenue has not been recognized. Advances on contracts in progress totaled $801,000 at June 30, 2004.

5.     INVENTORIES

       Inventories consist of the following:
                                                                     JUNE 30,
                                                                      2004
                                                                   ----------
                   Raw materials                                   $1,130,518
                   Work in process                                    734,015
                   Finished goods                                     124,029
                                                                   ----------
                                                                   $1,988,562
                                                                   ==========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2004

6.     EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      -------------------------     -------------------------
                                                         2004           2003           2004           2003
                                                      ----------     ----------     ----------     ----------
Weighted average number of common and
  common equivalent shares outstanding - basic         6,789,206      6,761,660      6,777,368      6,759,127
Add: net additional common shares upon
  assumed exercise of common stock options               273,417         42,743             --         29,019
                                                      ----------     ----------     ----------     ----------
Adjusted weighted average common and
  common equivalents shares outstanding - diluted      7,062,623      6,804,403      6,777,368      6,788,146
                                                      ==========     ==========     ==========     ==========

       For the six months ended June 30, 2004, 263,234 shares of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in the period. In addition, for the three and six months ended June 30, 2004, 80,069 and 67,815 shares, respectively, and for the three and six months ended June 30, 2003, 452,978 and 580,190 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since their inclusion would be anti-dilutive.

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

                                                 SOLAR             SOLAR                                               TOTAL
                                               EQUIPMENT          SYSTEMS         BIOMEDICAL     OPTOELECTRONICS       COMPANY
                                             ------------      ------------      ------------     ------------      ------------
For the three months ended June 30, 2004
----------------------------------------
Net sales and revenues                       $    813,024      $    510,550      $  2,323,307     $    610,984      $  4,257,865
Earnings (loss) from operations                  (506,278)         (152,209)        2,592,041         (584,315)        1,349,239

For the three months ended June 30, 2003
----------------------------------------
Net sales and revenues                       $    951,224      $    810,197      $  1,670,737     $    322,763      $  3,754,921
Earnings (loss) from operations                  (488,333)         (145,620)        4,724,377         (132,632)        3,957,792

For the six months ended June 30, 2004
--------------------------------------
Net sales and revenues                       $  1,974,691      $  1,787,871      $  4,180,699     $  1,344,870      $  9,288,131
Earnings (loss) from operations                  (669,203)          (62,059)        1,768,006         (996,171)           40,573

For the six months ended June 30, 2003
--------------------------------------
Net sales and revenues                       $  2,194,585      $    810,197      $  3,306,322     $    402,910      $  6,714,014
Earnings (loss) from operations                  (555,646)         (546,062)        4,420,876         (142,514)        3,176,654

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2004

       The following table shows net sales and revenues by geographic area (based on customer location):

                          THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                -------------------------------------------    ------------------------------------------
                   2004         %         2003         %         2004         %         2003         %
                ----------   -------   ----------   -------   ----------   -------   ----------   -------
Foreign          $ 910,000       21%   $  859,000       23%   $1,151,000       12%   $2,111,000       31%
United States    3,348,000       79%    2,896,000       77%    8,137,000       88%    4,603,000       69%
                ----------   -------   ----------   -------   ----------   -------   ----------   -------
                $4,258,000      100%   $3,755,000      100%   $9,288,000      100%   $6,714,000      100%
                ==========   =======   ==========   =======   ==========   =======   ==========   =======

       Revenues from contracts with United States government agencies for the three months ended June 30, 2004 and 2003 were $819,000 and $615,000, or 19% and 16% of consolidated net sales and revenues, respectively.

       Revenues from contracts with United States government agencies for the six months ended June 30, 2004 and 2003 were $1,465,000 and $1,313,000, or 16%
and 20% of consolidated net sales and revenues, respectively.

       One customer accounted for approximately 16% and three customers accounted for approximately 36% of the Company's gross sales during the three months ended June 30, 2004 and 2003, respectively. Two customers accounted for approximately 27% and two customers accounted for approximately 36% of the Company's gross sales during the six months ended June 30, 2004 and 2003, respectively. One customer represented approximately 18% of trade account receivables at June 30, 2004.

8.     OTHER INTANGIBLE ASSETS

       Patents amounted to $491,423 net of accumulated amortization of $543,042 at June 30, 2004. Licenses amounted to $193,333 net of accumulated amortization of $31,667 at June 30, 2004. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by the government. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. For disclosure purposes, the table below includes future amortization expense for patents owned by the Company as well as $382,217 of estimated amortization expense related to patents that remain pending. Estimated amortization expense for the periods ending December 31, is as follows:

                  YEAR        AMORTIZATION EXPENSE
                  ----        --------------------
                  2004              $ 78,420
                  2005               156,160
                  2006               151,328
                  2007               148,153
                  2008               112,474
                  2009                38,221
                              --------------------
                                    $684,756
                              --------------------

9.     NOTES PAYABLE AND CREDIT ARRANGEMENTS

       On June 23, 2003, the Company entered into a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts. The Agreement provides Standby Letter of Credit Guarantees for foreign customers and is 100% secured with cash. The Agreement had an original expiration date of June 30, 2004 and was amended in June 2004 to extend the expiration date to June 28, 2005. The amendment also suspended the Agreement's revolving line of credit conversion feature for one year. At June 30, 2004, the Company had $671,000 of restricted cash associated with outstanding letters of credit. Standby Letters of Credit under this Agreement bear interest at 1%. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At June 30, 2004, the Company was in compliance with its financial reporting requirements and cash balance covenants. Letters of Credit issued with an expiration beyond June 28, 2005 are required to be 100% secured by cash.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2004

10.    STOCK-BASED COMPENSATION

       The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS 148") which is an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS 123, net earnings (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                                         THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                        -----------------------------     ------------------------------
                                                            2004             2003             2004              2003
                                                        ------------     ------------     ------------      ------------
Net earnings (loss), as reported                        $  1,278,710     $  3,261,280     $    (99,345)     $  2,487,751
Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                (80,424)         (84,629)        (158,888)         (170,044)
                                                        ------------     ------------     ------------      ------------
Pro forma net earnings (loss)                           $  1,198,286     $  3,176,651     $   (258,233)     $  2,317,707
                                                        ============     ============     ============      ============
Earnings (loss) per share:
   Basic - as reported                                  $       0.19     $       0.48     $      (0.01)     $       0.37
                                                        ============     ============     ============      ============
   Basic - pro forma                                    $       0.18     $       0.47     $      (0.04)     $       0.34
                                                        ============     ============     ============      ============

   Diluted - as reported                                $       0.18     $       0.48     $      (0.01)     $       0.37
                                                        ============     ============     ============      ============
   Diluted - pro forma                                  $       0.17     $       0.47     $      (0.04)     $       0.34
                                                        ============     ============     ============      ============

The per-share weighted-average fair value of stock options granted during the quarters ended June 30, 2004 and 2003 was $4.73 and $2.39, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

             EXPECTED         RISK-FREE        EXPECTED          EXPECTED
  YEAR    DIVIDEND YIELD    INTEREST RATE     OPTION LIFE    VOLATILITY FACTOR
  ----    --------------    -------------     -----------    -----------------
  2004          --              3.83%           5 years            78.2%
  2003          --              3.33%           5 years            81.7%


       For the quarter ended June 30, 2004, 8,250 stock options were granted.

11.    SALE OF A LICENSE

       In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard has the right to cancel the agreement at any time subsequent to the second payment. There can be no assurances that these milestones will be attained and attainment is beyond the control of the Company. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2004

payment due and recorded a gain of $4,989,150, net of direct costs. During June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with this payment. These gains have been recorded in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, respectively. The Company believes that the sale of the license does not reflect the day-to-day operations of the Company. Therefore, the net proceeds received has been classified under investing activities in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2004 and June 30, 2003, respectively.

       In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard a right of first refusal should the Company seek to sell the catheter business.

12.    COMMITMENTS

Letters of Credit
-----------------

       During the second quarter of 2004, the Company entered into a Purchase and Sale Agreement (the "Agreement") to supply certain solar systems units and equipment to a third party. Performance under the Agreement is subject to several precedent conditions including the issuance of a Standby Letter of Credit by the Company in favor of the third party and the advance funding of the total purchase price by the third party to Spire. On July 1, 2004, Spire issued a $5,860,249 Standby Letter of Credit, as amended, in accordance with the terms of this Agreement. The Standby Letter of Credit is subject to the terms of the Company's Loan Agreement as discussed in Note 9 and is only available for drawing to the extent that payments are received by the Company from the third party. As of August 12, 2004, no advance payments have been received. The Standby Letter of Credit automatically terminates if payment is not received by August 31, 2004.

Related Party Capital Lease
---------------------------

       In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos (Bandwidth's owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to SPI-Trust over an initial five year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($168,750 as of June 30, 2004). The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the six months ended June 30, 2004, interest expense was approximately $110,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:
                                RATE PER                     MONTHLY    SECURITY
           YEAR                SQUARE FOOT    ANNUAL RENT     RENT      DEPOSIT
---------------------------    -----------    -----------    -------    --------
June 1, 2003 - May 31, 2004      $  6.00      $   540,000    $45,000    $135,000
June 1, 2004 - May 31, 2005         7.50          675,000     56,250     168,750
June 1, 2005 - May 31, 2006         8.50          765,000     63,750     191,250
June 1, 2006 - May 31, 2007        10.50          945,000     78,750     236,250
June 1, 2007 - May 31, 2008        13.50        1,215,000    101,250     303,750
                                              -----------
                                              $ 4,140,000
                                              ===========

       At June 30, 2004, $485,461 and $2,545,695 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, in the June 30, 2004 unaudited condensed consolidated balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003. MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES THE FOLLOWING SECTIONS:

       o    OVERVIEW;
       o    RESULTS OF OPERATIONS;
       o THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003;
       o    LIQUIDITY AND CAPITAL RESOURCES;
       o    RECENT ACCOUNTING PRONOUNCEMENTS;
       o    IMPACT OF INFLATION AND CHANGING PRICES;
       o    FOREIGN CURRENCY FLUCTUATION;
       o    RELATED PARTY TRANSACTIONS;
       o    CRITICAL ACCOUNTING POLICIES; AND
       o CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS.

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

       In the solar equipment area, the Company develops, custom manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in more than 150 factories in 42 countries.

       In the solar systems area, the Company provides both stand alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology.

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

Results of Operations
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                   THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ---------------------         ---------------------
                                                       2004           2003           2004           2003
                                                      ------         ------         ------         ------
       Net sales and revenues                            100%           100%           100%           100%
          Cost of sales and revenues                      82             79             80             78
                                                      ------         ------         ------         ------
          Gross profit                                    18             21             20             22
       Selling, general and administrative expenses      (48)           (40)           (44)           (43)
       Internal research and development                  (9)            (8)            (8)            (6)
       Gain on sale of license                            71            133             32             74
                                                      ------         ------         ------         ------
          Earnings from operations                        32            106             --             47
          Interest expense, net                           (2)            (1)            (1)            --
                                                      ------         ------         ------         ------
          Earnings (loss) before income taxes             30            105             (1)            47
          Income tax expense                              --             18             --             10
                                                      ------         ------         ------         ------
          Net earnings (loss)                             30%            87%            (1%)           37%
                                                      ======         ======         ======         ======

       The Company's total net sales and revenues for the six months ended June 30, 2004 ("2004") increased 38% compared to the six months ended June 30, 2003 ("2003"). The increase was attributable to an increase in solar systems in 2004 (15%), the acquisition of Bandwidth Semiconductor, LLC ("Bandwidth") in May 2003 (16%), and to a lesser extent, increases in biomedical processing services and devices (11%) and government funded research and development activities (4%). These increases were partially offset by a decrease in solar equipment sales (8%).

       Sales in the Company's solar business unit increased 25% during 2004 as compared to 2003 primarily due to a 121% increase in solar systems sales resulting from the temporary permitting challenges in the metro Chicago area we experienced in 2003 that we did not encounter in 2004. The increase can also be attributed to a 220% increase in revenue from government-funded research and development activities associated with our cost sharing agreement with the Department of Energy National Renewable Energy Laboratory ("NREL"). These increases were partially offset by a 27% decrease in equipment sales in 2004 of the Company's solar energy manufacturing equipment as compared to 2003. Sales in 2004 consisted primarily of two assemblers and two simulators as compared to the shipment of a 5 megawatt SPI-LINETM turnkey photovoltaic module production line to Huangshan Ho Tin Solar Technology Development Ltd. located in China in 2003.

       Revenues of the Company's biomedical business unit increased 22% during 2004 as compared to 2003 as a result of a 23% increase in revenue from our IONGUARD(R) implant process services and a 65% increase in revenue from our line of hemodialysis catheters and, to a lesser extent, a 3% increase in revenue from our government-funded research and development activities.

       Sales in the Company's optoelectronics business unit increased 380% during 2004 as compared to 2003, due to the May 23, 2003 acquisition of Bandwidth Semiconductor, LLC ("Bandwidth").

       Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales were 12% of net sales and revenues in 2004 and are expected to continue to constitute a significant portion of the Company's net sales and revenues.

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2003
-------------

NET SALES AND REVENUES

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                THREE MONTHS ENDED JUNE 30,       INCREASE/(DECREASE)
                                                ---------------------------   ---------------------------
                                                    2004           2003            $               %
                                                ------------   ------------   ------------   ------------
       Contract research and service revenues   $  2,749,000   $  1,927,000   $    822,000        43%
       Sales of goods                              1,509,000      1,828,000       (319,000)      (17%)
                                                ------------   ------------   ------------
         Net sales and revenues                 $  4,258,000   $  3,755,000   $    503,000        13%
                                                ============   ============   ============

       The 43% increase in contract research and service revenues for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 is primarily attributable to the acquisition of Bandwidth (17%) on May 23, 2003, an increase in research and development activities (17%), and to a lesser extent, increases in biomedical processing services (7%) and royalty fees (2%). Revenues from our research and development activities increased 54% in 2004 as compared to 2003 primarily due to an increase in the value and number of contracts associated with funded research and development and an increase in revenue from activities associated with our cost sharing agreement with NREL. Revenue from our biomedical processing services increased 13% in 2004 compared to 2003 as a result of continued strong demand for our IONGUARD implant services.

       The 17% decrease in sales of goods for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily due to a decrease in solar systems revenues (16%) and a decrease in solar equipment sales (16%) both offset by an increase in biomedical product sales (15%). Solar systems revenues decreased 37% in 2004 as compared to 2003 due to the timing of project installations in 2004 as compared to 2003. Solar equipment sales decreased 36% in 2004 as compared to 2003 primarily due to the timing and delivery of customer orders. Biomedical product sales increased 134% in 2004 as compared to 2003 as a result of increased demand for our line of hemodialysis catheters and initial sales of our Decathlon product line which was introduced in December 2003.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                 SIX MONTHS ENDED JUNE 30,       INCREASE/(DECREASE)
                                                ---------------------------   ---------------------------
                                                    2004           2003            $               %
                                                ------------   ------------   ------------   ------------
       Contract research and service revenues   $  5,331,000   $  3,519,000   $  1,812,000       51%
       Sales of goods                              3,957,000      3,195,000        762,000       24%
                                                ------------   ------------   ------------
         Net sales and revenues                 $  9,288,000   $  6,714,000   $  2,574,000       38%
                                                ============   ============   ============

       The 51% increase in contract research and service revenues for the six months ended June 30, 2004 is primarily attributable to the acquisition of Bandwidth (30%) on May 23, 2003, and to a lesser extent, an increase in biomedical processing services (12%) and an increase in government-funded research and development activities associated with our cost sharing agreement with NREL (9%). Revenue from our biomedical processing services increased 23% in 2004 compared to 2003 as a result of continued strong demand for our IONGUARD implant services.

       The 24% increase in sales of goods for the six months ended June 30, 2004 was primarily due to an increase in solar systems revenues (31%) and, to a lesser extent, an increase in biomedical product sales (9%), both offset by a decrease in solar equipment sales (16%). The increase in solar system revenues was primarily due to a 122% increase in solar systems revenue in 2004 as compared to 2003 resulting from the temporary permitting challenges in the metro Chicago area we experienced in 2003 that were not encountered in 2004. Biomedical product sales increased 65% in 2004 as compared to 2003 as a result of increased demand for our line of hemodialysis catheters and initial sales of our Decathlon product line which was introduced in December 2003. Solar equipment sales decreased 27% in 2004 as compared to 2003 primarily attributable to the sale of two assemblers and two simulators in 2004 as compared to the shipment of a 5 megawatt SPI-LINE turnkey production line in 2003.

COST OF SALES AND REVENUES

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                 THREE MONTHS ENDED JUNE 30,           INCREASE/(DECREASE)
                                         ------------------------------------------    -------------------
                                            2004         %         2003         %          $           %
                                         ----------    -----    ----------    -----    ----------    -----
Cost of contract research and services   $2,113,000     77%     $1,256,000     65%     $  857,000     68%
Cost of goods sold                        1,388,000     92%      1,722,000     94%       (334,000)   (19%)
                                         ----------             ----------             ----------
   Net cost of sales and revenues        $3,501,000     82%     $2,978,000     79%     $  523,000     18%
                                         ==========             ==========             ==========

       The $857,000 (68%) increase in cost of contract research and service revenues in 2004 is primarily due to increased factory overhead and direct costs of $599,000 (48%) associated with the Company's semiconductor foundry and a $254,000 (20%) increase in biomedical processing services costs associated with its 13% increase in revenues. The decline in profit margins associated with the biomedical processing services is primarily attributable to product mix. The increase in cost of contract research and services as a percentage of revenues is the direct result of the Bandwidth acquisition, which recorded a -44% gross margin in 2004.

       The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins at our Chicago facility and increased contribution from our hemodialysis catheter product line. The decrease was offset in part by reduced absorption of fixed costs with our equipment product line as a result of reduced revenue (-36%) for the same period last year.

COST OF SALES AND REVENUES

                                                 SIX MONTHS ENDED JUNE 30,           INCREASE/(DECREASE)
                                         ------------------------------------------    -------------------
                                            2004         %         2003         %          $           %
                                         ----------    -----    ----------    -----    ----------    -----
Cost of contract research and services   $4,119,000     77%     $2,255,000     64%     $1,864,000     83%
Cost of goods sold                        3,309,000     84%      3,010,000     94%        299,000     10%
                                         ----------             ----------             ----------
   Net cost of sales and revenues        $7,428,000     80%     $5,265,000     78%     $2,163,000     41%
                                         ==========             ==========             ==========

       The $1,864,000 (83%) increase in cost of contract research and service revenues in 2004 is primarily due to increased factory overhead and direct costs of $1,451,000 (64%) associated with the Company's semiconductor foundry and a $471,000 (21%) increase in biomedical processing services costs associated with its 23% increase in revenues. The increase was offset in part by a decrease in cost of sales associated with our research and development activities (2%). The increase in cost of contract research and services as a percentage of revenues is the direct result of the Bandwidth acquisition, which recorded a -28% gross margin in 2004.

       The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins at the Chicago facility and increased contribution from our hemodialysis catheter product line. The decrease was offset in part by reduced absorption of fixed costs with our equipment product line as a result of reduced revenue (-27%) for the same period last year.

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development for the three months ended June 30, 2004 increased $94,000 or 33% to $377,000, compared to $283,000 for the three months ended June 30, 2003. The increase was primarily a result of the Company's continued investment in its semiconductor foundry and the "next generation" solar energy module manufacturing equipment under a cost-sharing contract with NREL. As a percentage of sales and revenues, internal research and development increased 1% primarily due to the continued investments discussed above partially offset by the increase in sales and revenue.

       Internal research and development for the six months ended June 30, 2004 increased $352,000 or 93% to $731,000, compared to $379,000 for the six months ended June 30, 2003. The increase was primarily a result of the Company's continued investment in its semiconductor foundry and the "next generation" solar energy module manufacturing equipment under a cost-sharing contract with NREL. As a percentage of sales and revenues, internal research and development increased 2% primarily due to the continued investments discussed above partially offset by the increase in sales and revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the three months ended June 30, 2004 increased $505,000 to $2,030,000, or 48% of sales and revenues, compared to $1,525,000 or 40% of sales and revenues for the three months ended June 30, 2003. The increase was due primarily to increased cost associated with sales and marketing efforts of the Company's biomedical products and solar business unit and the addition of Bandwidth. The increase in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the dollar increases described above partially offset by the increase in sales and revenue.

       Selling, general and administrative expenses for the six months ended June 30, 2004 increased $1,207,000 to $4,089,000, or 44% of sales and revenues, compared to $2,882,000 or 43% of sales and revenues for the six months ended June 30, 2003. The increase was due primarily to increased costs associated with sales and marketing efforts of the Company's biomedical products and solar business units, the addition of Bandwidth and increased costs associated with legal and auditing expenses in connection with increased compliance requirements. The increase in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the dollar increases described above partially offset by the increase in sales and revenue.

INTEREST

       The Company earned $14,000 and $17,000 of interest income for the quarters ended June 30, 2004 and 2003, respectively. The Company incurred interest expense of $84,000 and $39,000 for the quarters ended June 30, 2004 and 2003, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

       The Company earned $34,000 and $40,000 of interest income for the six months ended June 30, 2004 and 2003, respectively. The Company incurred interest expense of $174,000 and $54,000 for the six months ended June 30, 2004 and 2003, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

INCOME TAXES

       The Company incurred zero income tax expense for the quarter and the six months ended June 30, 2004, compared to income tax expense of $675,000 for the quarter and the six months ended June 30, 2003. The effective tax rate was 17% for the quarter ended June 30, 2003 and 21% for the six months ended June 30, 2003.

NET EARNING (LOSS)

       The Company reported net earnings for the three months ended June 30, 2004 of $1,279,000, compared to net earnings of $3,261,000 in 2003. The earnings for the quarter ended June 30, 2004 are attributable to the Company's income associated with the $3,000,000 contingent milestone payment received relating to the sale of a license for the Company's hemodialysis spilt-tip catheter. The earnings for the quarter ended June 30, 2003 were attributable to the payment of $5,000,000 relating to the hemodialysis license sale that resulted in a $4,989,000 gain. While revenue increased in the quarter, the breakeven point of the Company rose primarily due to the increased fixed costs associated with the Company's semiconductor foundry.

       The Company reported a net loss for the six months ended June 30, 2004 of $99,000, compared to net earnings of $2,488,000 in 2003. The loss for the six months ended June 30, 2004 is attributable to the Company's operations as outlined above offset by to the Company's income associated with the $3,000,000 gain on the sale of license. The earnings for the six months ended June 30, 2003 were attributed to the payment of $5,000,000 relating to the hemodialysis license sale resulting in a $4,989,000 gain. While revenue increased in the quarter, the breakeven point of the Company rose primarily due to the increased fixed costs associated with the Company's semiconductor foundry.

Liquidity and Capital Resources
-------------------------------

       Cash and cash equivalents decreased $650,000 to $5,349,000 as of June 30, 2004 primarily due to $2,925,000 of cash used in operations and, to a lesser extent, investments in patents and licenses and payments on capital leases. These decreases were substantially offset by the $3,000,000 license payment.

       The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology. The Company's liquidity position benefited as a result of cash receipts of $5,000,000 in each of the years ended December 31, 2003 and 2002, and $3,000,000 in the quarter ended June 30, 2004 arising from the sale of a hemodialysis patent license to Bard Access Systems. The license sale agreement provides for the Company to receive one additional contingent cash payment of $3,000,000 upon the completion of certain milestones by Bard Access Systems during 2005. There can be no assurance that these milestones will be attained and attainment is beyond the control of the Company.

       On June 23, 2003, the Company entered into a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts. The Agreement provides Standby Letter of Credit Guarantees for foreign customers and is 100% secured with cash. The Agreement had an original expiration date of June 30, 2004 and was amended in June 2004 to extend the expiration date to June 28, 2005. The amendment also suspended the Agreement's revolving line of credit conversion feature for one year. At June 30, 2004, the Company had $671,000 of restricted cash associated with outstanding letters of credit. Standby Letters of Credit under this Agreement bear interest at 1%. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At June 30, 2004, the Company was in compliance with its financial reporting requirements and cash balance covenants. Letters of Credit issued with an expiration beyond June 28, 2005 are required to be 100% secured by cash.

       To date, there are no material commitments by the Company for capital expenditures. At June 30, 2004, the Company's retained earnings were $2,371,000, compared to retained earnings of $2,470,000 as of December 31, 2003. Working capital as of June 30, 2004 decreased to $8,012,000, compared to $8,182,000 as of December 31, 2003.

       During the second quarter of 2004, the Company entered into a Purchase and Sale Agreement (the "Agreement") to supply certain solar systems units and equipment to a third party. Performance under the Agreement is subject to several precedent conditions including the issuance of a Standby Letter of Credit by the Company in favor of the third party and the advance funding of the total purchase price by the third party to Spire. On July 1, 2004, Spire issued a $5,860,249 Standby Letter of Credit, as amended, in accordance with the terms of this Agreement. The Standby Letter of Credit is subject to the terms of the Company's Loan Agreement as discussed in Note 9 and is only available for drawing to the extent that payments are received by the Company from the third party. As of August 12, 2004, no advance payments have been received. The Standby Letter of Credit automatically terminates if payment is not received by August 31, 2004.

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

Related Party Transactions
--------------------------

       The Company subleases 74,000 square feet in a building leased by Mykrolis Corporation, who in turn leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The Company believes that the terms of the third-party sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the six months ended June 30, 2004 was $533,000. In connection with this sublease, the Company is invoiced and pays certain Trust related expenses, including building maintenance and insurance. The Company invoices the Trust on a monthly basis and the Trust reimburses the Company for all such costs.

       In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner, abandoned the space being subleased from the Company in Bedford, Massachusetts, to move to a new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result, the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,247,241 in the purchase accounting. As of June 30, 2004, the remaining lease obligation is $722,067, which is reflected as "accrued lease obligation - related party" in the June 30, 2004 unaudited condensed consolidated balance sheet. The amount due beyond one year has been reflected in long-term liabilities. The difference between the actual rent payment and the discounted rent payment will be accreted to the consolidated statements of operations as interest expense. Interest of 4.75% has been assumed on this obligation. For the six months ended June 30, 2004, interest expense was $20,532.

       Also in conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos (Bandwidth's owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to SPI-Trust over an initial five year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($168,750 as of June 30, 2004). The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the six months ended June 30, 2004, interest expense was approximately $110,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:
                                RATE PER                     MONTHLY   SECURITY
           YEAR                SQUARE FOOT    ANNUAL RENT      RENT     DEPOSIT
---------------------------    -----------    -----------    --------   --------
June 1, 2003 - May 31, 2004       $ 6.00      $   540,000    $ 45,000   $135,000
June 1, 2004 - May 31, 2005         7.50          675,000      56,250    168,750
June 1, 2005 - May 31, 2006         8.50          765,000      63,750    191,250
June 1, 2006 - May 31, 2007        10.50          945,000      78,750    236,250
June 1, 2007 - May 31, 2008        13.50        1,215,000     101,250    303,750
                                              -----------
                                              $ 4,140,000
                                              ===========

       At June 30, 2004, $485,461 and $2,545,695 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, in the accompanying unaudited condensed consolidated balance sheet

Critical Accounting Policies
----------------------------

       The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our unaudited condensed consolidated financial statements are those relating to revenue recognition, impairment of long-lived assets, acquisition accounting, income taxes, and warranties. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements. Refer to Footnote 2 of our notes to consolidated financial statements in our annual report on Form 10-KSB for the year ended December 31, 2003 for a description of our accounting policies for income taxes and warranties.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

       The following table summarizes the Company's gross contractual obligations at June 30, 2004 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                               PAYMENTS DUE BY PERIOD
                                    -------------------------------------------------------------
                                                 LESS THAN      2 - 3        4 - 5      MORE THAN
CONTRACTUAL OBLIGATIONS               TOTAL        1 YEAR       YEARS        YEARS       5 YEARS
---------------------------------   ----------   ----------   ----------   ----------   ---------
PURCHASE OBLIGATIONS                $2,746,000   $2,609,000   $  137,000   $       --   $      --

CAPITAL LEASES:
 Unrelated party capital lease      $1,151,000   $  437,000   $  714,000   $       --   $      --
 Related party capital lease         3,533,000      683,000    1,748,000    1,102,000          --

OPERATING LEASES:
 Unrelated party operating leases   $  260,000   $  123,000   $   83,000   $   45,000   $   9,000
 Related party operating lease       1,510,000    1,021,000      489,000           --          --

       Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

       Capital lease obligations outlined above include both the principal and interest components of these contractual obligations. Included in the related party operating lease is the accrued lease obligation in the amount of $722,067.

       On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory ("Spire Solar Chicago") and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS has the right to reclaim the equipment should the Company not meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying unaudited condensed consolidated balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by the Company from BPS in the purchase commitment calculation. Amortization of the purchase discount amounted to $73,901 for the six months ended June 30, 2004.

       In addition, the agreement contains a put option for BPS to have the Company create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and the Company.

       The amended agreement also allows the Company to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election. As of June 30, 2004, the Company has no intention of terminating the agreement.

       In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard has the right to cancel the agreement at any time subsequent to the second payment. There can be no assurances that these milestones will be attained and attainment is beyond the control of the Company. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. During June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with this payment.

       Outstanding letters of credit totaled $671,000 at June 30, 2004. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire in December 2004 and are 100% secured by cash.

       During the second quarter of 2004, the Company entered into a Purchase and Sale Agreement (the "Agreement") to supply certain solar systems units and equipment to a third party. Performance under the Agreement is subject to several precedent conditions including the issuance of a Standby Letter of Credit by the Company in favor of the third party and the advance funding of the total purchase price by the third party to Spire. On July 1, 2004, Spire issued a $5,860,249 Standby Letter of Credit, as amended, in accordance with the terms of this Agreement. The Standby Letter of Credit is subject to the terms of the Company's Loan Agreement as discussed in Note 9 and is only available for drawing to the extent that payments are received by the Company from the third party. As of August 12, 2004, no advance payments have been received. The Standby Letter of Credit automatically terminates if payment is not received by August 31, 2004.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2004 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

       As disclosed in our annual report on Form 10-KSB for the year ended December 31, 2003, the Company's independent auditor, Vitale, Caturano and Company, Ltd. ("VCC") advised management and the Audit Committee by a letter dated March 18, 2004 that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, it noted certain matters involving internal control and its operation that it considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. VCC advised management and the Audit Committee that it considered the following to constitute material weaknesses in internal control and operations: (i) the Company's failure to adequately staff its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from, among other things, the acquisition of Bandwidth, the implementation of a new financial reporting system and the investigation surrounding the filing and eventual restatement of the Company's Form 10-QSB, as amended, for the quarter ended June 30, 2003 and (ii) the Company's current monthly close process does not mitigate the risk that material errors could occur in the books, records and financial statements, and does not ensure that those errors would be detected in a timely manner by the Company's employees in the normal course of performing their assigned functions. The matter noted in clause (i) above was similar to the material weakness noted by our former independent auditor (as disclosed in prior SEC filings). VCC noted that these matters were considered by it during its audit and did not modify the opinion expressed in its independent auditor's report dated March 18, 2004.

       The Company is still in the process of assessing the findings of its independent auditors. As noted above, however, the Company has made and is continuing to make changes in its controls and procedures, including its internal control over financial reporting, aimed at enhancing their effectiveness and ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. As further noted above, the Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting. For example, the Company has recently added to its accounting staff and expects to hire additional professionals and the Company has recently completed compliance training and will continue to arrange for additional training for its staff. On April 1, 2004, the Company hired a permanent chief financial officer with the appropriate experience and background to manage the diverse and complex financial issues which may arise in the Company's business. The Company is also continuing its efforts to upgrade its information technology capabilities and has completed the implementation of a common accounting system at all of its business units.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

       There was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       None.


ITEM 2.   CHANGES IN SECURITIES

       None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 19, 2004, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders.

       The number of directors was fixed at eight, leaving one vacancy, Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2005 annual meeting of the stockholders. Mr. John A. Tarello had decided not to stand for re-election. The results for Proposal Number 1 were as follows:

                          SHARES    SHARES VOTING AGAINST    SHARES      BROKER
          NOMINEE       VOTING FOR  OR AUTHORITY WITHHELD  ABSTAINING  NON-VOTES
----------------------- ----------  ---------------------  ----------  ---------
Udo Henseler             5,856,094         23,694              --          --
David R. Lipinski        5,856,094         23,694              --          --
Mark C. Little           5,856,094         23,694              --          --
Roger G. Little          5,856,094         23,694              --          --
Michael J. Magliochetti  5,855,594         24,194              --          --
Guy L. Mayer             5,855,594         24,194              --          --
Roger W. Redmond         5,855,594         24,194              --          --

       Proposal Number 2 was to approve an amendment to the Company's 1996 Equity Incentive Plan to provide for automatic granting of quarterly non-employee director options and to eliminate all references to promissory notes and loans. The results for Proposal Number 2 were as follows:

                          SHARES    SHARES VOTING AGAINST    SHARES      BROKER
                        VOTING FOR  OR AUTHORITY WITHHELD  ABSTAINING  NON-VOTES
                        ----------  ---------------------  ----------  ---------
Proposal Two             3,509,678         145,786           38,349    2,185,775


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

b.     Reports on Form 8-K
       -------------------
       There were two reports on Form 8-K filed by the Registrant in the quarter ended June 30, 2004.

       May 7, 2004, Form 8-K/A, Amendment 1, Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits: Exhibit 23.1 Consent of KPMG LLP; Exhibit 99.1 Balance Sheets of Bandwidth as of March 31, 2003 (Unaudited) and December 31, 2002 and 2001 and the related Statements of Operations and Member's Deficit, and Cash Flows for the three months ended March 31, 2003 and 2002 (Unaudited) and years ended December 31, 2002 and 2001, with independent auditors' report thereon; Exhibit 99.2 Unaudited Pro Forma Combined Statements of Operations of the Company for the three months ended March 31, 2003 and the year ended December 31, 2002, all giving pro forma effect to the Company's acquisition of Bandwidth.

       May 14, 2004, Form 8-K/A, Amendment 2, Item 4 Changes in Registrant's Certifying Accountant and Item 7 Financial Statements, Pro Forma Financial Information and Exhibits: Exhibit 16.1 Letter from KPMG LLP to the Securities and Exchange Commission dated May 14, 2004.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Spire Corporation



Dated:  August 13, 2004                          By: /s/ Roger G. Little
                                                     ---------------------------
                                                     Roger G. Little
                                                     Chairman of the Board,
                                                     Chief Executive Officer
                                                     and President


Dated:   August 13 2004                          By: /s/ James F. Parslow
                                                     ---------------------------
                                                     James F. Parslow
                                                     Chief Financial Officer