Form 10QSB
period 2005-03-31
SPIRE CORP
filed 2005-05-16
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


       |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended March 31, 2005;

                                       or

       |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ______________ to ______________


                         Commission file number: 0-12742


                                SPIRE CORPORATION
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)



             MASSACHUSETTS                                 04-257335
--------------------------------------------------------------------------------
      (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification Number)



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

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,856,616 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 3, 2005.

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of
         March 31, 2005 ...................................................... 1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 2005 and 2004 .................. 2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2005 and  2004 ................. 3

         Notes to Unaudited Condensed Consolidated Financial Statements ...... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ......................................... 10

Item 3.  Controls and Procedures ............................................ 18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  ....... 20

Item 3.  Defaults Upon Senior Securities .................................... 20

Item 4.  Submission of Matters to a Vote of Security Holders ................ 20

Item 5.  Other Information .................................................. 20

Item 6.  Exhibits ........................................................... 20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      MARCH 31,
                                                                                        2005
                                                                                    ------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                                        $  1,229,650
   Restricted cash                                                                     1,555,354
                                                                                    ------------
                                                                                       2,785,004

   Accounts receivable - trade, net                                                    3,925,423
   Inventories, net                                                                    3,946,789
   Prepaid expenses and other current assets                                             475,682
                                                                                    ------------
        Total current assets                                                          11,132,898

Net property and equipment                                                             6,176,439
Intangible and other assets (less accumulated amortization of $631,739 in 2005)          748,936
Available-for-sale investments at quoted market value                                    824,906
Restricted cash - long-term                                                              217,800
Deposit - related party                                                                  168,750
                                                                                    ------------
        Total assets                                                                $ 19,269,729
                                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligation                                      $    408,752
   Current portion of capital lease obligation - related party                           559,062
   Accounts payable                                                                    2,303,260
   Accrued liabilities                                                                 1,707,151
   Accrued lease obligation - related party                                              345,812
   Advances on contracts in progress                                                   3,034,843
                                                                                    ------------
      Total current liabilities                                                        8,358,880
                                                                                    ------------

Long-term portion of capital lease obligation                                            341,806
Long-term portion of capital lease obligation - related party                          2,197,345
Deferred compensation                                                                    824,906
Unearned purchase discount                                                             1,232,108
                                                                                    ------------
   Total long-term liabilities                                                         4,596,165
                                                                                    ------------
      Total liabilities                                                               12,955,045
                                                                                    ------------

Commitments and Contingencies:

Stockholders' equity
   Common stock, $0.01 par value; shares authorized 20,000,000;
      issued 6,856,616 shares in 2005                                                     68,566
   Additional paid-in capital                                                          9,468,506
   Accumulated deficit                                                                (3,229,832)
   Accumulated other comprehensive income                                                  7,444
                                                                                    ------------
      Total stockholders' equity                                                       6,314,684
                                                                                    ------------
       Total liabilities and stockholders' equity                                    $ 19,269,729
                                                                                    ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                            ------------------------------
                                                                2005              2004
                                                            ------------      ------------
Net sales and revenues
----------------------
    Contract research, service and license revenues         $  2,732,014      $  2,582,188
    Sales of goods                                             1,447,501         2,448,078
                                                            ------------      ------------
        Total net sales and revenues                           4,179,515         5,030,266
                                                            ------------      ------------

Costs and expenses
------------------
    Cost of contract research, services and licenses           2,117,805         2,006,248
    Cost of goods sold                                         1,418,760         1,920,577
    Selling, general and administrative expenses               1,829,579         2,058,822
    Internal research and development expenses                   317,196           353,285
                                                            ------------      ------------
        Total costs and expenses                               5,683,340         6,338,932
                                                            ------------      ------------

Loss from operations                                          (1,503,825)       (1,308,666)
--------------------

Interest expense, net                                            (76,617)          (69,389)
                                                            ------------      ------------

Loss before income taxes                                      (1,580,442)       (1,378,055)

Income tax expense                                                  --                --
                                                            ------------      ------------

Net loss                                                    $ (1,580,442)     $ (1,378,055)
--------                                                    ============      ============

Loss per share of common stock - basic and diluted          $      (0.23)     $      (0.20)
--------------------------------------------------          ============      ============

Weighted average number of common and common equivalent
    shares outstanding - basic and diluted                     6,854,931         6,765,660
                                                            ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           ------------------------------
                                                                               2005              2004
                                                                           ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                $ (1,580,442)     $ (1,378,055)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                                           623,100           636,006
        Deferred compensation                                                   (17,112)             --
        Unearned purchase discount                                              (38,203)          (53,490)
        Changes in assets and liabilities:
           Restricted cash                                                     (945,465)           (5,592)
           Accounts receivable, net                                             302,455           712,620
           Inventories                                                       (1,222,351)         (109,375)
           Prepaid expenses and other current assets                             78,732           (80,627)
           Accounts payable, accrued liabilities and other liabilities          447,522           477,131
           Advances on contracts in progress                                    436,097          (983,964)
                                                                           ------------      ------------
             Net cash used in operating activities                           (1,915,667)         (785,346)
                                                                           ------------      ------------
Cash flows from investing activities:
-------------------------------------
   Additions to property and equipment                                          (36,825)          (90,785)
   Increase in intangible and other assets                                      (37,679)         (158,198)
                                                                           ------------      ------------
             Net cash used in investing activities                              (74,504)         (248,983)
                                                                           ------------      ------------
Cash flows from financing activities:
-------------------------------------
   Principal payment on capital lease obligations - related parties             (39,940)          (91,214)
   Principal payment on capital lease obligations                               (97,807)          (79,415)
   Exercise of stock options                                                     20,701               --
                                                                           ------------      ------------
             Net cash used in financing activities                             (117,046)         (170,629)
                                                                           ------------      ------------

Net decrease in cash and cash equivalents                                    (2,107,217)       (1,204,958)

Cash and cash equivalents, beginning of period                                3,336,867         5,999,091
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $  1,229,650      $  4,794,133
                                                                           ============      ============
 Cash paid during the period for:
   Interest                                                                $     28,380      $     18,021
                                                                           ============      ============
   Interest - related party                                                $     16,310      $     55,584
                                                                           ============      ============
   Income taxes paid (received)                                            $       --        $       --
                                                                           ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2005

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

        In the solar equipment area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in more than 150 factories in 43 countries.

        In the solar systems area, the Company provides custom and building integrated photovoltaic modules, stand alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology developed by the Company.

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

2.      INTERIM FINANCIAL STATEMENTS

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

        The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004.

        Certain prior period accounts have been reclassified to conform with current presentation.

3.      ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

        Net accounts receivable, trade consists of the following:

                                                                     March 31,
                                                                       2005
                                                                   ------------

        Amounts billed                                             $  3,759,672
        Retainage                                                        34,869
        Accrued revenue                                                 285,840
                                                                   ------------
                                                                      4,080,381
        Less:  Allowance for sales returns and doubtful accounts       (154,958)
                                                                   ------------
        Net accounts receivable                                    $  3,925,423
                                                                   ============

        Advances on contracts in progress                          $  3,034,843
                                                                   ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2005

        Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

        Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled $35,000 at March 31, 2005. All other accounts receivable are expected to be collected within one year.

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

4.      INVENTORIES

        Inventories consist of the following:
                                                                    March 31,
                                                                      2005
                                                                  ------------

        Raw materials                                             $    992,261
        Work in process                                              2,713,315
        Finished goods                                                 241,213
                                                                  ------------
                                                                  $  3,946,789
                                                                  ============

5.      LOSS PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                             Three Months Ended March 31,
                                                            -----------------------------
                                                                2005             2004
                                                            ------------     ------------
        Weighted average number of common and common
           equivalent shares outstanding - basic               6,854,931        6,765,660
        Add:  Net additional common shares upon assumed
           exercise of common stock options                         --               --
                                                            ------------     ------------
        Adjusted weighted average common and common
           equivalents shares outstanding - diluted            6,854,931        6,765,660
                                                            ============     ============

        At March 31, 2005 and 2004, 193,267 and 251,407 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in both periods. In addition, at March 31, 2005 and 2004, 78,250 and 54,615 shares respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of the diluted shares since their inclusion would be anti-dilutive.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2005

6.      OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                  Solar             Solar                                                Total
                                                Equipment          Systems         Biomedical     Optoelectronics       Company
                                              ------------------------------------------------------------------------------------
For the three months ended March 31, 2005
-----------------------------------------
Net sales and revenues                        $    941,993      $     53,450      $  2,493,096      $    690,976      $  4,179,515
Loss from operations                              (390,106)         (395,931)         (137,410)         (580,378)       (1,503,825)

For the three months ended March 31, 2004
-----------------------------------------
Net sales and revenues                        $  1,161,667      $  1,277,321      $  1,857,392      $    733,886      $  5,030,266
Earnings (loss) from operations                   (162,924)           90,150          (824,036)         (411,856)       (1,308,666)

        The following table shows net sales and revenues by geographic area (based on customer location):

                                         Three Months Ended March 31,
                          ----------------------------------------------------------
                             2005             %              2004             %
                          ----------      ----------      ----------      ----------
        Foreign           $  627,000              15%     $  241,000               5%
        United States      3,553,000              85%      4,789,000              95%
                          ----------      ----------      ----------      ----------
                          $4,180,000             100%     $5,030,000             100%
                          ==========      ==========      ==========      ==========

        Revenues from contracts with United States government agencies for the three months ended March 31, 2005 and 2004 were $878,000 and $721,000 or 21% and 14% of consolidated net sales and revenues, respectively.

        One customer accounted for approximately 12% and three customers accounted for approximately 51% of the Company's gross sales during the three months ended March 31, 2005 and 2004, respectively. One customer represented 21% of trade account receivables at March 31, 2005.

7.      INTANGIBLE AND OTHER ASSETS

        Patents amounted to $553,644, net of accumulated amortization of $575,043, at March 31, 2005. Licenses amounted to $168,304, net of accumulated amortization of $56,696, at March 31, 2005. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. For disclosure purposes, the table below includes future amortization expense for patents owned by the Company as well as $382,714 of estimated amortization expense related to patents that remain pending. Estimated amortization expense for the periods ending December 31, is as follows:

                                            Amortization
            Year                              Expense
        ---------------                      ----------

                   2005                      $  134,125
                   2006                         171,044
                   2007                         163,893
                   2008                         136,877
        2009 and beyond                         116,009
                                             ----------
                                             $  721,948
                                             ==========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2005

        Also included in other assets are $26,988 of refundable deposits made by the Company.

8.      AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale securities consist of the following:

                                                              March 31,
                                                                 2005
                                                              ----------

        Equity investments                                    $  557,028
        Government bonds                                         163,319
        Cash and money market funds                              104,559
                                                              ----------
                                                              $  824,906
                                                              ==========

        These investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of March 31, 2005, the unrealized gain on these marketable securities was approximately $10,000.

9.      NOTES PAYABLE AND CREDIT ARRANGEMENTS

        On June 23, 2003, the Company entered into a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement provides Standby Letter of Credit Guarantees for certain foreign and domestic customers which are 100% secured with cash. The Agreement had an original expiration date of June 30, 2004 and was amended in June 2004 to extend the expiration date to June 28, 2005. The amendment also suspended the Agreement's revolving line of credit conversion feature for one year. At March 31, 2005, the Company had $1,773,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At March 31, 2005, the Company was not in compliance with one of its covenants due to its noncompliance with Nasdaq Marketplace Rule 4450(a)(3) for continued listing on the Nasdaq National Market as discussed in Footnote 12. The Company has received a waiver of compliance relative to this matter from the Bank.

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

                                                                           Three Months Ended March 31,
                                                                         ------------------------------
                                                                             2005              2004
                                                                         ------------      ------------
        Net loss, as reported                                            $ (1,580,442)     $ (1,378,055)

        Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for all awards,
           net of related tax effects                                         (81,776)          (70,313)
                                                                         ------------      ------------

        Pro forma net loss                                               $ (1,662,218)     $ (1,448,368)
                                                                         ============      ============

        Loss per share:
           Basic - as reported                                           $      (0.23)     $      (0.20)
                                                                         ============      ============
           Basic - pro forma                                             $      (0.24)     $      (0.21)
                                                                         ============      ============

           Diluted - as reported                                         $      (0.23)     $      (0.20)
                                                                         ============      ============
           Diluted - pro forma                                           $      (0.24)     $      (0.21)
                                                                         ============      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2005

        The per-share weighted-average fair value of stock options granted during the quarters ended March 31, 2005 and 2004 was $3.17 and $5.12, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                 Expected       Risk-Free      Expected        Expected
        Year  Dividend Yield  Interest Rate  Option Life  Volatility Factor
        ----  --------------  -------------  -----------  -----------------
        2005        --             4.50%        5 years          77.3%
        2004        --             3.83%        5 years          79.5%

        For the quarter ended March 31, 2005, 6,250 stock options were granted.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, SHARE-BASED PAYMENT. SFAS No. 123R requires companies to expense the value of employee stock option and similar awards. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. As of the effective date, the Company will be required to expense all awards granted, modified, cancelled or repurchased as well as the portion of prior awards for which the requisite service has not been rendered, based on the grant-date fair value of those awards as calculated for pro forma disclosures under SFAS No. 123. The adoption of SFAS No. 123R's fair value method will have an impact on the Company's results of operations. The Company is currently in the process of determining the effects on its financial position, results of operations and cash flows that will result from the adoption of SFAS No. 123R.

11.     COMPREHENSIVE LOSS

        Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                            For the three months ended
                                                                    March 31,
                                                          ------------------------------
                                                              2005              2004
                                                          ------------      ------------
        Net Loss                                          $ (1,580,442)     $ (1,378,055)
        Other Comprehensive Loss:
           Net Unrealized gains on available for sale
        marketable securities, net of tax                      (17,112)             --
                                                          ------------      ------------
        Total comprehensive loss                          $ (1,597,554)     $ (1,378,055)
                                                          ============      ============

12.     SUBSEQUENT EVENTS

        On April 6, 2005, the Company received a letter from the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel") indicating that the Company is no longer in compliance with the $10,000,000 minimum stockholders' equity requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(3). The Nasdaq Panel requested that the Company provide, by April 13, 2005, the Company's plan to achieve and sustain compliance with this requirement. On April 13, 2005, the Company presented such plan to the Nasdaq Panel.

        On April 25, 2005, the Company received a letter from the Nasdaq Panel informing the Company that the Nasdaq Panel was remanding this case to the Nasdaq Staff. The Nasdaq Panel indicated that it believes that the Nasdaq Staff is the appropriate body to review and evaluate the Company's plan of compliance, following its normal procedures and processes.

        On April 27, 2005, the Nasdaq Staff issued a Determination letter reiterating the Nasdaq Panel's April 6th finding that the Company is no longer in compliance with the $10,000,000 minimum stockholders' equity requirement for continued

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2005

listing set forth in Nasdaq Marketplace Rule 4450(a)(3), and that the Nasdaq Staff will review the Company's eligibility for continued National Market listing. The Nasdaq Staff requested that the Company provide, on or before May 12, 2005, a plan to achieve and sustain compliance with Nasdaq listing standards. On May 12, 2005, the Company submitted such plan to the Nasdaq Staff. If, after conclusion of its review, Nasdaq determines that the Company has not presented a sufficient plan to achieve and sustain compliance, it will provide written notification that the Company's common stock will be delisted. If the Company were to receive such a written notification, it could appeal the decision to a Nasdaq Listing Qualifications Panel. If such an appeal were unsuccessful, the Company could apply to list the Company's common stock on the Nasdaq SmallCap Market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004. MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES THE FOLLOWING SECTIONS:

    o  Overview;
    o  Results of Operations;
    o Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004;
    o  Liquidity and Capital Resources;
    o  Recent Accounting Pronouncements;
    o  Impact of Inflation and Changing Prices;
    o  Foreign Currency Fluctuation;
    o  Related Party Transactions;
    o  Critical Accounting Policies; and
    o Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements.

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

        In the solar equipment area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in more than 150 factories in 43 countries.

        In the solar systems area, the Company provides custom and building integrated photovoltaic modules, stand alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology developed by the Company.

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

        Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales were 15% of net sales and revenues in 2005 and are expected to continue to constitute a significant portion of the Company's net sales and revenues.

Results of Operations
---------------------

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         2005           2004
                                                       --------       --------
        Net sales and revenues                              100%           100%
        Cost of sales and revenues                           85             78
                                                       --------       --------
           Gross profit                                      15             22
        Selling, general and administrative expenses         44             41
        Internal research and development                     7              7
                                                       --------       --------
           Loss from operations                             (36)           (26)
        Interest expense, net                                 2              1
                                                       --------       --------
           Loss before income taxes                         (38)           (27)
        Income tax expense (benefit)                       --             --
                                                       --------       --------
           Net loss                                         (38%)          (27%)
                                                       ========       ========
OVERALL

        The Company's total net sales and revenues for the three months ended March 31, 2005 ("2005") decreased 17%. The decrease was primarily attributable to the solar business unit and, to a lesser extent, the optoelectronics business unit. These decreases were partially offset by an increase within the biomedical business unit.

SOLAR BUSINESS UNIT

        Sales in the Company's solar business unit decreased 59% during 2005 as compared to 2004 primarily due to a 96% decrease in solar systems sales resulting from the timing of the delivery of systems and, to a lesser extent, a 15% decrease in solar equipment sales.

BIOMEDICAL BUSINESS UNIT

        Revenues of the Company's biomedical business unit increased 34% during 2005 as compared to 2004 as a result of a 77% increase in revenue from Spire's government-funded research and development activities and a 124% increase in revenue from Spire's line of hemodialysis catheters. These increases were partially offset by a 9% decrease in revenue from Spire's IONGUARD(R) implant process services.

OPTOELECTRONICS BUSINESS UNIT

        Sales in the Company's optoelectronics business unit decreased 6% during 2005.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004
-------------------------------------------------------------------------------

NET SALES AND REVENUES

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                            Three Months Ended March 31,           Increase/(Decrease)
                                                            -----------------------------     ------------------------------
                                                                2005             2004               $                 %
                                                            ------------     ------------     ------------      ------------
        Contract research, service and license revenues     $  2,732,000     $  2,582,000     $    150,000                 6%
        Sales of goods                                         1,448,000        2,448,000       (1,000,000)              (41%)
                                                            ------------     ------------     ------------      ------------
           Net sales and revenues                           $  4,180,000     $  5,030,000     $   (850,000)              (17%)
                                                            ============     ============     ============      ============

        The 6% increase in contract research, service and license revenues for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is primarily attributable to an increase in research and development activities offset by decreases in biomedical processing services and Bandwidth foundry services. Revenues from Spire's research and development activities increased 50% in 2005 as compared to 2004 primarily due to an increase in the number of contracts associated with funded research and development partially offset by a decrease in revenue from activities associated with our cost sharing agreement with NREL. Revenue from Spire's biomedical processing services decreased 9% in 2005 compared to 2004 as a result of reduced demand for Spire's IONGUARD implant services. Revenues from Bandwidth foundry services decreased 6% in 2005 compared to 2004 due to the timing and delivery of customer orders.

        The 41% decrease in sales of goods for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to a decrease in solar systems revenues and, to a lesser extent, a decrease in solar equipment revenues. These decreases were partially offset by increases in biomedical product sales. Solar systems and solar equipment sales decreased 96% and 15% in 2005 as compared to 2004 primarily due to the timing and delivery of customer orders. Biomedical product sales increased 124% in 2005 as compared to 2004 as a result of increased demand for Spire's line of hemodialysis catheters.

COST OF SALES AND REVENUES

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                   Three Months Ended March 31,              Increase/(Decrease)
                                        -----------------------------------------------     ---------------------
                                           2005          %           2004           %           $             %
                                        ----------     -----      ----------      -----     ----------      -----
Cost of contract research, services
   and licenses                         $2,118,000        78%     $2,006,000        78%     $  112,000          6%
Cost of goods sold                       1,419,000        98%      1,921,000        78%       (502,000)       (26%)
                                        ----------                ----------                ----------

   Net cost of sales and revenues       $3,537,000        85%     $3,927,000        78%     $ (390,000)       (10%)
                                        ==========                ==========                ==========

        The $112,000 (6%) increase in cost of contract research and service revenues in 2005 is primarily due to a 51% increase in the cost of the Company's research and development activities associated with its 50% increase in revenues. In addition, Bandwidth's costs increased 14% despite a 6% decrease in revenues primarily due to the contract mix. Partially offsetting these increases was an 8% decrease in costs associated with biomedical processing services resulting from its 9% decrease in revenues. Cost of contract research, services and licenses as a percentage of revenue remained relatively unchanged as the cost increases discussed above were substantially offset by margin improvement within biomedical processing services.

        The $502,000 (26%) decrease in cost of goods sold is primarily due to an 83% decrease in Spire's solar systems direct costs resulting from its 96% decrease in revenues discussed above. This decrease was partially offset by a 46% increase in biomedical products unit's direct costs resulting from its 124% increase in revenues. The increase in cost of goods sold as a percentage of revenue is the result of the decrease in solar systems sales discussed above offset by improved contribution margins in biomedical products due to the increase in revenues discussed above.

OPERATING EXPENSES

        The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                   Three Months Ended March 31,              Increase/(Decrease)
                                        -----------------------------------------------     ---------------------
                                           2005          %           2004           %           $             %
                                        ----------     -----      ----------      -----     ----------      -----
Selling, general and administrative     $1,830,000        44%     $2,059,000        41%     $ (229,000)       (11%)
Internal research and development          317,000         8%        353,000         7%        (36,000)       (10%)
                                        ----------                ----------                ----------
   Operating expenses                   $2,147,000        51%     $2,412,000        48%     $ (265,000)       (11%)
                                        ==========                ==========                ==========

INTERNAL RESEARCH AND DEVELOPMENT

        The decrease in research and development costs was primarily a result of the Company's reduced effort in the "next generation" solar energy module manufacturing equipment under a cost-sharing contract with the Department of Energy National Renewable Energy Laboratory ("NREL"). The increase in research and development expenses as a percentage of sales and revenues was primarily due to the decrease in sales and revenue partially offset by the decrease in research and development costs described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The decrease was due primarily to decreased cost associated with legal and audit expenses in connection with compliance requirements partially offset by increased cost associated with sales and marketing efforts of the Company's biomedical products and solar business units. The increase in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the decrease in sales and revenue partially offset by the decrease in selling, general and administration costs discussed above.

INTEREST EXPENSE, NET

        The Company earned $9,000 and $20,000 of interest income for the quarters ended March 31, 2005 and 2004, respectively. The Company incurred interest expense of $86,000 and $89,000 for the quarters ended March 31, 2005 and 2004, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

INCOME TAXES

        The Company did not record an income tax benefit for the three months ended March 31, 2005. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

NET LOSS

        The Company reported a net loss for the three months ended March 31, 2005 of $1,580,000, compared to a net loss of $1,378,000 in 2004. The net loss increased $202,000 primarily due to the 17% decrease in revenues discussed above partially offset by the $265,000 reduction in operating expenses discussed above.

Liquidity and Capital Resources
-------------------------------

                                                                          Increase/(Decrease)
                                        March 31,      December 31,     -----------------------
                                          2005             2004              $              %
                                      ------------     ------------     ------------      -----
        Cash and cash equivalents     $  1,230,000     $  3,337,000     $ (2,107,000)       (63%)
        Working capital                  2,774,000        3,996,000     $ (1,222,000)       (31%)

        Cash and cash equivalents decreased primarily due to cash used in operations and, to a lesser extent, investments in patents and licenses and payments on capital leases.

        The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology. The Company's liquidity position benefited as a result of a cash receipt of $3,000,000 in 2004 and $5,000,000 in 2003 arising from the sale of a hemodialysis patent license to Bard Access Systems. The license sale agreement provides for the Company to receive one additional contingent cash payment of $3,000,000 upon the completion of certain milestones by Bard Access Systems in 2005. There can be no assurance that these milestones will be attained and attainment is beyond the control of the Company.

        On June 23, 2003, the Company entered into a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement provides for Standby Letter of Credit Guarantees for certain foreign and domestic customers which are 100% secured with cash. The Agreement had an original expiration date of June 30, 2004 and was amended in June 2004 to extend the expiration date to June 28, 2005. The amendment also suspended the Agreement's revolving line of credit conversion feature for one year. At March 31, 2005, the Company had $1,773,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At March 31, 2005, the Company was not in compliance with one of its covenants due to its noncompliance with Nasdaq Marketplace Rule 4450(a)(3) for continued listing on the Nasdaq National Market as discussed in Footnote 12. The Company has received a waiver of compliance relative to this matter from the Bank.

         To date, there are no material commitments by the Company for capital expenditures. At March 31, 2005, the Company's accumulated deficit was $3,230,000, compared to an accumulated deficit of $1,649,000 as of December 31, 2004. Working capital as of March 31, 2005 decreased 31% to $2,774,000, compared to $3,996,000 as of December 31, 2004.

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

Related Party Transactions
--------------------------

        The Company subleases 74,000 square-feet in a building leased by Mykrolis Corporation, who in turn leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The Company believes that the terms of the third-party sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the quarter ended March 31, 2005 was $287,000. In connection with this sublease, the Company is invoiced and pays certain trust related expenses, including building maintenance and insurance. The Company invoices the Trust on a monthly basis and the Trust reimburses the Company for all such costs. No amounts were due from the Trust as of March 31, 2005.

        In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner, abandoned the space being subleased from the Company in Bedford, Massachusetts, to move to a new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result, the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,247,241 in the purchase accounting. As of March 31, 2005, the remaining lease obligation is $345,812, which is reflected as "accrued lease obligation - related party" in the March 31, 2005 consolidated balance sheet. The difference between the actual rent payment and the discounted rent payment will be accreted to the consolidated statements of operations as interest expense. Interest of 4.75% has been assumed on this obligation. For the three months ended March 31, 2005, interest expense was approximately, $5,000.

        Also in conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($168,750 as of March 31, 2005.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the three months ended March 31, 2005, interest expense was approximately $48,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                          Rate Per                     Monthly      Security
                  Year                  Square Foot    Annual Rent       Rent       Deposit
        ---------------------------     -----------    -----------     --------     --------
        June 1, 2003 - May 31, 2004         $ 6.00     $  540,000      $ 45,000     $135,000
        June 1, 2004 - May 31, 2005           7.50        675,000        56,250      168,750
        June 1, 2005 - May 31, 2006           8.50        765,000        63,750      191,250
        June 1, 2006 - May 31, 2007          10.50        945,000        78,750      236,250
        June 1, 2007 - May 31, 2008          13.50      1,215,000       101,250      303,750
                                                      ------------
                                                       $4,140,000
                                                      ============

        At March 31, 2005, $559,000 and $2,197,000 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, on the consolidated balance sheet.

Critical Accounting Policies
----------------------------

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, acquisition accounting, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Footnote 2 of our notes to consolidated financial statements in our annual report on Form 10-KSB for the year ended December 31, 2004 for a description of our accounting policies for income taxes and warranties.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

        The following table summarizes the Company's gross contractual obligations at March 31, 2005 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                               Payments Due by Period
                                       ----------------------------------------------------------------------
                                                      Less than        2 - 3          4 - 5        More Than
     Contractual Obligations             Total          1 Year         Years          Years         5 Years
----------------------------------     ----------     ----------     ----------     ----------     ----------
PURCHASE OBLIGATIONS                   $2,653,000     $2,425,000     $  228,000     $     --            --

CAPITAL LEASES:
  Unrelated party capital lease        $  824,000     $  437,000     $  387,000     $     --            --
  Related party capital lease           3,139,000        863,000      2,085,000        191,000          --

OPERATING LEASES:
  Unrelated party operating leases     $  221,000     $   87,000     $  121,000     $   13,000          --
  Related party operating lease           736,000        736,000           --             --            --

        Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

        Capital lease obligations outlined above include both the principal and interest components of these contractual obligations. Included in the related party operating lease is the accrued lease obligation in the amount of $346,000.

        On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory ("Spire Solar Chicago") and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS has the right to reclaim the equipment should the Company not meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying consolidated balance sheets. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by the Company from BPS in the purchase commitment calculation. Amortization of the purchase discount amounted to $38,000 for the quarter ended March 31, 2005.

        In addition, the agreement contains a put option for BPS to have the Company create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and the Company.

        The amended agreement also allows the Company to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election. As of March 31, 2005, the Company has no intention of terminating the agreement.

        In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard has the right to cancel the agreement at any time subsequent to the second payment. There can be no assurances that these milestones will be attained and attainment is beyond the control of the Company. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. In June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with this payment. These gains have been recorded in the consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively. The Company believes that the sale of the license does not reflect the day-to-day operations of the Company. Therefore, the net proceeds received has been classified under investing activities in the consolidated statements of cash flows for the years ended December 31, 2004 and December 31, 2003, respectively.

        Outstanding letters of credit totaled $1,773,000 at March 31, 2005. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2005 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        As disclosed in our quarterly report on Form 10-QSB/A Amendment Number 2 for the quarterly period ended June 30, 2003, as amended (the "Second Quarter Form 10-QSB"), in connection with the initial filing of the Second Quarter Form 10-QSB, which was initially submitted prior to the completion of the required SAS 100 Review by the Company's independent auditors, the Audit Committee engaged outside counsel to conduct an investigation into the events surrounding the preparation and filing of the Second Quarter Form 10-QSB. Based on the results of that investigation, outside counsel concluded that weaknesses existed in the Company's disclosure controls and procedures and proposed an action plan designed to strengthen the Company's disclosure controls and procedures. The Audit Committee, the Board of Directors and management have begun to adopt and implement certain of those recommendations in order to strengthen the Company's disclosure controls and procedures.

        As disclosed in our annual report on Form 10-KSB for the year ended December 31, 2003, the Company's independent auditor, Vitale, Caturano & Company, Ltd. ("VCC") advised management and the Audit Committee by a letter dated March 18, 2004 that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2003, it noted certain matters involving internal control and its operation that it considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. Reportable conditions are matters coming to an independent auditors' attention that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the financial statements. Further, a material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. VCC advised management and the Audit Committee that it considered the following to constitute material weaknesses in internal control and operations: (i) the Company's failure to adequately staff its finance group with the appropriate level of experience to effectively control the increased level of transaction activity, address the complex accounting matters and manage the increased financial reporting complexities resulting from, among other things, the acquisition of Bandwidth, the implementation of a new financial reporting system and the investigation surrounding the filing and eventual restatement of the Company's Form 10-QSB, as amended, for the quarter ended June 30, 2003 and (ii) the Company's current monthly close process does not mitigate the risk that material errors could occur in the books, records and financial statements, and does not ensure that those errors would be detected in a timely manner by the Company's employees in the normal course of performing their assigned functions. The matter noted in clause (i) above was similar to the material weakness noted by our former independent auditor (as disclosed in prior SEC filings). VCC noted that these matters were considered by it during its audit and did not modify the opinion expressed in its independent auditor's report dated March 18, 2004.

        On March 24, 2005, VCC issued a letter advising management and the Audit Committee, that, in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2004, it continued to note certain matters involving internal control and its operation previously outlined in their March 18, 2004 letter that it considered to be a material weakness under standards established by the American Institute of Certified Public Accountants. VCC noted that the Company had implemented several of the specific recommendations in their March 18, 2004 letter including, but not exclusive of:

        o  An improved reconciliation process;
        o  A disciplined and timely close process on a monthly basis; and
        o Detailed reviews of monthly close packages by the appropriate levels of management.

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

        The Company concurs with VCC's finding noted above and is continuing to make changes in its internal controls and procedures. The Company is also continually striving to improve its management and operational efficiency and expects that its efforts in that regard will from time to time directly or indirectly affect the Company's controls and procedures, including its internal control over financial reporting. The Company has reorganized the accounting staff and expects to hire additional professionals in the near term. In addition, the Company has completed compliance training and will continue to arrange for additional training for its finance staff.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

        There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


ITEM 5. OTHER INFORMATION.

        a. None b. None

ITEM 6. EXHIBITS.

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

        Reports on Form 8-K
        -------------------

        There was one report on Form 8-K that was filed by the Registrant in the quarter ended March 31, 2005.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Spire Corporation



Dated:     May 16, 2005                By:   /s/ Roger G. Little
                                           -------------------------------------
                                           Roger G. Little
                                           Chairman of the Board, Chief
                                           Executive Officer and President


Dated:     May 16, 2005                By:   /s/ James F. Parslow
                                           -------------------------------------

                                           James F. Parslow
                                           Chief Financial Officer