Form 10QSB
period 2005-06-30
SPIRE CORP
filed 2005-08-15
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


   |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005; or

   |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 6,864,366 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 8, 2005.
================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June 30, 2005.  1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2005 and 2004..........  2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2005 and 2004....................  3

         Notes to Unaudited Condensed Consolidated Financial Statements.....  4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................. 12

Item 3.  Controls and Procedures............................................ 22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 24

Item 3.  Defaults Upon Senior Securities.................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders................ 24

Item 5.  Other Information.................................................. 24

Item 6.  Exhibits........................................................... 24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                       JUNE 30,
                                                                         2005
                                                                     -----------
                                     ASSETS
Current assets
   Cash and cash equivalents                                          $7,576,064
   Restricted cash                                                       989,463
                                                                     -----------
                                                                       8,565,527

   Accounts receivable - trade, net                                    3,452,945
   Inventories, net                                                    2,401,547
   Prepaid expenses and other current assets                             582,334
                                                                     -----------
        Total current assets                                          15,002,353

Net property and equipment                                             5,706,048
Intangible and other assets (less accumulated amortization
  of $653,361)                                                           694,752
Available-for-sale investments at quoted market value                    886,420
Restricted cash - long-term                                              199,821
Deposit - related party                                                  191,250
                                                                     -----------
        Total assets                                                 $22,680,644
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligation                         $ 415,947
   Current portion of capital lease obligation - related party           620,999
   Accounts payable                                                    2,242,510
   Accrued liabilities                                                 1,894,762
   Accrued lease obligation - related party                              217,411
   Advances on contracts in progress                                   2,020,093
                                                                     -----------
      Total current liabilities                                        7,411,722
                                                                     -----------

Long-term portion of capital lease obligation                            235,082
Long-term portion of capital lease obligation - related party          1,924,696
Deferred compensation                                                    886,420
Unearned purchase discount                                             1,216,183
                                                                     -----------
   Total long-term liabilities                                         4,262,381
                                                                     -----------
      Total liabilities                                               11,674,103
                                                                     -----------

Commitments and Contingencies:

Stockholders' equity
   Common stock, $0.01 par value; 20,000,000 shares authorized;
     6,856,616 shares issued and outstanding                              68,566
   Additional paid-in capital                                          9,468,506
   Retained earnings                                                   1,468,320
   Accumulated other comprehensive income                                  1,149
                                                                     -----------
      Total stockholders' equity                                      11,006,541
                                                                     -----------
      Total liabilities and stockholders' equity                     $22,680,644
                                                                     ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                           ------------------------------      ------------------------------
                                               2005              2004              2005              2004
                                           ------------      ------------      ------------      ------------
Net sales and revenues

   Contract research, service and
      license revenues                     $  2,809,657      $  2,748,874      $  5,541,671      $  5,331,062
   Sales of goods                             4,537,458         1,508,991         5,984,959         3,957,069
                                           ------------      ------------      ------------      ------------
      Total net sales and revenues            7,347,115         4,257,865        11,526,630         9,288,131
                                           ------------      ------------      ------------      ------------

Costs and expenses

   Cost of contract research, service
      and licenses                            2,157,660         2,113,125         4,275,465         4,119,373
   Cost of goods sold                         4,291,820         1,388,027         5,710,580         3,308,604
   Selling, general and administrative
      expenses                                2,057,026         2,030,134         3,886,605         4,088,956
   Internal research and development
      expenses                                  340,873           377,340           658,069           730,625
                                           ------------      ------------      ------------      ------------
      Total costs and expenses                8,847,379         5,908,626        14,530,719        12,247,558
                                           ------------      ------------      ------------      ------------

Gain on sale of licenses                      6,319,600         3,000,000         6,319,600         3,000,000
                                           ------------      ------------      ------------      ------------
Earnings from operations                      4,819,336         1,349,239         3,315,511            40,573


Other expense, net                             (121,184)          (70,529)         (197,801)         (139,918)
                                           ------------      ------------      ------------      ------------

Earnings (loss) before income taxes           4,698,152         1,278,710         3,117,710           (99,345)

Income tax expense                                 --                --                --                --
                                           ------------      ------------      ------------      ------------

Net earnings (loss)                        $  4,698,152      $  1,278,710      $  3,117,710      $    (99,345)
                                           ============      ============      ============      ============

Earnings (loss) per share of common
   stock - basic                           $       0.69      $       0.19      $       0.45      $      (0.01)
                                           ============      ============      ============      ============

Earnings (loss) per share of common
    stock - diluted                        $       0.67      $       0.18      $       0.44      $      (0.01)
                                           ============      ============      ============      ============

Weighted average number of common and
common equivalent shares outstanding -
basic                                         6,856,616         6,789,206         6,855,783         6,777,368
                                           ============      ============      ============      ============

Weighted average number of common and
common equivalent shares outstanding -
diluted                                       7,042,492         7,062,623         7,045,315         6,777,368
                                           ============      ============      ============      ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30,
                                                                        ----------------------------
                                                                            2005             2004
                                                                        -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                    $ 3,117,710      $   (99,345)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Depreciation and amortization                                       1,245,007        1,244,451
      Gain on sale of licenses                                           (6,319,600)      (3,000,000)
      Deferred compensation                                                 (23,407)            --
      Unearned purchase discount                                            (54,128)         (73,901)
      Changes in assets and liabilities:
        Restricted cash                                                    (379,574)          (7,655)
        Accounts receivable, net                                            774,933           95,969
        Inventories                                                         322,891         (557,573)
        Prepaid expenses and other current assets                           (27,920)         335,955
        Accounts payable, accrued liabilities and other liabilities         445,982         (316,021)
        Deposit - related party                                             (22,500)        (168,750)
        Advances on contracts in progress                                  (578,653)        (378,438)
                                                                        -----------      -----------
             Net cash used in operating activities                       (1,499,259)      (2,925,308)
                                                                        -----------      -----------

Cash flows from investing activities:
   Proceeds from sale of licenses                                         6,319,600        3,000,000
   Additions to property and equipment                                     (166,719)        (197,014)
   Restricted cash - long term                                               17,979             --
   Increase in intangible and other assets                                   (5,117)        (305,045)
                                                                        -----------      -----------
             Net cash provided by  investing activities                   6,165,743        2,497,941
                                                                        -----------      -----------

Cash flows from financing activities:
   Principal payment on capital lease obligations                          (197,336)        (184,033)
   Principal payment on capital lease obligations - related parties        (250,652)        (171,480)
   Exercise of stock options                                                 20,701          132,443
                                                                        -----------      -----------
             Net cash used in financing activities                         (427,287)        (223,070)
                                                                        -----------      -----------

Net increase (decrease) in cash and cash equivalents                      4,239,197         (650,437)

Cash and cash equivalents, beginning of period                            3,336,867        5,999,091
                                                                        -----------      -----------
Cash and cash equivalents, end of period                                $ 7,576,064      $ 5,348,654
                                                                        ===========      ===========

 Cash paid during the period for:
   Interest                                                             $    11,235      $    31,077
                                                                        ===========      ===========
   Interest - related party                                             $   103,060      $   109,771
                                                                        ===========      ===========
   Income taxes                                                         $   110,064      $      --
                                                                        ===========      ===========

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2005

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

2. INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2005 and the results of its operations and cash flows for the three and six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

     The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2004.

     Certain prior period accounts have been reclassified to conform with current presentation.

3. ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

     Net accounts receivable, trade consists of the following:
                                                                      June 30,
                                                                        2005
                                                                     ----------

     Amounts billed                                                  $3,333,925
     Retainage                                                           34,869
     Accrued revenue                                                    271,723
                                                                     ----------
                                                                      3,640,517
     Less:  Allowance for sales returns and doubtful accounts          (187,572)
                                                                     ----------
     Net accounts receivable                                         $3,452,945
                                                                     ==========
     Advances on contracts in progress                               $2,020,093
                                                                     ==========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

     Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

     Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled $35,000 at June 30, 2005. All other accounts receivable are expected to be collected within one year.

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

4. INVENTORIES

     Inventories consist of the following:
                                                           June 30,
                                                             2005
                                                          ----------

     Raw materials                                        $1,435,527
     Work in process                                         728,167
     Finished goods                                          237,853
                                                          ----------
                                                          $2,401,547
                                                          ==========

5. EARNINGS (LOSS) PER SHARE

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:
                                         Three Months            Six Months
                                        Ended June 30,         Ended June 30,
                                     --------------------   --------------------
                                        2005       2004        2005      2004
                                     ---------  ---------   ---------  ---------
Weighted average number of
 common and common
 equivalent shares outstanding -
 basic                               6,856,616  6,789,206   6,855,783  6,777,368
Add:  Net additional common
 shares upon assumed exercise of
 common stock options                  185,876    273,417     189,532        --
                                     ---------  ---------   ---------  ---------
Adjusted weighted average
 common and common
 equivalents shares outstanding -
 diluted                             7,042,492  7,062,623   7,045,315  6,777,368
                                     =========  =========   =========  =========

        For the three and six months ended June 30, 2005, 84,568 and 84,535 shares, respectively, and for the three and six months ended June 30, 2004, 80,069 and 67,815 shares, respectively, of common stock issuable relative to stock options

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since their inclusion would be anti-dilutive. For the six months ended June 30, 2004, 263,234 shares of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in the period.

6. OPERATING SEGMENTS AND RELATED INFORMATION

     The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                Solar          Solar                                       Total
                                              Equipment       Systems     Biomedical   Optoelectronics    Company
                                             ----------------------------------------------------------------------
For the three months ended June 30, 2005
Net sales and revenues                        $2,437,322    $1,522,541    $2,785,042      $  602,210     $7,347,115
Earnings (loss) from operations                2,643,812       (75,764)    2,891,836        (640,548)     4,819,336

For the three months ended June 30, 2004
Net sales and revenues                        $  813,024    $  510,550    $2,323,307      $  610,984     $4,257,865
Earnings (loss) from operations                 (506,278)     (152,209)    2,592,041        (584,315)     1,349,239

For the six months ended June 30, 2005
Net sales and revenues                        $3,379,315    $1,575,991    $5,278,138      $1,293,186    $11,526,630
Earnings (loss) from operations                2,253,706      (471,695)    2,754,426      (1,220,926)     3,315,511

For the six months ended June 30, 2004
Net sales and revenues                        $1,974,691    $1,787,871    $4,180,699      $1,344,870     $9,288,131
Earnings (loss) from operations                 (669,203)      (62,059)    1,768,006        (996,171)        40,573

     Earnings from operations for the solar equipment and biomedical segments include gains on the sale of licenses of $3,319,600 and $3,000,000, respectively, for the three and six months ended June 30, 2005. These gains are more fully described in Footnote 12.

     The following table shows net sales and revenues by geographic area (based on customer location):

                           Three Months Ended June 30,                         Six Months Ended June 30,
                  --------------------------------------------      --------------------------------------------
                      2005        %            2004        %            2005        %            2004        %
                  -----------   -----      -----------   -----      -----------   -----      -----------   -----
Foreign           $ 2,650,000      36%     $   910,000      21%     $ 3,277,000      29%     $ 1,151,000      12%
United States       4,697,000      64%       3,348,000      79%       8,250,000      71%       8,137,000      88%
                  -----------   -----      -----------   -----      -----------   -----      -----------   -----
                  $ 7,347,000     100%     $ 4,258,000     100%     $11,527,000     100%     $ 9,288,000     100%
                  ===========   =====      ===========   =====      ===========   =====      ===========   =====

     Revenues from contracts with United States government agencies for the three months ended June 30, 2005 and 2004 were $788,000 and $819,000, or 11% and 19% of consolidated net sales and revenues, respectively.

     Revenues from contracts with United States government agencies for the six months ended June 30, 2005 and 2004 were $1,681,000 and $1,465,000, or 15% and
16% of consolidated net sales and revenues, respectively.

     Four customers accounted for approximately 51% for the three months ended June 30, 2005 and one customer accounted for approximately 15% of the Company's gross sales during the three months ended June 30, 2004. One customer accounted for approximately 15% for the six months ended June 30, 2005 and two customers accounted for approximately

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

24% of the Company's gross sales during the six months ended June 30, 2004. One customer represented approximately 11% of trade account receivables at June 30, 2005.

7. INTANGIBLE AND OTHER ASSETS

     Patents amounted to $511,720, net of accumulated amortization of $584,254, at June 30, 2005. Licenses amounted to $155,893, net of accumulated amortization of $69,107, at June 30, 2005. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. For disclosure purposes, the table below includes future amortization expense for patents owned by the Company as well as $420,318 of estimated amortization expense related to patents that remain pending. Estimated amortization expense for the periods ending December 31, is as follows:

                                                          Amortization
     Year                                                    Expense
     ----                                                  ----------

     2005                                                   $83,496
     2006                                                   164,518
     2007                                                   157,366
     2008                                                   130,319
     2009 and beyond                                        131,914
                                                           --------
                                                           $667,613
                                                           ========

     Also included in other assets are $27,139 of refundable deposits made by the Company.

8. AVAILABLE-FOR-SALE INVESTMENTS

     Available-for-sale securities consist of the following:

                                                           June 30,
                                                             2005
                                                           --------
     Equity investments                                    $559,538
     Government bonds                                       168,701
     Cash and money market funds                            158,181
                                                           --------
                                                           $886,420
                                                           ========

     These investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of June 30, 2005, the unrealized gain on these marketable securities was approximately $2,000.

9. NOTES PAYABLE AND CREDIT ARRANGEMENTS

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At June 30, 2005, the Company had approximately $1,189,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate, as determined, plus 1/2% (6.75% at June 30, 2005.) At June 30, 2005, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. On June 29, 2005, the Company entered into a Second Amendment to extend the expiration date of the Agreement to June 27, 2006. The Agreement contains covenants including certain financial reporting

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

requirements. At June 30, 2005, the Company was in compliance with its financial reporting requirements and cash balance covenants.

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

                                                       Three Months                 Six Months
                                                       Ended June 30,              Ended June 30,
                                                 ------------------------    ------------------------
                                                    2005          2004          2005          2004
                                                 ----------    ----------    ----------    ----------
Net earnings (loss), as reported                 $4,698,152    $1,278,710    $3,117,710    $  (99,345)
Deduct:  Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of
   related tax effects                              (76,882)      (80,424)     (158,658)     (158,888)
                                                 ----------    ----------    ----------    ----------

Pro forma net earnings (loss)                    $4,621,270    $1,198,286    $2,959,052    $ (258,233)
                                                 ----------    ----------    ----------    ----------

Earnings (loss) per share:
   Basic - as reported                             $   0.69      $   0.19      $   0.45      $  (0.01)
                                                 ==========    ==========    ==========    ==========
   Basic - pro forma                               $   0.67      $   0.18      $   0.43      $ ( 0.04)
                                                 ==========    ==========    ==========    ==========
   Diluted - as reported                           $   0.67      $   0.18      $   0.44      $  (0.01)
                                                 ==========    ==========    ==========    ==========
   Diluted - pro forma                             $   0.66      $   0.17      $   0.42      $ ( 0.04)
                                                 ==========    ==========    ==========    ==========

     The per-share weighted-average fair value of stock options granted during the quarters ended June 30, 2005 and 2004 was $2.91 and $4.73, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

               Expected         Risk-Free       Expected           Expected
     Year   Dividend Yield    Interest Rate    Option Life    Volatility Factor
     ----   --------------    -------------    -----------    -----------------
     2005          --              3.94%          5 years            76.6%
     2004          --              3.83%          5 years            78.2%

     For the quarter ended June 30, 2005, 69,250 stock options were granted.

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

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

11. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes certain changes in equity that are excluded from net earnings (loss) and consists of the following:

                                       For the Three Months        For the Six Months
                                          Ended June 30,             Ended June 30,
                                      -----------------------   -----------------------
                                         2005         2004         2005         2004
                                      ----------   ----------   ----------   ----------
Net earnings (loss)                   $4,698,152   $1,278,710   $3,117,710   $  (99,345)
Other comprehensive loss:
 Net unrealized loss on available
  for sale marketable securities,
  net of tax                              (6,295)         --       (23,407)         --
                                      ----------   ----------   ----------   ----------
Total comprehensive income (loss)     $4,691,857   $1,278,710   $3,094,303   $  (99,345)
                                      ==========   ==========   ==========   ==========

12. SALE OF LICENSES

     In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard has the right to cancel the agreement at any time subsequent to the second payment. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. In June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. In June 2005, the Company received the second and final contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with these payments. These gains have been recorded in the accompanying unaudited condensed consolidated statements of operations for three and six months ended June 30, 2005 and 2004, respectively.

     In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard a right of first refusal should the Company seek to sell the catheter business.

     On May 26, 2005, the Company entered into a global consortium agreement (the "Agreement") with Nisshinbo Industries, Inc. (Nisshinbo) for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Under the terms of the Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but are not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company has determined the fair value of the license and royalty based on an appraisal. As a result, a $3,319,600 gain has been recognized as a gain on sale of license in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005. In addition, approximately $13,000 of royalty income was recognized during the quarter.

     As of June 30, 2005, JPY 400,000,000 was held in a Japanese yen account. This yen account has been reflected in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet utilizing the closing yen/dollar exchange rate as of June 30, 2005. As a result, a $62,845 currency transaction loss was incurred and reflected in Other expense, net in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005. On July 1, the Company entered into a 30-day Forward Plus Contract with its Bank for the conversion of the majority of its Yen account into United States dollars at a predetermined exchange rate range. This contract effectively capped the Company's exchange rate at 113.25 while allowing the Company to benefit from decreases in the yen / dollar exchange rate to a 109.25 limit. If the rate dropped below this limit at the expiration date of the contract,

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

the Company would have to convert the yen at the 113.25 rate. On August 3, 2005, the Company converted JPY 350,000,000 into $3,139,295 and the contract expired.

     The Company believes that the sale of these licenses does not reflect the day-to-day operations of the Company. Therefore, the net proceeds received have been classified under investing activities in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 and June 30, 2004, respectively.

13. NASDAQ LISTING

     On April 6, 2005, the Company received a letter from the Nasdaq Listing Qualifications Panel (the "Nasdaq Panel") indicating that the Company is no longer in compliance with the $10,000,000 minimum stockholders' equity requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(3) (the "Rule"). The Nasdaq Panel requested that the Company provide, by April 13, 2005, the Company's plan to achieve and sustain compliance with this requirement. On April 13, 2005, the Company presented such plan to the Nasdaq Panel.

     On April 25, 2005, the Company received a letter from the Nasdaq Panel informing the Company that the Nasdaq Panel was remanding this case to the Nasdaq Staff. The Nasdaq Panel indicated that it believes that the Nasdaq Staff is the appropriate body to review and evaluate the Company's plan of compliance, following its normal procedures and processes.

     On April 27, 2005, the Nasdaq Staff issued a Determination letter reiterating the Nasdaq Panel's April 6, 2005 finding that the Company is no longer in compliance with the Rule, and that the Nasdaq Staff will review the Company's eligibility for continued National Market listing. The Nasdaq Staff requested that the Company provide a plan to achieve and sustain compliance with Nasdaq listing standards. On May 12, 2005, the Company submitted such a plan to the Nasdaq Staff.

     On May 24, 2005, the Nasdaq Staff requested additional information from the Company regarding certain projected nonrecurring license sales that were expected to occur during the second quarter of 2005. On June 3, 2005, the Company submitted a revised plan to achieve compliance with the Rule incorporating the subject license sales. On June 6, 2005, the Company received a letter from the Nasdaq Staff stating that the Company provided a definitive plan evidencing its ability to achieve and sustain compliance with the Rule, and as such, granted the Company an extension of time to achieve compliance. The terms of the extension required the Company to file a Form 8-K providing an update on the Company's listing status. The Company made such filing on August 5, 2005. The license sales completed during the three months ended June 30, 2005 are described in Footnote 12 above. As a result of these transactions, the Company believes that it has regained compliance with the Rule as of June 30, 2005.

     Nasdaq will continue to monitor the Company's ongoing compliance with the Rule. If the Company were to receive a written notification of delisting from Nasdaq, it could appeal the decision to a Nasdaq Listing Qualifications Panel. If such an appeal were unsuccessful, the Company could apply to list the Company's common stock on the Nasdaq SmallCap Market. Although the Company believes it has regained compliance with the Rule as of June 30, 2005, in order to avoid future listing problems with respect to the Nasdaq National Market, the Company may still decide to apply to transfer the listing of its common stock to the Nasdaq SmallCap Market.

14. COMMITMENTS AND CONTINGENCIES

Agreement with BP Solarex
-------------------------

     On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory ("Spire Solar Chicago") and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS has the right to reclaim the equipment should the Company not meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying unaudited condensed consolidated balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2005

to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by the Company from BPS in the purchase commitment calculation. Amortization of the purchase discount amounted to $54,128 for the six months ended June 30, 2005. The production equipment has been classified as a component of fixed assets in the accompanying unaudited condensed consolidated balance sheet. Depreciation amounted to $136,256 for the six months ended June 30, 2005.

     In addition, the agreement contains a put option for BPS to have the Company create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and the Company.

     The amended agreement also allows the Company to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election. The Company is currently exploring various options with regard to this agreement including a potential purchase of the production equipment. As of June 30, 2005 a definitive decision has not been made in this matter

Legal Matters
-------------

     From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company has been named as a defendant in 58 cases filed from August 2001 to July 2003 in state courts in Texas by persons claiming damages from the use of allegedly defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. In June 2003, a judge in a state court in Harris County, Texas agreed to grant the Company's motion for summary judgment based upon the principle of federal preemption with regard to 57 of those cases and to order that the cases against the Company be dismissed with prejudice. An order to this effect was signed in late July 2003. The remaining case is still pending, and due to aspects of its fact situation is not subject to the principle of federal preemption. From August 2003 to date, a total of seven new cases were filed against the Company in courts in Harris County. Activity with regard to these cases is likely to occur only after the disposition of the original 57 cases is finally settled. The plaintiffs whose cases were dismissed have filed appeals with the Texas appellate court. In June 2005, the Texas Court of Appeals upheld the summary judgment granted by the lower court. Attorneys for the Company anticipate that the plaintiffs may file a motion for rehearing, and an appeal with the Texas Supreme Court is also possible. Attorneys who represent the Company with respect to these cases in Texas do not believe at this time that the actions of a federal district court judge in Minnesota in denying St. Jude Medical's request for summary judgment will materially affect the Company's position in the Texas complaints.

     During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claims one of the Company's catheter products induces and contributes to infringement when medical professionals insert it. The Company has responded to the complaint denying all allegations and has filed certain counterclaims. The Company intends to vigorously defend this matter. In the opinion of management, an unfavorable outcome of this matter could have a material adverse effect on the Company's financial position as well as its results of operations and cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004. MANAGEMENT'S DISCUSSION AND ANALYSIS INCLUDES THE FOLLOWING SECTIONS:

     o  Overview;
     o  Results of Operations;
     o Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004;
     o  Liquidity and Capital Resources;
     o  Recent Accounting Pronouncements;
     o  Impact of Inflation and Changing Prices;
     o  Foreign Currency Fluctuation;
     o  Related Party Transactions;
     o  Critical Accounting Policies; and
     o Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements.

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

     Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales were 29% of net sales and revenues in 2005 and are expected to continue to constitute a significant portion of the Company's net sales and revenues.

Results of Operations
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                       Three Months           Six Months
                                                       Ended June 30,        Ended June 30,
                                                      ---------------       ---------------
                                                      2005       2004       2005       2004
                                                      ----       ----       ----       ----
     Net sales and revenues                            100%       100%       100%       100%
     Cost of sales and revenues                        (87)       (82)       (86)       (80)
                                                      ----       ----       ----       ----
        Gross profit                                    13         18         14         20
     Selling, general and administrative expenses      (48)       (34)       (44)
                                                                                        (28)
     Internal research and development                  (9)        (6)        (8)
                                                                                         (5)
        Gain on sale of licenses                        86         71         55         32
                                                      ----       ----       ----       ----
        Earnings from operations                        66         32         29       --
     Other expense, net                                 (2)        (2)        (2)        (1)
                                                      ----       ----       ----       ----
        Earnings (loss) before income taxes             64         30         27         (1)
     Income tax expense                               --         --         --         --
                                                      ----       ----       ----       ----
        Net earnings (loss)                             64%        30%        27%        (1%)
                                                      ====       ====       ====       ====

     OVERALL

     The Company's total net sales and revenues for the six months ended June 30, 2005 ("2005") increased 24% compared to the six months ended June 30, 2004 ("2004"). The increase was attributable to the solar business unit and the biomedical business unit. These increases were partially offset by a decrease within the optoelectronics business unit.

SOLAR BUSINESS UNIT

     Sales in the Company's solar business unit increased 32% during 2005 as compared to 2004 primarily due to a 109% increase in solar equipment sales resulting from the timing of the delivery of equipment partially offset by a 12% decrease in solar systems sales and an 18% decrease in revenue from government funded research and development activities associated with the cost sharing agreement with the Department of Energy National Renewable Energy Laboratory ("NREL").

BIOMEDICAL BUSINESS UNIT

     Revenues of the Company's biomedical business unit increased 26% during 2005 as compared to 2004 as a result of a 95% increase in revenue from Spire's line of hemodialysis catheters and a 32% increase in revenue from Spire's government-funded research and development activities.

OPTOELECTRONICS BUSINESS UNIT

     Sales in the Company's optoelectronics business unit decreased 4% during 2005.

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2004
-------------

NET SALES AND REVENUES

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                        Three Months
                                       Ended June 30,       Increase/(Decrease)
                                  ----------------------   ---------------------
                                     2005        2004           $          %
                                  ----------  ----------   ----------  ---------
Contract research, service and
  license revenues                $2,810,000  $2,749,000   $   61,000      2%
Sales of goods                     4,537,000   1,509,000    3,028,000    201%
                                  ----------  ----------   ----------
     Net sales and revenues       $7,347,000  $4,258,000   $3,089,000     73%
                                  ==========  ==========   ==========

     The 2% increase in contract research, service and license revenues for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 is primarily attributable to an increased demand for Spire's biomedical processing services and an increase in research and development activities both partially offset by a decrease in Bandwidth foundry services. Biomedical processing services revenues increased 5% due to increased demand for Spire's IONGUARD implant services. Revenues from research and development activities increased 1% in 2005 as compared to 2004 primarily due to an increase in the number of contracts associated with funded research and development activities partially offset by a decrease in revenue from activities associated with our cost sharing agreement with NREL.

     The 201% increase in sales of goods for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily due to increases in solar equipment and solar systems revenues and, to a lesser extent, an increase in biomedical product sales. Solar equipment and solar system revenues increased 316% and 198%, respectively, as compared to 2004 primarily due to the timing and delivery of customer orders. The 2005 results include the sale of two photovoltaic module production lines in 2005 versus none in 2004 and the completion of a large solar system installation in Chicago. Biomedical product sales increased 78% in 2005 as compared to 2004 as a result of increased demand for Spire's line of hemodialysis catheters.

     The following table categorizes the Company's net sales and revenues for the periods presented:
                                        Six Months
                                      Ended June 30,        Increase/(Decrease)
                                 -----------------------   ---------------------
                                     2005        2004           $          %
                                 -----------  ----------   ----------  ---------
Contract research, service and
  license revenues               $ 5,542,000  $5,331,000   $  211,000      4%
Sales of goods                     5,985,000   3,957,000    2,028,000     51%
                                 -----------  ----------   ----------
     Net sales and revenues      $11,527,000  $9,288,000   $2,239,000     24%
                                 ===========  ==========   ==========

     The 4% increase in contract research, service and license revenues for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 is primarily attributable to an increase in research and development activities partially offset by decreases in Bandwidth foundry services. Revenues from Spire's research and development activities increased 18% in 2005 as compared to 2004 primarily due to an increase in the number of contracts associated with funded research and development partially offset by a decrease in revenue from activities associated with our cost sharing agreement with NREL. Revenues from Bandwidth foundry services decreased 4% in 2005 compared to 2004 due to the timing and delivery of customer orders.

     The 51% increase in sales of goods for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was primarily due to increases in solar equipment revenues and biomedical product sales partially offset by a decrease in solar system revenue. Solar equipment revenues increased 108% in 2005 as compared to 2004 due to the timing and delivery of customer orders. The 2005 results include the sale of two photovoltaic module production lines in 2005 versus none in 2004. Biomedical product sales increased 95% in 2005 as compared to 2004 as a result of increased demand for Spire's line of hemodialysis catheters. Solar systems revenues decreased 12% in 2005 as compared to 2004 primarily due to the timing and delivery of customer orders.

COST OF SALES AND REVENUES

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                                    Increase/
                                Three Months Ended June 30,        (Decrease)
                             --------------------------------   ----------------
                                2005      %      2004      %         $       %
                             ----------  ---  ----------  ---   ----------  ----
Cost of contract research,
  services and licenses      $2,158,000  77%  $2,113,000  77%   $   45,000    2%
Cost of goods sold            4,292,000  94%   1,388,000  92%    2,904,000  209%
                             ----------       ----------        ----------
     Net cost of sales and
       revenues              $6,450,000  87%  $3,501,000  82%   $2,949,000   84%
                             ==========       ==========        ==========

     The $45,000 (2%) increase in cost of contract research and service revenues in 2005 is primarily due to a 7% increase in the cost of the Company's research and development activities associated with its 1% increase in revenues. Cost of contract research, services and licenses as a percentage of revenue remained relatively unchanged as the cost increases discussed above were substantially offset by margin improvement within biomedical processing services.

     The $2,904,000 (209%) increase in cost of goods sold is primarily due to an 128% increase in Spire's solar equipment direct costs resulting from its 316% increase in revenues discussed above and increases in solar systems and biomedical products unit's direct costs resulting from its 198% and 78% increase in revenues, respectively. The increase in cost of goods sold as a percentage of revenue is the result of sales mix and lower than expected contribution margins in the solar systems revenues.

COST OF SALES AND REVENUES

                                                    Six Months Ended June 30,                 Increase/(Decrease)
                                      -------------------------------------------------     ----------------------
                                          2005          %            2004          %              $           %
                                      ------------   -------     ------------   -------     ------------   -------
Cost of contract research, services
  and licenses                        $  4,275,000       77%     $  4,119,000       77%     $    156,000        4%
Cost of goods sold                       5,711,000       95%        3,309,000       84%        2,402,000       73%
                                      ------------               ------------               ------------
   Net cost of sales and revenues     $  9,986,000       86%     $  7,428,000       80%     $  2,558,000       34%
                                      ============               ============               ============

     The $156,000 (4%) increase in cost of contract research and service revenues in 2005 is primarily due to a 40% increase in the cost of the Company's research and development activities associated with its 18% increase in revenues. Cost of contract research, services and licenses as a percentage of revenue remained relatively unchanged as the cost increases discussed above were substantially offset by margin improvement within biomedical processing services.

     The $2,402,000 (73%) increase in cost of goods sold is primarily due to an increase in Spire's solar equipment direct costs resulting from its 108% increase in revenues discussed above, to a lesser extent, an increase in biomedical products unit's direct costs resulting from its 95% increase in revenues discussed above. The increase in cost of goods sold as a percentage of revenue is the result of lower than expected contribution margins in the solar equipment and solar systems segments. The effect of these lower than expected contribution margins was partially offset by an improved contribution margin in our biomedical product line.

OPERATING EXPENSES

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                 Three Months Ended June 30,                  Increase/(Decrease)
                                      -------------------------------------------------     ----------------------
                                          2005          %            2004          %              $           %
                                      ------------   -------     ------------   -------     ------------   -------
Selling, general and administrative   $  2,057,000       28%     $  2,030,000       48%     $     27,000        1%
Internal research and development          341,000        5%          377,000        9%          (36,000)     (10%)
                                      ------------               ------------               ------------
   Operating expenses                 $  2,398,000       33%     $  2,407,000       57%     $     (9,000)       0%
                                      ============               ============               ============

INTERNAL RESEARCH AND DEVELOPMENT

     The decrease in research and development costs was primarily a result of the Company's reduced effort in the "next generation" solar energy module manufacturing equipment under a cost-sharing contract with the Department of Energy National Renewable Energy Laboratory ("NREL"). The decrease in research and development expenses as a percentage of sales and revenues was primarily due to the increase in sales and revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2005 increased by $27,000. The increase was primarily due to increased legal and sales and marketing costs, which were partially offset by a reduction in insurance expense for the quarter. The decrease in selling, general and administrative expenses as a percentage of sales and revenues is primarily due to the increase in sales and revenue.

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                   Six Months Ended June 30,                  Increase/(Decrease)
                                      -------------------------------------------------     ----------------------
                                          2005          %            2004          %              $           %
                                      ------------   -------     ------------   -------     ------------   -------
Selling, general and administrative   $  3,887,000       34%     $  4,089,000       44%     $   (202,000)      (5%)
Internal research and development          658,000        6%          731,000        8%          (73,000)     (10%)
                                      ------------               ------------               ------------
   Operating expenses                 $  4,545,000       39%     $  4,820,000       52%     $   (275,000)      (6%)
                                      ============               ============               ============

INTERNAL RESEARCH AND DEVELOPMENT

     The decrease in research and development costs was primarily a result of the Company's reduced effort in the "next generation" solar energy module manufacturing equipment under a cost-sharing contract with the Department of Energy National Renewable Energy Laboratory ("NREL"). The decrease in research and development expenses as a percentage of sales and revenues was primarily due to the increase in sales and revenue partially offset by the decrease in research and development costs described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The decrease was due primarily to decreased cost associated with legal and audit expenses in connection with compliance requirements and, to a lesser extent, decreased insurance costs. These decreases were partially offset by increased cost associated with sales and marketing efforts of the Company's biomedical product line and solar business units. The decrease in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the increase in sales and revenues and, to a lesser extent, the decrease in selling, general and administrative costs discussed above.

OTHER EXPENSE, NET

     The Company earned $9,000 and $14,000 of interest income for the three months ended June 30, 2005 and 2004, respectively. The Company incurred interest expense of $67,000 and $84,000 for the three months ended June 30, 2005 and 2004, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

     The Company earned $18,000 and $34,000 of interest income for the six months ended June 30, 2005 and 2004, respectively. The Company incurred interest expense of $153,000 and $174,000 for the six months ended June 30, 2005 and 2004, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

     During the second quarter of 2005, the Company recorded $63,000 of currency transaction loss related to the sale of a solar technology license.

INCOME TAXES

     The Company did not record an income tax provision for the three and six months ended June 30, 2005 and 2004 as earnings (loss) before income is expected to be substantially offset by net operating loss carryforwards of approximately $3.5 million. A valuation allowance was provided against the deferred tax assets generated in 2004.

NET EARNINGS (LOSS)

     The Company reported net earnings for the three months ended June 30, 2005 of $4,698,000, compared to net earnings of $1,279,000 in 2004. The increase in net earnings in 2005 versus 2004 is primarily due to the gain on the sale of a license to our solar technology.

     The Company reported net earnings for the six months ended June 30, 2005 of $3,118,000, compared to a net loss of $99,000 in 2004. The increase in net earnings in 2005 versus 2004 is primarily due to the gain on the sale of a license to our solar technology.

Liquidity and Capital Resources
-------------------------------
                                                           Increase/(Decrease)
                                 June 30,   December 31,  ----------------------
                                   2005        2004            $          %
                                ----------  ----------    ----------  ----------
     Cash and cash equivalents  $7,576,000  $3,337,000    $4,239,000        127%
     Working capital             7,591,000   3,996,000     3,595,000         90%


     Cash and cash equivalents increased primarily due to the proceeds from sale of licenses partially offset by cash used in operations and, to a lesser extent, investments in patents and licenses and payments on capital leases.

     The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology. The Company's liquidity position benefited as a result of a cash receipt of $3,000,000 in 2005 and 2004 arising from the sale of a hemodialysis patent license to Bard Access Systems. The Company received its final payment of $3,000,000 in June 2005. In addition, the Company received JPY 400,000,000 (approximately $3.7 million) in June 2005 due to the sale of a license to our solar technology.

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At June 30, 2005, the Company had $1,189,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate as determined plus 1/2% (6.75% at June 30, 2005.) At June 30, 2005, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. On June 29, 2005, the Company entered into a Second Amendment to extend the expiration date of the Agreement to June 27, 2006. The Agreement contains covenants including certain financial reporting requirements. At June 30, 2005, the Company was in compliance with its financial reporting requirements and cash balance covenants.

     To date, there are no material commitments by the Company for capital expenditures. At June 30, 2005, the Company's retained earnings were $1,468,000, compared to an accumulated deficit of $1,649,000 as of December 31, 2004. Working capital as of June 30, 2005 increased 90% to $7,591,000, compared to $3,996,000 as of December 31, 2004.

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

Foreign Currency Fluctuation
----------------------------

     The Company sells only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Therefore the Company is not directly affected by foreign exchange fluctuations on its current orders. However, fluctuations in foreign exchange rates do have an effect on the Company's customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets. The Company received Japanese yen in exchange for the sale of a license to its solar technology. In addition, purchases made and royalties received under the Company's consortium agreement with its Japanese partner will be in Japanese yen. The Company does not believe that foreign exchange fluctuations will materially affect its operations.

Related Party Transactions
--------------------------

     The Company subleases 74,000 square-feet in a building leased by Mykrolis Corporation, who in turn leases the building from a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary. The Company believes that the terms of the third-party sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the quarter ended June 30, 2005 was $571,000. In connection with this sublease, the Company is invoiced and pays certain trust related expenses, including building maintenance and insurance. The Company invoices the Trust on a monthly basis and the Trust reimburses the Company for all such costs. No amounts were due from the Trust as of June 30, 2005.

     In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner, abandoned the space being subleased from the Company in Bedford, Massachusetts, to move to a new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result, the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,247,241 in the purchase accounting. As of June 30, 2005, the remaining lease obligation is $217,411, which is reflected as "accrued lease obligation - related party" in the June 30, 2005 unaudited condensed consolidated balance sheet. The difference between the actual rent payment and the discounted rent payment will be accreted to the consolidated statements of operations as interest expense. Interest of 4.75% has been assumed on this obligation. For the six months ended June 30, 2005, interest expense was approximately $9,000.

     Also in conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($191,250 as of June 30, 2005.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the six months ended June 30, 2005, interest expense was approximately $94,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                    RATE PER
                 YEAR             SQUARE FOOT  ANNUAL RENT  MONTHLY RENT  SECURITY DEPOSIT
     ---------------------------  -----------  -----------  ------------  ----------------
     June 1, 2003 - May 31, 2004    $  6.00    $   540,000    $ 45,000        $135,000
     June 1, 2004 - May 31, 2005       7.50        675,000      56,250         168,750
     June 1, 2005 - May 31, 2006       8.50        765,000      63,750         191,250
     June 1, 2006 - May 31, 2007      10.50        945,000      78,750         236,250
     June 1, 2007 - May 31, 2008      13.50      1,215,000     101,250         303,750
                                               -----------
                                               $ 4,140,000
                                               ===========

     At June 30, 2005, $621,000 and $1,925,000 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, on the unaudited condensed consolidated balance sheet.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

     The following table summarizes the Company's gross contractual obligations at June 30, 2005 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                        PAYMENTS DUE BY PERIOD
                                     --------------------------------------------------------------
                                                   LESS THAN      2 - 3        4 - 5      MORE THAN
    CONTRACTUAL OBLIGATIONS             TOTAL       1 YEAR        YEARS        YEARS       5 YEARS
----------------------------------   ----------   ----------   ----------   ----------   ----------
PURCHASE OBLIGATIONS                 $3,144,000   $2,617,000   $  527,000   $       --           --

CAPITAL LEASES:
  Unrelated party capital lease      $  714,000   $  437,000   $  277,000   $       --           --
  Related party capital lease         2,850,000      780,000    2,070,000           --           --

OPERATING LEASES:
  Unrelated party operating leases   $  193,000   $   63,000   $  108,000   $   22,000           --
  Related party operating lease         507,000      507,000                        --           --
                                                                                    --

     Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

     Capital lease obligations outlined above include both the principal and interest components of these contractual obligations. Included in the related party operating lease is the accrued lease obligation in the amount of $217,000.

     On October 8, 1999, the Company entered into an Agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory ("Spire Solar Chicago") and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS has the right to reclaim the equipment should the Company not meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS have been classified as an unearned purchase discount in the accompanying unaudited condensed consolidated balance sheet. The Company will amortize this discount as a reduction to cost of sales as it purchases solar cells from BPS. During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by the Company from BPS in the purchase commitment calculation. Amortization of the purchase discount amounted to $54,128 for the six-months ended June 30, 2005. The production equipment has been classified as a component of fixed assets in the accompanying unaudited condensed consolidated balance sheet. Depreciation amounted to $136,256 for the six months ended June 30, 2005.

     In addition, the agreement contains a put option for BPS to have the Company create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and the Company.

     The amended agreement also allows the Company to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election. The Company is currently exploring various options with regard to this agreement including a potential purchase of the production equipment. As of June 30, 2005 a definitive decision has not been made.

     In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard has the right to cancel the agreement at any time subsequent to the second payment. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. In June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. In June 2005, the Company received the second and final contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with these payments. These gains have been recorded in the accompanying unaudited condensed consolidated statements of operations for three and six months ended June 30, 2005 and 2004, respectively.

     In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard a right of first refusal should the Company seek to sell the catheter business.

     On May 26, 2005, the Company entered into a global consortium agreement (the "Agreement") with Nisshinbo Industries, Inc. (Nisshinbo) for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Under the terms of the Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but are not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company has determined the fair value of the license and royalty based on an appraisal. As a result, a $3,319,600 gain has been recognized as a gain on sale of license in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005. In addition, approximately $13,000 of royalty income was recognized during the quarter.

     As of June 30, 2005, JPY 400,000,000 was held in a Japanese yen account. This yen account has been reflected in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet utilizing the closing yen/dollar exchange rate as of June 30, 2005. As a result, a $62,845 currency transaction loss was incurred and reflected in Other expense, net in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2005. On July 1, the Company entered into a 30-day Forward Plus Contract with its Bank for the conversion of the majority of its Yen account into United States dollars at a predetermined exchange rate range. This contract effectively capped the Company's exchange rate at 113.25 while allowing the Company to benefit from decreases in the yen / dollar exchange rate to a 109.25 limit. If the rate dropped below this limit at the expiration date of the contract, the Company would have to convert the yen at the 113.25 rate. On August 3, 2005, the Company converted JPY 350,000,000 into $3,139,295 and the contract expired.

     The Company believes that the sale of these licenses does not reflect the day-to-day operations of the Company. Therefore, the net proceeds received have been classified under investing activities in the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 and June 30, 2004, respectively.

     Outstanding letters of credit totaled $1,189,000 at June 30, 2005. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.

ITEM 3.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, in the course of this evaluation, management considered certain internal control areas, including those discussed below, in which we have made and are continuing to make changes to improve and enhance controls. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2005 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     There was no change in the Company's internal control over financial reporting that occurred during the first and second fiscal quarters of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its financial position, results of operations, or cash flows.

     The Company has been named as a defendant in 58 cases filed from August 2001 to July 2003 in state courts in Texas by persons claiming damages from the use of allegedly defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the valve manufacturer, which has also been named as a defendant in the cases. In June 2003, a judge in a state court in Harris County, Texas agreed to grant the Company's motion for summary judgment based upon the principle of federal preemption with regard to 57 of those cases and to order that the cases against the Company be dismissed with prejudice. An order to this effect was signed in late July 2003. The remaining case is still pending, and due to aspects of its fact situation is not subject to the principle of federal preemption. From August 2003 to date, a total of seven new cases were filed against the Company in courts in Harris County. Activity with regard to these cases is likely to occur only after the disposition of the original 57 cases is finally settled. The plaintiffs whose cases were dismissed have filed appeals with the Texas appellate court. In June 2005, the Texas Court of Appeals upheld the summary judgment granted by the lower court. Attorneys for the Company anticipate that the plaintiffs may file a motion for rehearing, and an appeal with the Texas Supreme Court is also possible. Attorneys who represent the Company with respect to these cases in Texas do not believe at this time that the actions of a federal district court judge in Minnesota in denying St. Jude Medical's request for summary judgment will materially affect the Company's position in the Texas complaints.

     During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claims one of the Company's catheter products induces and contributes to infringement when medical professionals insert it. The Company has responded to the complaint denying all allegations and has filed certain counterclaims. The Company intends to vigorously defend this matter. In the opinion of management, an unfavorable outcome of this matter could have a material adverse effect on the Company's financial position as well as its results of operations and cash flows.


ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 17, 2005, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders.

     The number of directors was fixed at eight, leaving one vacancy, Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2006 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

                                 SHARES     SHARES VOTING AGAINST     SHARES      BROKER
                 NOMINEE       VOTING FOR   OR AUTHORITY WITHHELD   ABSTAINING   NON-VOTES
     -----------------------   ----------   ---------------------   ----------   ----------
     Udo Henseler               6,060,970          77,165               --           --
     David R. Lipinski          5,708,462         429,673               --           --
     Mark C. Little             5,726,562         411,573               --           --
     Roger G. Little            5,725,762         412,373               --           --
     Michael J. Magliochetti    6,078,070          60,065               --           --
     Guy L. Mayer               6,078,470          59,665               --           --
     Roger W. Redmond           6,078,270          59,865               --           --


ITEM 5.     OTHER INFORMATION

     a.     None
     b.     None


ITEM 6.     EXHIBITS

     10(n) Development, Manufacturing, and Sales Consortium Agreement between Nisshinbo Industries, Inc. and Spire Corporation, with an effective date of 16 May 2005.*

     31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

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

------------
* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Spire Corporation




Dated:     August 15, 2005                  By: /s/ Roger G. Little
                                                ------------------------------
                                                Roger G. Little
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and President




Dated:     August 15, 2005                  By: /s/ James F. Parslow
                                                ------------------------------
                                                James F. Parslow
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit                            Description
-------                            -----------

10(n) Development, Manufacturing, and Sales Consortium Agreement between Nisshinbo Industries, Inc. and Spire Corporation, with an effective date of 16 May 2005.*

31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

32.2        Certification of the Chief Financial Officer pursuant to 18 U.S.C.
            ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002


* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.