Form 10QSB/A
period 2005-06-30
SPIRE CORP
filed 2005-08-25
CIK 731657

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

                                EXPLANATORY NOTE


     Spire Corporation (the "Company") is filing this Amendment No. 1 (this "Amendment") on Form 10-QSB/A to amend the Company's Form 10-QSB for the quarterly period ended June 30, 2005 (the "Original Report") in order to file correct versions of the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 (the "Section 302 Certifications"). The Section 302 Certifications filed with the Original Report were inadvertently missing the paragraph in which the certifying officers state that they have "disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting." In connection with filing correct
Section 302 Certifications, the Company is also including in this Amendment Item 3, "Controls and Procedures," of Part I, although no changes have been made to the disclosure included in Item 3 of Part I of the Original Report.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including in this Amendment only (i) Item 3, "Controls and Procedures," of Part I and (ii) Item 6, "Exhibits," of Part II (including correct Section 302 Certifications). The remaining Items of the Original Report are not amended hereby.


                                     PART I
                              FINANCIAL INFORMATION

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

                                     PART II
                                OTHER INFORMATION


ITEM 6. EXHIBITS

      *10(n) Development, Manufacturing, and Sales Consortium Agreement between Nisshinbo Industries, Inc. and Spire Corporation, with an effective date of 16 May 2005. +

     **31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

     **31.2 Certification of the Chief Financial Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

      *32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

      *32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.


_______________

*    Previously filed.
**   Filed herewith.
+ Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Spire Corporation



Dated:  August 24, 2005                      By: /s/ Roger G. Little
                                                 -------------------------------
                                                 Roger G. Little
                                                 Chairman of the Board, Chief
                                                 Executive Officer and President


Dated:  August 24, 2005                      By: /s/ James F. Parslow
                                                 -------------------------------
                                                 James F. Parslow
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

*10(n) Development, Manufacturing, and Sales Consortium Agreement between Nisshinbo Industries, Inc. and Spire Corporation, with an effective date of 16 May 2005. +

**31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

**31.2 Certification of the Chief Financial Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

*32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

*32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002


____________________

*  Previously filed.
** Filed herewith.
+ Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.