Form 10QSB
period 2005-09-30
SPIRE CORP
filed 2005-11-14
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-QSB
                                 _______________


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2005; or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ___________ to ___________


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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [_]  No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 7,207,987 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 4, 2005.

     Transitional Small Business Disclosure Format (check one):  Yes [_]  No [X]

================================================================================

                                TABLE OF CONTENTS





                                                                            Page
PART I.    FINANCIAL INFORMATION                                            ----

Item 1.    Financial Statements

           Unaudited Condensed Consolidated Balance Sheet
           as of September 30, 2005  .....................................     1

           Unaudited Condensed Consolidated Statements of Operations for
           the Three and Nine Months Ended September 30, 2005 and 2004....     2

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2005 and  2004 ........     3

           Notes to Unaudited Condensed Consolidated Financial Statements.     4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .........................................    13

Item 3.    Controls and Procedures .......................................    23






PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings  ............................................    24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds....    24

Item 3.    Defaults Upon Senior Securities  ..............................    24

Item 4.    Submission of Matters to a Vote of Security Holders  ..........    24

Item 5.    Other Information  ............................................    24

Item 6.    Exhibits  .....................................................    25

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                          SEPTEMBER 30,
                                                                              2005
                                                                          ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                              $  5,372,446
   Restricted cash                                                             900,649
                                                                          ------------
                                                                             6,273,095

   Accounts receivable - trade, net                                          2,828,522
   Inventories, net                                                          3,618,182
   Prepaid expenses and other current assets                                   584,918
                                                                          ------------
       Total current assets                                                 13,304,717

Net property and equipment                                                   4,891,799
Intangible and other assets (less accumulated amortization of                  689,280
                                                                          $    674,577)
Available-for-sale investments at quoted market value                          969,927
Restricted cash - long-term                                                    199,821
Deposit - related party                                                        191,250
                                                                          ------------
          Total assets                                                    $ 20,246,794
                                                                          ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation                            $    549,748
   Current portion of capital lease obligation - related party                 677,193
   Accounts payable                                                            825,943
   Accrued liabilities                                                       2,220,482
   Accrued lease obligation - related party                                     87,480
   Advances on contracts in progress                                         2,395,359
                                                                          ------------
       Total current liabilities                                             6,756,205
                                                                          ------------

Long-term portion of capital lease obligation                                       --
Long-term portion of capital lease obligation - related party                1,720,944
Deferred compensation                                                          969,927
Unearned purchase discount                                                          --
                                                                          ------------
       Total long-term liabilities                                           2,690,871
                                                                          ------------
          Total liabilities                                                  9,447,076
                                                                          ------------

Commitments and Contingencies:
------------------------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized;
      7,202,899 shares issued and outstanding                                   72,029
   Additional paid-in capital                                               10,678,792
   Retained earnings                                                            39,698
   Accumulated other comprehensive income                                        9,199
                                                                          ------------
       Total stockholders' equity                                           10,799,718
                                                                          ------------
          Total liabilities and stockholders' equity                      $ 20,246,794
                                                                          ============


     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                      ----------------------------     ----------------------------
                                          2005            2004             2005            2004
                                      ------------    ------------     ------------    ------------
Net sales and revenues
----------------------
   Contract research, service and
     license revenues                 $  3,172,940    $  2,290,456     $  8,714,611    $  7,621,518
   Sales of goods                        1,309,160       1,437,047        7,294,120       5,394,116
                                      ------------    ------------     ------------    ------------
      Total net sales and revenues       4,482,100       3,727,503       16,008,731      13,015,634
                                      ------------    ------------     ------------    ------------

Costs and expenses
------------------
   Cost of contract research,
     service and licenses                2,359,714       1,791,787        6,635,179       5,911,160
   Cost of goods sold                    1,268,977       1,353,809        6,979,557       4,662,413
   Selling, general and
     administrative expenses             2,400,309       1,994,725        6,286,914       6,083,681
   Internal research and
     development expenses                  411,749         308,531        1,069,818       1,039,156
                                      ------------    ------------     ------------    ------------
      Total costs and expenses           6,440,749       5,448,852       20,971,468      17,696,410
                                      ------------    ------------     ------------    ------------

Gain on extinguishment of purchase
  commitment                               593,313              --          593,313              --
Gain on sale of licenses                        --              --        6,319,600       3,000,000
                                      ------------    ------------     ------------    ------------

Earnings (loss) from operations         (1,365,336)     (1,721,349)       1,950,176      (1,680,776)
-------------------------------

Other expense, net                         (63,287)        (77,084)        (261,088)       (217,002)
                                      ------------    ------------     ------------    ------------

Earnings (loss) before income taxes     (1,428,623)     (1,798,433)       1,689,088      (1,897,778)

Income tax benefit (expense)                    --              --               --              --
                                      ------------    ------------     ------------    ------------

Net earnings (loss)                   $ (1,428,623)   $ (1,798,433)    $  1,689,088    $ (1,897,778)
-------------------                   ============    ============     ============    ============

Earnings (loss) per share of common
-----------------------------------
stock - basic                         $      (0.20)   $      (0.26)    $       0.24    $      (0.28)
-------------                         ============    ============     ============    ============

Earnings (loss) per share of common
-----------------------------------
stock - diluted                       $      (0.20)   $      (0.26)    $       0.24    $      (0.28)
---------------                       ============    ============     ============    ============

Weighted average number of common
and common equivalent shares
outstanding - basic                      6,983,556       6,835,928        6,898,381       6,797,073
                                      ============    ============     ============    ============

Weighted average number of common
and common equivalent shares
outstanding - diluted                    6,983,556       6,835,928        7,172,985       6,797,073
                                      ============    ============     ============    ============

     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Cash flows from operating activities:
-------------------------------------
   Net income (loss)                                                  $  1,689,088    $ (1,897,778)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                       1,914,932       1,887,218
     Gain on sale of licenses                                           (6,319,600)     (3,000,000)
     Gain on extinguishment of purchase commitment                        (593,313)             --
     Deferred compensation                                                 (15,357)             --
     Unearned purchase discount                                            (64,754)       (108,889)
     Changes in assets and liabilities:
       Restricted cash                                                    (290,760)         43,192
       Accounts receivable, net                                          1,399,356         811,760
       Inventories                                                        (893,744)       (875,276)
       Prepaid expenses and other current assets                           (30,504)         44,301
       Accounts payable, accrued liabilities and other liabilities        (824,800)       (642,509)
       Deposit - related party                                             (22,500)       (168,750)
       Advances on contracts in progress                                  (203,387)        (80,663)
                                                                      ------------    ------------
           Net cash used in operating activities                        (4,255,343)     (3,987,394)
                                                                      ------------    ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from sale of licenses                                        6,319,600       3,000,000
   Additions to property and equipment                                    (288,419)       (334,756)
   Payment to extinguish purchase commitment                              (275,000)             --
    Restricted cash - long term                                             17,979              --
   Increase in intangible and other assets                                 (20,861)       (493,439)
                                                                      ------------    ------------
           Net cash provided by  investing activities                    5,753,299       2,171,805
                                                                      ------------    ------------

Cash flows from financing activities:
-------------------------------------
   Principal payment on capital lease obligations                         (298,617)       (278,492)
   Principal payment on capital lease obligations - related parties       (398,210)       (287,859)
   Proceeds from exercise of stock options                               1,234,450         156,867
                                                                      ------------    ------------
           Net cash provided by (used in) financing activities             537,623        (409,484)
                                                                      ------------    ------------

Net increase (decrease) in cash and cash equivalents                     2,035,579      (2,225,073)

Cash and cash equivalents, beginning of period                           3,336,867       5,999,091
                                                                      ------------    ------------
Cash and cash equivalents, end of period                              $  5,372,446    $  3,774,018
                                                                      ============    ============

Cash paid (received) during the period for:
   Interest                                                           $     37,899    $     61,552
                                                                      ============    ============
   Interest - related party                                           $    148,821    $    162,137
                                                                      ============    ============
   Income taxes                                                       $    150,064    $   (193,600)
                                                                      ============    ============


     See accompanying notes to condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


1.     DESCRIPTION OF THE BUSINESS

       Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in four principal business areas: biomedical, solar equipment, solar systems and optoelectronics bringing to bear expertise in materials technologies across all four business areas.

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


2.     INTERIM FINANCIAL STATEMENTS

       In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2005 and the results of its operations and cash flows for the three and nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.

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


3.     ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

       Net accounts receivable, trade consists of the following:

                                                                 SEPTEMBER 30,
                                                                     2005
                                                                 ------------
       Amounts billed                                            $  2,315,361
       Retainage                                                       34,869
       Accrued revenue                                                643,160
                                                                 ------------
                                                                   2,993,390
       Less:  Allowance for sales returns and doubtful accounts      (164,868)
                                                                 ------------
       Net accounts receivable                                   $  2,828,522
                                                                 ============
       Advances on contracts in progress                         $  2,395,359
                                                                 ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


       Accrued revenue represents revenue recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

       Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled $35,000 at September 30, 2005. All other accounts receivable are expected to be collected within one year.

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


4.     INVENTORIES

       Inventories consist of the following:                     SEPTEMBER 30,
                                                                      2005
                                                                 ------------
       Raw materials                                             $  1,554,033
       Work in process                                              1,821,273
       Finished goods                                                 242,876
                                                                 ------------
                                                                 $  3,618,182
                                                                 ============


5.     EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                      ---------------------------   ---------------------------
                                          2005           2004           2005           2004
                                      ------------   ------------   ------------   ------------
Weighted average number of common
   and common equivalent shares
   outstanding - basic                   6,983,556      6,835,928      6,898,381      6,797,073

Add: Net additional common shares
   upon assumed exercise of common
   stock options                                --             --        274,604             --
                                      ------------   ------------   ------------   ------------
Adjusted weighted average number of
   common and common equivalents
   shares outstanding - diluted          6,983,556      6,835,928      7,172,985      6,797,073
                                      ============   ============   ============   ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


       For the three and nine months ended September 30, 2005, 6,318 and 25,613 shares, respectively, and for the three and nine months ended September 30, 2004, 155,793 and 227,026 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since their inclusion would be anti-dilutive. For the three months ended September 30, 2005, 354,694 shares of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in the period. For the three and nine months ended September 30, 2004, 120,777 and 96,433 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in the period.


6.     OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                   SOLAR           SOLAR                                            TOTAL
                                                 EQUIPMENT        SYSTEMS        BIOMEDICAL    OPTOELECTRONICS     COMPANY
                                                ------------    ------------    ------------    ------------    ------------
For the three months ended September 30, 2005
---------------------------------------------
Net sales and revenues                          $    907,341    $    115,735    $  2,683,952    $    775,072    $  4,482,100
Earnings (loss) from operations                     (483,718)        119,541        (385,830)       (615,329)     (1,365,336)

For the three months ended September 30, 2004
---------------------------------------------
Net sales and revenues                          $    317,808    $    748,418    $  2,221,709    $    439,568    $  3,727,503
Earnings (loss) from operations                     (511,096)       (166,696)       (524,861)       (518,696)     (1,721,349)

For the nine months ended September 30, 2005
--------------------------------------------
Net sales and revenues                          $  4,286,656    $  1,691,726    $  7,962,091    $  2,068,258    $ 16,008,731
Earnings (loss) from operations                    1,769,192        (352,153)      2,369,406      (1,836,269)      1,950,176

For the nine months ended September 30, 2004
--------------------------------------------
Net sales and revenues                          $  2,292,499    $  2,536,289    $  6,402,408    $  1,784,438    $ 13,015,634
Earnings (loss) from operations                   (1,180,299)       (228,755)      1,243,145      (1,514,867)     (1,680,776)


       Earnings from operations for the solar equipment segment includes a gain on the sale of a license of $3,319,600 for the nine months ended September 30, 2005. Earnings from operations for the biomedical segment includes a gain on the sale of a license of $3,000,000 for the nine months ended September 30, 2005 and 2004, respectively. These gains are more fully described in Footnote 12.

       The following table shows net sales and revenues by geographic area (based on customer location):

                      THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                  ---------------------------------------     ---------------------------------------
                      2005       %         2004       %           2005       %         2004       %
                  -----------  -----   -----------  -----     -----------  -----   -----------  -----
Foreign           $ 1,088,000    24%   $   359,000    10%     $ 4,365,000    27%   $ 1,510,000    12%
United States       3,394,000    76%     3,369,000    90%      11,644,000    73%    11,506,000    88%
                  -----------  -----   -----------  -----     -----------  -----   -----------  -----
                   $4,482,000   100%    $3,728,000   100%     $16,009,000   100%   $13,016,000   100%
                  ===========  =====   ===========  =====     ===========  =====   ===========  =====

       Revenues from contracts with United States government agencies for the three months ended September 30, 2005 and 2004 were $876,000 and $588,000, or 20% and 16% of consolidated net sales and revenues, respectively.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


       Revenues from contracts with United States government agencies for the nine months ended September 30, 2005 and 2004 were $2,557,000 and $2,053,000, or 16% and 16% of consolidated net sales and revenues, respectively.

       Two customers accounted for approximately 32% and 34% of the Company's gross sales during the three months ended September 30, 2005 and 2004, respectively. Two customers accounted for approximately 26% and one customer accounted for approximately 15% of the Company's gross sales during the nine months ended September 30, 2005 and 2004, respectively. One customer represented approximately 10% of net trade account receivables at September 30, 2005. No customer represented more than 10% of trade account receivables at September 30, 2004.


7.     INTANGIBLE AND OTHER ASSETS

       Patents amounted to $537,473, net of accumulated amortization of $593,059, at September 30, 2005. Licenses amounted to $143,482, net of accumulated amortization of $81,518 at September 30, 2005. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $454,876 of estimated amortization expense related to patents that remain pending. Estimated amortization expense for the periods ending December 31, is as follows:

                                                    AMORTIZATION
             YEAR                                      EXPENSE
       ---------------                              ------------
       2005                                         $    111,260
       2006                                              171,465
       2007                                              164,314
       2008                                              137,123
       2009 and beyond                                    96,793
                                                    ------------
                                                    $    680,955
                                                    ============

       Also included in other assets are $8,325 of refundable deposits made by the Company.


8.     AVAILABLE-FOR-SALE INVESTMENTS

       Available-for-sale securities consist of the following:

                                                    SEPTEMBER 30,
                                                        2005
                                                    ------------
       Equity investments                           $    745,110
       Government bonds                                  155,222
       Cash and money market funds                        69,595
                                                    ------------
                                                    $    969,927
                                                    ============

       These investments have been classified as available-for-sale and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of September 30, 2005, the net unrealized gain on these marketable securities was $17,000.


9.     NOTES PAYABLE AND CREDIT ARRANGEMENTS

       The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At September 30, 2005, the Company had approximately $1,100,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate, as determined, plus 1/2% (7.25% at September 30, 2005.) At September 30, 2005, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. On June 29, 2005, the Company entered into a Second Amendment to extend the expiration date of the Agreement to June 27, 2006. The Agreement contains covenants including certain financial reporting requirements. At September 30, 2005, the Company was in compliance with its financial reporting requirements and cash balance covenants.


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

                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                        ----------------------------      ----------------------------
                                            2005            2004              2005            2004
                                        ------------    ------------      ------------    ------------
Net earnings (loss), as reported        $ (1,428,623)   $ (1,798,433)     $  1,689,088    $ (1,897,778)
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related tax
   effects                                   (81,416)        (86,411)         (240,073)       (245,299)
                                        ------------    ------------      ------------    ------------
Pro forma net earnings (loss)           $ (1,510,039)   $ (1,884,844)     $  1,449,015    $ (2,143,077)
                                        ============    ============      ============    ============

Earnings (loss) per share:
   Basic - as reported                  $      (0.20)   $      (0.26)     $       0.24    $      (0.28)
                                        ============    ============      ============    ============
   Basic - pro forma                    $      (0.22)   $      (0.28)     $       0.21    $      (0.32)
                                        ============    ============      ============    ============

   Diluted - as reported                $      (0.20)   $      (0.26)     $       0.24    $      (0.28)
                                        ============    ============      ============    ============
   Diluted - pro forma                  $      (0.22)   $      (0.28)     $       0.20    $      (0.32)
                                        ============    ============      ============    ============

       The per-share weighted-average fair value of stock options granted during the quarters ended September 30, 2005 and 2004 was $3.25 and $3.94, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

           EXPECTED         RISK-FREE        EXPECTED         EXPECTED
YEAR    DIVIDEND YIELD    INTEREST RATE    OPTION LIFE    VOLATILITY FACTOR
----    --------------    -------------    -----------    -----------------
2005          --              4.34%          5 years            77.4%
2004          --              4.13%          5 years            77.1%

       For the quarter ended September 30, 2005, 6,250 stock options were granted.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


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


11.    COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) includes certain changes in equity that are excluded from net earnings (loss) and consists of the following:

                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                    ----------------------------    ----------------------------
                                        2005            2004            2005            2004
                                    ------------    ------------    ------------    ------------
Net earnings (loss)                 $ (1,428,623)   $ (1,798,433)   $  1,689,088    $ (1,897,778)
Other comprehensive loss:
     Net unrealized gain (loss)
     on available for sale
     marketable securities,
     net of tax                            8,050              --         (15,357)             --
                                    ------------    ------------    ------------    ------------
Total comprehensive income (loss)   $ (1,420,573)   $ (1,798,433)   $  1,673,731    $ (1,897,778)
                                    ============    ============    ============    ============


12.    SALE OF LICENSES

       In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard had the right to cancel the agreement at any time subsequent to the second payment. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. In June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. In June 2005, the Company received the second and final contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with these payments. These gains have been recorded in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2005 and 2004, respectively.

       In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard a right of first refusal should the Company seek to sell the catheter business.

       On May 26, 2005, the Company entered into a global consortium agreement (the "Consortium Agreement") with Nisshinbo Industries, Inc. ("Nisshinbo") for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Under the terms of the Consortium Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but are not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company has determined the fair value

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


of the license and royalty based on an appraisal. As a result, a $3,319,600 gain has been recognized as a gain on sale of license in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2005. In addition, approximately $34,000 of royalty income was recognized during the nine months ended September 30, 2005.

       As of June 30, 2005, JPY 400,000,000 was held in a Japanese yen account. The Company converted JPY 350,000,000 into $3,139,295 on August 3, 2005 resulting in an approximate $17,000 currency translation loss. The Company continues to maintain a 50,000,000 Japanese yen account. As of September 30, 2005, approximately $422,000 has been reflected in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet utilizing the closing yen/dollar exchange rate as of September 30, 2005. A $9,000 currency translation loss was recognized related to the conversion of this Yen balance into U.S. dollars and is reflected in Other expense, net on the accompanying unaudited condensed consolidated statements of operations. Total currency translation loss for the quarter was approximately $26,000. Total currency translation loss for the nine months ended September 30, 2005 was approximately $89,000.

       The Company believes that the sale of these licenses does not reflect the day-to-day operations of the Company. Accordingly, the net proceeds received have been classified under investing activities in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004, respectively.


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

       On August 17, 2005, the Company received a letter from the Nasdaq Staff indicating that the Nasdaq Staff had determined that the Company complies with the Rule and that this matter was closed.


14.    COMMITMENTS AND CONTINGENCIES

Agreement with BP Solarex
-------------------------

       On October 8, 1999, the Company entered into an agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory ("Spire Solar

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


Chicago") and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS had the right to reclaim the equipment if the Company failed to meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS were classified as an unearned purchase discount in the Company's condensed consolidated balance sheets in prior periods. The Company has amortized this discount as a reduction to cost of sales as it purchases materials from BPS. During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by the Company from BPS in the purchase commitment calculation. Amortization of the purchase discount amounted to approximately $65,000 and $109,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The production equipment had been classified as a component of fixed assets. Depreciation amounted to approximately $211,000 for the nine months ended September 30, 2005.

       In addition, the agreement contained a put option for BPS to have the Company create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and the Company. The amended agreement also allowed the Company to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election.

       On August 16, 2005, the Company entered into a Settlement and Contract Termination Agreement (the "Termination Agreement") with BPS effective September 30, 2005. Under the terms of the Termination Agreement, the Company and BPS agreed to terminate the amended agreement including the Purchase Commitment. In exchange, the Company paid BPS $275,000 and retained ownership of the production equipment. The unamortized unearned purchase discount as of the effective date was approximately $1,205,000 and the net book value of the production equipment was approximately $287,000. As result of this action, Spire reevaluated the recoverability of the long-lived assets associated with this segment as part of its third quarter review. Based on current updated cash flow projections for the Solar System segment, the Company determined that the production equipment was impaired and should be written-off. As a result, an impairment loss of $287,000 was recorded.

       The Company has recorded an approximate $593,000 gain from these actions, which is reflected as a Gain on extinguishment of purchase commitment in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The components of this gain are outlined below:

       Unearned purchase discount                               $1,205,000
       Net book value of production equipment                     (287,000)
       Payment to extinguish purchase commitment                  (275,000)
       Accrued relocation costs                                    (50,000)
                                                                ----------
         Gain on extinguishment of purchase commitment          $  593,000
                                                                ==========

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

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)
                               SEPTEMBER 30, 2005


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

       During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claims one of the Company's catheter products induces and contributes to infringement when medical professionals insert it. The Company has responded to the complaint denying all allegations and has filed certain counterclaims. The Company intends to vigorously defend this matter. The parties are engaged in the early stages of discovery. In the opinion of management, an unfavorable outcome of this matter could have a material adverse effect on the Company's financial position as well as its results of operations and cash flows.


15.    SUBSEQUENT EVENT

Related Party Operating Lease
-----------------------------

       The Company subleases 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leases the building from SPI-Trust, a Trust of which Roger Little, Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, is the sole trustee and principal beneficiary. The Company believes that the terms of the third-party sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The Agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the nine months ended September 30, 2005 and 2004 was $887,000 and $809,000, respectively. In connection with this sublease, the Company is invoiced and pays certain SPI-Trust related expenses, including building maintenance and insurance. The Company invoices SPI-Trust on a monthly basis and SPI-Trust reimburses the Company for all such costs. No amounts were due from SPI-Trust as of September 30, 2005.

       On November 11, 2005, the Company entered into an Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust the term of which commences on December 1, 2005. The Lease Extension is for a period of two years and maintains the rental payments at the now current rental rate over the two
(2) year period. All other terms of the Lease Extension are substantially the same as were in effect under the current lease and sublease agreements. The Company will assume certain responsibilities of Mykrolis, the tenant under the lease expiring on November 30, 2005, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. The Company believes that the terms of the Lease Extension are commercially reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS QUARTERLY REPORT ON FORM 10-QSB, INCLUDING THIS ITEM 2, CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. READERS CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "COULD," "SHOULD," "WOULD," "INTEND," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," "CONTINUE" OR SIMILAR WORDS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED OR REFERRED TO IN THIS REPORT AND IN ITEM 6 OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004. THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN LIGHT OF THOSE FACTORS AND IN CONJUNCTION WITH THE COMPANY'S ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO.

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

       Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales were 27% of net sales and revenues for the nine months ended September 30, 2005 and are expected to continue to constitute a significant portion of the Company's net sales and revenues.

Results of Operations
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                          2005           2004           2005           2004
                                                       ----------     ----------     ----------     ----------
       Net sales and revenues                                 100%           100%           100%           100%
       Cost of sales and revenues                             (81)           (84)           (85)           (81)
                                                       ----------     ----------     ----------     ----------
          Gross profit                                         19             16             15             19
       Selling, general and administrative expenses           (53)           (54)           (39)           (47)
       Internal research and development                       (9)            (8)            (7)            (8)
       Gain on extinguishment of purchase commitment           13             --              4             --
       Gain on sale of licenses                                --             --             39             23
                                                       ----------     ----------     ----------     ----------
          Earnings (loss) from operations                     (30)           (46)            12            (13)
       Other expense, net                                      (2)            (2)            (2)            (2)
                                                       ----------     ----------     ----------     ----------
          Earnings (loss) before income taxes                 (32)           (48)            10            (15)
       Income tax expense                                      --             --             --             --
                                                       ----------     ----------     ----------     ----------
          Net earnings (loss)                                 (32%)          (48%)           10%           (15%)
                                                       ==========     ==========     ==========     ==========

OVERALL

       The Company's total net sales and revenues for the nine months ended September 30, 2005 ("2005") increased 23% compared to the nine months ended September 30, 2004 ("2004"). The increase was attributable to increases within all business units.

SOLAR BUSINESS UNIT

       Sales in the Company's solar business unit increased 24% during 2005 as compared to 2004 primarily due to a 120% increase in solar equipment sales resulting from the volume and timing of the delivery of equipment partially offset by a 33% decrease in solar systems sales.

BIOMEDICAL BUSINESS UNIT

       Revenues of the Company's biomedical business unit increased 24% during 2005 as compared to 2004 as a result of a 68% increase in revenue from Spire's line of hemodialysis catheters and a 39% increase in revenue from Spire's government-funded research and development activities.

OPTOELECTRONICS BUSINESS UNIT

       Sales in the Company's optoelectronics business unit increased 16% during 2005.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2004
------------------------

NET SALES AND REVENUES

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,              INCREASE/(DECREASE)
                                                  ---------------------------   ---------------------------
                                                      2005           2004             $             %
                                                  ------------   ------------   ------------   ------------
Contract research, service and license revenues   $  3,173,000   $  2,291,000   $    882,000        39%
Sales of goods                                       1,309,000      1,437,000       (128,000)       (9%)
                                                  ------------   ------------   ------------
   Net sales and revenues                         $  4,482,000   $  3,728,000   $    754,000        20%
                                                  ============   ============   ============

       The 39% increase in contract research, service and license revenues for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is primarily attributable to increases in research and development activities and Bandwidth foundry services. Revenues from research and development activities increased 61% in 2005 as compared to 2004 primarily due to an increase in the dollar value and number of contracts associated with funded research and development activities and in increase in revenue from activities associated with our cost sharing agreement with the Department of Energy National Renewable Energy Laboratory ("NREL"). Revenues from Bandwidth foundry services increased 76% in 2005 compared to 2004 due to the timing and delivery of customer orders.

       The 9% decrease in sales of goods for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to a decrease in solar systems revenues partially offset by increases in solar equipment and biomedical product sales. Solar systems revenues decreased 85% as compared to 2004 primarily due to the volume and timing of customer orders. The 2004 results included the completion of a large solar system installation in Chicago versus none in 2005. Solar equipment revenues increased 257% as compared to 2004 primarily due to the volume and timing of equipment sales. Biomedical product sales increased 31% in 2005 as compared to 2004 as a result of increased demand for Spire's line of hemodialysis catheters.

       The following table categorizes the Company's net sales and revenues for the periods presented:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,              INCREASE/(DECREASE)
                                                  ---------------------------   ---------------------------
                                                      2005           2004             $             %
                                                  ------------   ------------   ------------   ------------
Contract research, service and license revenues   $  8,715,000   $  7,622,000   $  1,093,000        14%
Sales of goods                                       7,294,000      5,394,000      1,900,000        35%
                                                  ------------   ------------   ------------
   Net sales and revenues                         $ 16,009,000   $ 13,016,000   $  2,993,000        23%
                                                  ============   ============   ============

       The 14% increase in contract research, service and license revenues for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 is primarily attributable to increases in research and development activities and Bandwidth foundry services. Revenues from the Company's research and development activities increased 31% in 2005 as compared to 2004 primarily due to an increase in the number and dollar value of contracts associated with funded research and development. Revenues from Bandwidth foundry services increased 16% in 2005 compared to 2004 due to the timing and delivery of customer orders.

       The 35% increase in sales of goods for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was primarily due to increases in solar equipment revenues and biomedical product sales partially offset by a decrease in solar system revenue. Solar equipment revenues increased 120% in 2005 as compared to 2004 due to the volume and timing of customer orders. The 2005 results include the sale of two photovoltaic module production lines in 2005 versus none in 2004. Biomedical product sales increased 68% in 2005 as compared to 2004 as a result of increased demand for the Company's line of hemodialysis catheters. Solar systems revenues decreased 33% in 2005 as compared to 2004 primarily due to the volume and timing of customer orders.

COST OF SALES AND REVENUES

       The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                     THREE MONTHS ENDED SEPTEMBER 30,                INCREASE/(DECREASE)
                                        ------------------------------------------------------    ------------------------
                                             2005            %            2004            %             $             %
                                        --------------    -------    --------------    -------    -------------    -------
Cost of contract research, services
   and licenses                         $    2,360,000       74%     $    1,792,000       78%     $     568,000       32%
Cost of goods sold                           1,269,000       97%          1,354,000       94%           (85,000)      (6%)
                                        --------------               --------------               -------------
   Net cost of sales and revenues       $    3,629,000       81%     $    3,146,000       84%     $     483,000       15%
                                        ==============               ==============               =============

       The $568,000 (32%) increase in cost of contract research, services and licenses in 2005 is primarily due to a 64% increase in Bandwidth foundry services associated with its 76% increase in revenues and 52% increase in the cost of the Company's research and development activities associated with its 61% increase in revenues. Cost of contract research, services and licenses as a percentage of revenue decreased 4% primarily due to margin improvements within the Bandwidth segment and, to a lesser extent, margin improvement within the biomedical processing services product line.

       The $85,000 (6%) decrease in cost of goods sold is primarily due to a 52% decrease in Spire's solar systems direct costs resulting from its 85% decrease in revenues discussed above substantially offset by increases in solar equipment and biomedical products unit's direct costs resulting from their 257% and 31% increases in revenues, respectively. The increase in cost of goods sold as a percentage of revenue is due to a lower than expected contribution margin in the solar system segment substantially offset by improved contribution margins in the solar equipment and biomedical products product lines.

COST OF SALES AND REVENUES

                                                     NINE MONTHS ENDED SEPTEMBER 30,                INCREASE/(DECREASE)
                                        ------------------------------------------------------    ------------------------
                                             2005            %            2004            %             $             %
                                        --------------    -------    --------------    -------    -------------    -------
Cost of contract research, services
   and licenses                         $    6,635,000       76%     $    5,911,000       78%     $     724,000       12%
Cost of goods sold                           6,980,000       96%          4,662,000       86%         2,318,000       50%
                                        --------------               --------------               -------------
   Net cost of sales and revenues       $   13,615,000       85%     $   10,573,000       81%     $   3,042,000       29%
                                        ==============               ==============               =============

       The $724,000 (12%) increase in cost of contract research and service revenues in 2005 is primarily due to a 41% increase in the cost of the Company's research and development activities associated with its 31% increase in revenues and a 22% increase in Bandwidth costs associated with its 16% increase in revenues. Cost of contract research, services and licenses as a percentage of revenue decreased 2% primarily due to margin improvement within the biomedical processing services product line partially offset by lower margins within the biomedical research and development product line and Bandwidth segment.

       The $2,318,000 (50%) increase in cost of goods sold is primarily due to an increase in the Company's solar equipment direct costs resulting from its 120% increase in revenues discussed above and, to a lesser extent, an increase in biomedical products unit's direct costs resulting from its 68% increase in revenues discussed above. The increase in cost of goods sold as a percentage of revenue is primarily the result of lower than expected contribution margins in the solar systems and equipment segments. The effect of these lower than expected contribution margins was partially offset by an improved contribution margin in the Company's biomedical products group.

OPERATING EXPENSES

       The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                     THREE MONTHS ENDED SEPTEMBER 30,                INCREASE/(DECREASE)
                                        ------------------------------------------------------    ------------------------
                                             2005            %            2004            %             $             %
                                        --------------    -------    --------------    -------    -------------    -------
Selling, general and administrative     $    2,400,000       54%     $    1,995,000       54%     $     405,000       20%
Internal research and development              412,000        9%            309,000        8%           103,000       33%
                                        --------------               --------------               -------------
   Operating expenses                   $    2,812,000       63%     $    2,304,000       62%     $     508,000       22%
                                        ==============               ==============               =============

INTERNAL RESEARCH AND DEVELOPMENT

       The increase in research and development costs was primarily a result of the Company's increased effort in the "next generation" solar energy module manufacturing equipment under a cost-sharing contract with NREL. The increase in research and development expenses as a percentage of sales and revenues was primarily due to the increased costs associated with the NREL program partially offset by the increase in net sales and revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expenses for the three months ended September 30, 2005 increased by $405,000. The increase was primarily due to increased sales, marketing and compliance costs, which were partially offset by a reduction in insurance expense for the quarter. Selling, general and administrative expenses remained relatively flat as a percentage of sales and revenues as the 20% increase in costs discussed above was substantially offset by the 20% increase in net sales and revenues.

       The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                     NINE MONTHS ENDED SEPTEMBER 30,                INCREASE/(DECREASE)
                                        ------------------------------------------------------    ------------------------
                                             2005            %            2004            %             $             %
                                        --------------    -------    --------------    -------    -------------    -------
Selling, general and administrative     $    6,287,000       39%     $    6,084,000       47%     $     203,000        3%
Internal research and development            1,070,000        7%          1,039,000        8%            31,000        3%
                                        --------------               --------------               -------------
   Operating expenses                   $    7,357,000       46%     $    7,123,000       55%     $     234,000        3%
                                        ==============               ==============               =============

INTERNAL RESEARCH AND DEVELOPMENT

       The increase in research and development costs was primarily due to increased development efforts within the biomedical products group. The decrease in research and development expenses as a percentage of sales and revenues was primarily due to the increase in sales and revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       The increase was due primarily to increased cost associated with sales and marketing efforts of the Company's Bandwidth, biomedical products and solar equipment product lines due to the 23% increase in net sales and revenues. These increases were partially offset by decreased cost associated with insurance costs. The decrease in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the increase in sales and revenues.

OTHER EXPENSE, NET

       The Company earned $25,000 and $13,000 of interest income for the three months ended September 30, 2005 and 2004, respectively. The Company incurred interest expense of $62,000 and $90,000 for the three months ended September 30, 2005 and 2004, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

       The Company earned $43,000 and $48,000 of interest income for the nine months ended September 30, 2005 and 2004, respectively. The Company incurred interest expense of $215,000 and $265,000 for the nine months ended September 30, 2005 and 2004, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

       During the third quarter of 2005, the Company recorded $26,000 of currency transaction loss related to the conversion of a Japanese Yen account into U.S. dollars. Total currency transaction loss for the nine months ended September 30, 2005 was $89,000.

INCOME TAXES

       The Company did not record an income tax provision for the three and nine months ended September 30, 2005 and 2004 as earnings (loss) before income taxes is expected to be substantially offset by net operating loss carryforwards of approximately $4.0 million. A valuation allowance was provided against the deferred tax assets generated in 2004.

NET EARNINGS (LOSS)

       The Company reported a net loss for the three months ended September 30, 2005 of $1,429,000, compared to a net loss of $1,798,000 in 2004. The decrease in the net loss in 2005 versus 2004 is primarily due to the gain on extinguishment of purchase commitment.

       The Company reported net earnings for the nine months ended September 30, 2005 of $1,689,000, compared to a net loss of $1,898,000 in 2004. The increase in net earnings in 2005 versus 2004 is primarily due to the gain on the sale of a license to the Company's solar technology.

Liquidity and Capital Resources
-------------------------------

                                                                                    INCREASE/(DECREASE)
                                                  SEPTEMBER 30,   DECEMBER 31,  ---------------------------
                                                      2005           2004            $              %
                                                  ------------   ------------   ------------   ------------
       Cash and cash equivalents                  $  5,372,000   $  3,337,000   $  2,035,000        61%
       Working capital                               6,549,000      3,996,000      2,553,000        64%

       Cash and cash equivalents increased primarily due to the proceeds from sale of licenses and proceeds from the exercise of stock options partially offset by cash used in operations and, to a lesser extent, investments in property and equipment and payments on capital leases.

       The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology. The Company's liquidity position benefited as a result of a cash receipt of $3,000,000 in both 2005 and 2004, arising from the sale of a hemodialysis patent license to Bard Access Systems. The Company received its final $3,000,000 payment under this arrangement in June 2005. In addition, the Company received JPY 400,000,000 (approximately $3.7 million) in June 2005 from the sale of a license to the Company's solar technology.

       The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"). The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At September 30, 2005, the Company had $1,100,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate as determined plus 1/2% (7.25% at September 30, 2005.) At September 30, 2005, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. On June 29, 2005, the Company entered into a Second Amendment to extend the expiration date of the Agreement to June 27, 2006. The Agreement contains covenants including certain financial reporting requirements. At September 30, 2005, the Company was in compliance with its financial reporting requirements and cash balance covenants.

       To date, there are no material commitments by the Company for capital expenditures. At September 30, 2005, the Company's retained earnings were $40,000, compared to an accumulated deficit of $1,649,000 as of December 31, 2004. Working capital as of September 30, 2005 increased 64% to $6,549,000, compared to $3,996,000 as of December 31, 2004.

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

Related Party Transactions
--------------------------

       The Company subleases 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leases the building from SPI-Trust, a Trust of which Roger Little, Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, is the sole trustee and principal beneficiary. The Company believes that the terms of the third-party sublease are commercially reasonable. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The Agreement provides for minimum rental payments plus annual increases linked to the consumer price index. Rent expense under this sublease for the nine-months ended September 30, 2005 and 2004 was $888,000 and $809,000, respectively. In connection with this sublease, the Company is invoiced and pays certain SPI-Trust related expenses, including building maintenance and insurance. The Company invoices SPI-Trust on a monthly basis and SPI-Trust reimburses the Company for all such costs. No amounts were due from SPI-Trust as of September 30, 2005.

       On November 11, 2005, the Company entered into an Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust the term of which commence on December 1, 2005. The Lease Extension is for a period of two years and maintains the rental payments at the now current rental rate over the two
(2) year period. All other terms of the Lease Extension are substantially the same as were in effect under the current lease and sublease agreements. The Company will assume certain responsibilities of Mykrolis, the tenant under the lease expiring on November 30, 2005, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain 3 months of its anticipated operating costs within this escrow account. The Company believes that the terms of the Lease Extension are commercially reasonable.

       In conjunction with the acquisition of Bandwidth by the Company, the Company released Bandwidth from the lease agreement that had existed between Bandwidth and the Company. In November 2001, Bandwidth, under its previous owner, abandoned the space being subleased from the Company in Bedford, Massachusetts, to move to a new building and wafer fabrication lab in Hudson, New Hampshire. At that time, there were 48 months left on the lease. Subsequent to the move to Hudson, New Hampshire, Bandwidth was unable to sublease the Bedford, Massachusetts space, and was paying the Company for the unused space. In conjunction with the acquisition of Bandwidth in May 2003, the Company released Bandwidth from the remaining lease payments. However, the Company continues to be obligated to Mykrolis Corporation for the entire amount of the remaining lease agreement. As a result, the present value of the remaining lease obligation associated with the unused space was recorded as an assumed liability of $1,247,241 in the purchase accounting. As of September 30, 2005, the remaining lease obligation is $87,480, which is reflected as "accrued lease obligation - related party" in the September 30, 2005 unaudited condensed consolidated balance sheet. The difference between the actual rent payment and the discounted rent payment will be accreted to the consolidated statements of operations as interest expense. Interest of 4.75% has been assumed on this obligation. For the nine months ended September 30, 2005, interest expense was approximately $11,000.

       Also in conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company, is sole trustee and principal beneficiary, purchased from Stratos (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($191,250 as of September 30, 2005.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the nine months ended September 30, 2005, interest expense was approximately $138,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                        RATE PER                                     SECURITY
                 YEAR                 SQUARE FOOT    ANNUAL RENT    MONTHLY RENT     DEPOSIT
       ---------------------------    -----------    -----------    ------------    ---------
       June 1, 2003 - May 31, 2004       $6.00       $   540,000    $     45,000    $ 135,000
       June 1, 2004 - May 31, 2005        7.50           675,000          56,250      168,750
       June 1, 2005 - May 31, 2006        8.50           765,000          63,750      191,250
       June 1, 2006 - May 31, 2007       10.50           945,000          78,750      236,250
       June 1, 2007 - May 31, 2008       13.50         1,215,000         101,250      303,750
                                                     -----------
                                                     $ 4,140,000
                                                     ===========

       At September 30, 2005, $677,000 and $1,721,000 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, on the unaudited condensed consolidated balance sheet.

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

       The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Substantially all of these orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis. It is the Company's policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. The Company's solar energy systems business installs solar energy systems on customer-owned properties on a contractual basis. Generally, revenue is recognized once the systems have been installed and the title is passed to the customer. For arrangements with multiple elements, the Company allocates fair value to each element in the contract and revenue is recognized upon delivery of each element. If the Company is not able to establish fair value of undelivered elements, all revenue is deferred.

       The Company recognizes revenues and estimated profits on long-term government contracts on the accrual basis where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The Company accrues revenue and profit utilizing the percentage of completion method using a cost-to-cost methodology. A percentage of the contract revenues and estimated profits is determined utilizing the ratio of costs incurred to date to total estimated cost to complete on a contract by contract basis. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the United States government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of audits performed by the United States government.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

       The following table summarizes the Company's gross contractual obligations at September 30, 2005 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                              PAYMENTS DUE BY PERIOD
                                     ------------------------------------------------------------------------
                                                      LESS THAN        2 - 3          4 - 5        MORE THAN
  CONTRACTUAL OBLIGATIONS                TOTAL         1 YEAR          YEARS          YEARS         5 YEARS
----------------------------------   ------------   ------------   ------------   ------------   ------------
PURCHASE OBLIGATIONS                 $  1,967,000   $  1,874,000   $     93,000   $         --   $         --

CAPITAL LEASES:
  Unrelated party capital lease      $    605,000   $    605,000   $         --   $         --   $         --
  Related party capital lease           2,659,000        825,000      1,834,000             --             --

OPERATING LEASES:
  Unrelated party operating leases   $    300,000   $    124,000   $    138,000   $     39,000   $         --
  Related party operating lease           203,000        203,000             --             --             --

       Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

       Capital lease obligations outlined above include both the principal and interest components of these contractual obligations. Included in the related party operating lease is the accrued lease obligation in the amount of $87,000.

       On October 8, 1999, the Company entered into an agreement with BP Solarex ("BPS") in which BPS agreed to purchase certain production equipment built by the Company, for use in the Company's Chicago factory ("Spire Solar Chicago") and in return the Company agreed to purchase solar cells of a minimum of two megawatts per year over a five-year term for a fixed fee from BPS (the "Purchase Commitment"). BPS had the right to reclaim the equipment if the Company failed to meet its obligations in the Purchase Commitment. The proceeds from the sale of the production equipment purchased by BPS were classified as an unearned purchase discount in the Company's condensed consolidated balance sheets in prior periods. The Company has amortized this discount as a reduction to cost of sales as it purchases materials from BPS. During the quarter ended September 30, 2003, the Company and BPS retroactively amended the agreement to include all purchases of solar modules, solar systems, inverter systems and other system equipment purchased by the Company from BPS in the purchase commitment calculation. Amortization of the purchase discount amounted to approximately $65,000 and $109,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively. The production equipment had been classified as a component of fixed assets. Depreciation amounted to approximately $223,000 for the nine months ended September 30, 2005.

       In addition, the agreement contained a put option for BPS to have the Company create a separate legal entity for Spire Solar Chicago and for BPS to convert the value of the equipment and additional costs, as defined, into equity of the new legal entity. The percentage ownership in the joint venture would be determined based on the cumulative investments by BPS and the Company. The amended agreement also allowed the Company to terminate the agreement on 30 days notice in consideration for a termination payment based on the aggregate amount of Spire purchases of BPS products and the fair market value of the production equipment purchased by BPS at the time of the termination election.

       On August 16, 2005, the Company entered into a Settlement and Contract Termination Agreement (the "Termination Agreement") with BPS effective September 30, 2005. Under the terms of the Termination Agreement, the Company and BPS agreed to terminate the amended agreement including the Purchase Commitment. In exchange, the Company paid BPS $275,000 and retained ownership of the production equipment. The unamortized unearned purchase discount as of the effective date was approximately $1,205,000 and the net book value of the production equipment was approximately $287,000. As result of this action, Spire reevaluated the recoverability of the long-lived assets associated with this segment as part of its third quarter review. Based on current updated cash flow projections for the Solar System segment, the Company determined that the production equipment was impaired and should be written-off. As a result, an impairment loss of $287,000 was recorded.

       The Company has recorded an approximate $593,000 gain from these actions, which is reflected as a Gain on extinguishment of purchase commitment in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The components of this gain are outlined below:

       Unearned purchase discount                             $  1,205,000
       Net book value of production equipment                     (287,000)
       Payment to extinguish purchase commitment                  (275,000)
       Accrued relocation costs                                    (50,000)
                                                              ------------
         Gain on extinguishment of purchase commitment        $    593,000
                                                              ============

       In October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C. R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard had the right to cancel the agreement at any time subsequent to the second payment. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. In June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. In June 2005, the Company received the second and final contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with these payments. These gains have been recorded in the accompanying unaudited condensed consolidated statements of operations for three and nine months ended September 30, 2005 and 2004, respectively.

       In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard a right of first refusal should the Company seek to sell the catheter business.

       On May 26, 2005, the Company entered into a global consortium agreement (the "Consortium Agreement") with Nisshinbo Industries, Inc. ("Nisshinbo") for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Under the terms of the Consortium Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but are not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company has determined the fair value of the license and royalty based on an appraisal. As a result, a $3,319,600 gain has been recognized as a gain on sale of license in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2005. In addition, approximately $34,000 of royalty income was recognized during the nine months ended September 30, 2005.

       As of June 30, 2005, JPY 400,000,000 was held in a Japanese yen account. The Company converted JPY 350,000,000 into $3,139,295 on August 3, 2005 resulting in an approximate $17,000 currency translation loss. The Company continues to maintain a 50,000,000 Japanese yen account. As of September 30, 2005, approximately $422,000 has been reflected in cash and cash equivalents in the accompanying unaudited condensed consolidated balance sheet utilizing the closing yen/dollar exchange rate as of September 30, 2005. A $9,000 currency translation loss was recognized related to the conversion of this Yen balance into U.S. dollars and is reflected in Other expense, net on the accompanying unaudited condensed consolidated statements of operations. Total currency translation loss for three months ended September 30, 2005 was approximately $26,000. Total currency translation loss for the nine months ended September 30, 2005 was $89,000.

       The Company believes that the sale of these licenses does not reflect the day-to-day operations of the Company. Accordingly, the net proceeds received have been classified under investing activities in the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004, respectively.

       Outstanding letters of credit totaled $1,100,000 at September 30, 2005. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.


ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

       As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer, President and Treasurer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2005 the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

       There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claims one of the Company's catheter products induces and contributes to infringement when medical professionals insert it. The Company has responded to the complaint denying all allegations and has filed certain counterclaims. The Company intends to vigorously defend this matter. The parties are engaged in the early stages of discovery. In the opinion of management, an unfavorable outcome of this matter could have a material adverse effect on the Company's financial position as well as its results of operations and cash flows.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 5.  OTHER INFORMATION

       On November 11, 2005, the Company entered into an Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust the term of which commence on December 1, 2005. The Lease Extension is for a period of two years and maintains the rental payments at the now current rental rate over the two
(2) year period. All other terms of the Lease Extension are substantially the same as were in effect under the current lease and sublease agreements. The Company will assume certain responsibilities of Mykrolis, the tenant under the lease expiring on November 30, 2005, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. The Company believes that the terms of the Lease Extension are commercially reasonable.


ITEM 6.  EXHIBITS

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



                                            SPIRE CORPORATION



Dated:   November 14, 2005                  By:  /s/ Roger G. Little
                                                 -------------------------------
                                                 Roger G. Little
                                                 Chairman of the Board,
                                                 Chief Executive Officer
                                                 and President


Dated:   November 14, 2005                  By:  /s/ James F. Parslow
                                                 -------------------------------
                                                 James F. Parslow
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