Form 10QSB
period 2006-03-31
SPIRE CORP
filed 2006-05-15
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


        |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2006; or

        |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from ____________ to ____________

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,189,663 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on May 1, 2006.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of
         March 31, 2006  ...................................................  1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 2006 and 2005  ...............  2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31, 2006 and 2005  ...............  3

         Notes to Unaudited Condensed Consolidated Financial Statements  ...  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ........................................ 12

Item 3.  Controls and Procedures  .......................................... 20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  ................................................ 22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  ...... 22

Item 3.  Defaults Upon Senior Securities  .................................. 22

Item 4.  Submission of Matters to a Vote of Security Holders  .............. 22

Item 5.  Other Information  ................................................ 22

Item 6.  Exhibits  ......................................................... 22

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                              MARCH 31, 2006
                                                                              --------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                                   $  2,805,247
   Restricted cash                                                                  407,520
                                                                               ------------
                                                                                  3,212,767

   Accounts receivable - trade, net                                               3,053,484
   Inventories, net                                                               1,856,923
   Prepaid expenses and other current assets                                        518,440
                                                                               ------------
        Total current assets                                                      8,641,614

Net property and equipment                                                        4,109,689

Intangible and other assets (less accumulated amortization of $716,198)             725,105
Available-for-sale investments at quoted market value (cost of $1,082,422)        1,163,147
Restricted cash - long-term                                                         121,000
Deposit - related party                                                             191,250
                                                                               ------------
        Total assets                                                           $ 14,951,805
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligation                                 $    341,806
   Current portion of capital lease obligation - related party                      792,566
   Accounts payable                                                               1,163,595
   Accrued liabilities                                                            1,668,797
   Advances on contracts in progress                                              1,044,719
                                                                               ------------
      Total current liabilities                                                   5,011,483
                                                                               ------------

Long-term portion of capital lease obligation - related party                     1,302,618
Deferred compensation                                                             1,163,147
                                                                               ------------
   Total long-term liabilities                                                    2,465,765
                                                                               ------------
      Total liabilities                                                           7,477,248
                                                                               ------------

Commitments and Contingencies:

Stockholders' equity
   Common stock, $0.01 par value; 20,000,000 shares authorized;
     7,248,487 shares issued and outstanding                                         72,485
   Additional paid-in capital                                                    10,963,196
   Accumulated deficit                                                           (3,609,559)
   Accumulated other comprehensive income                                            48,435
                                                                               ------------
      Total stockholders' equity                                                  7,474,557
                                                                               ------------
      Total liabilities and stockholders' equity                               $ 14,951,805
                                                                               ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                 2006             2005
                                                             -----------      -----------
Net sales and revenues
   Contract research, service and license revenues           $ 2,509,516      $ 2,732,014
   Sales of goods                                              2,863,927        1,447,501
                                                             -----------      -----------
      Total net sales and revenues                             5,373,443        4,179,515
                                                             -----------      -----------

Costs and expenses
   Cost of contract research, services and licenses            2,244,797        2,117,805
   Cost of goods sold                                          2,353,698        1,418,760
   Selling, general and administrative expenses                2,593,675        1,829,579
   Internal research and development expenses                    158,050
                                                                                  317,196
                                                             -----------      -----------
      Total costs and expenses                                 7,350,220        5,683,340
                                                             -----------      -----------

Loss from operations                                          (1,976,777)      (1,503,825)

Other expense, net                                               (27,614)         (76,617)
                                                             -----------      -----------

Loss before income taxes                                      (2,004,391)      (1,580,442)

Income tax benefit (expense)                                        --               --
                                                             -----------      -----------

Net loss                                                     $(2,004,391)     $(1,580,442)
                                                             ===========      ===========

Loss per share of common stock - basic and diluted           $     (0.28)     $     (0.23)
                                                             ===========      ===========

Weighted average number of common and common equivalent
   shares outstanding - basic and diluted                      7,236,019        6,854,931
                                                             ===========      ===========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                                       2006             2005
                                                                                   -----------      -----------
Cash flows from operating activities:
   Net loss                                                                        $(2,004,391)     $(1,580,442)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    527,347          623,100
      Deferred compensation                                                             23,949          (17,112)
      Unearned purchase discount                                                          --            (38,203)
      Stock-based compensation                                                          59,435             --
      Changes in assets and liabilities:
        Restricted cash                                                                397,025         (945,465)
        Accounts receivable, net                                                       642,927          302,455
        Inventories                                                                    803,566       (1,222,351)
        Prepaid expenses and other current assets                                       88,413           78,732
        Accounts payable, accrued liabilities and other liabilities                   (356,736)         447,522
        Advances on contracts in progress                                             (713,760)         436,097
                                                                                   -----------      -----------
             Net cash used in operating activities                                    (532,225)      (1,915,667)
                                                                                   -----------      -----------

Cash flows from investing activities:
   Additions to property and equipment                                                 (99,793)         (36,825)
   Increase in intangible and other assets                                             (75,952)         (37,679)
                                                                                   -----------      -----------
             Net cash used in  investing activities                                   (175,745)         (74,504)
                                                                                   -----------      -----------

Cash flows from financing activities:
   Principal payment on capital lease obligations                                     (104,878)         (97,807)
   Principal payment on capital lease obligations - related parties                   (152,798)         (39,940)
   Proceeds from exercise of stock options                                             140,730           20,701
                                                                                   -----------      -----------
             Net cash used in financing activities                                    (116,946)        (117,046)
                                                                                   -----------      -----------

Net decrease in cash and cash equivalents                                             (824,916)      (2,107,217)

Cash and cash equivalents, beginning of period                                       3,630,163        3,336,867
                                                                                   -----------      -----------
Cash and cash equivalents, end of period                                           $ 2,805,247      $ 1,229,650
                                                                                   ===========      ===========

Supplemental disclosures of cash flow information: Cash paid (received) during the period for:
   Interest                                                                        $    (8,863)     $    28,380
                                                                                   ===========      ===========
   Interest - related party                                                        $    38,452      $    16,310
                                                                                   ===========      ===========
   Income taxes                                                                    $      --        $      --
                                                                                   ===========      ===========

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2006

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

     In the solar systems area, the Company provides custom and building integrated photovoltaic modules, stand-alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology developed by the Company.

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

2. INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

     The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2005. As described in Footnote 10, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, on January 1, 2006.

3. ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

     Net accounts receivable, trade consists of the following:

                                                                      March 31,
                                                                        2006
                                                                     ----------
          Amounts billed                                             $3,001,065
          Retainage                                                      31,876
          Accrued revenue                                               219,832
                                                                     ----------
                                                                      3,252,773
          Less: Allowance for sales returns and doubtful accounts      (199,289)
                                                                     ----------
          Net accounts receivable                                    $3,053,484
                                                                     ==========
          Advances on contracts in progress                          $1,044,719
                                                                     ==========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2006

     Accrued revenue represents revenue recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

     Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $32,000 at March 31, 2006. All other accounts receivable are expected to be collected within one year.

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

4. INVENTORIES

     Inventories consist of the following:
                                                              March 31,
                                                                2006
                                                             ----------
          Raw materials                                      $1,289,209
          Work in process                                       317,418
          Finished goods                                        250,296
                                                             ----------
                                                             $1,856,923
                                                             ==========

5. LOSS PER SHARE

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                             Three Months
                                                            Ended March 31,
                                                        -----------------------
                                                           2006          2005
                                                        ---------     ---------
     Weighted average number of common and common
      equivalent shares outstanding - basic             7,236,019     6,854,931
     Add:  Net additional common shares upon assumed
      exercise of common stock options                        --            --
                                                        ---------     ---------
     Adjusted weighted average number of common and
      common equivalents shares outstanding - diluted   7,236,019     6,854,931
                                                        =========     =========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2006

     For the three months ended March 31, 2006 and 2005, 6,250 and 78,250 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

     In addition, for the three months ended March 31, 2006 and 2005, 201,254 and 193,267 shares, respectively, of common stock related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

6. OPERATING SEGMENTS AND RELATED INFORMATION

     The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                  Solar        Solar                                         Total
                                                Equipment     Systems     Biomedical    Optoelectronics     Company
                                               ----------    ---------    ----------    ---------------    ----------

For the three months ended March 31, 2006
-----------------------------------------
Net sales and revenues                         $2,315,234    $ 222,873    $2,327,956         $507,380      $5,373,443
Loss from operations                              (82,621)    (347,480)     (651,491)       (895,185)      (1,976,777)

For the three months ended March 31, 2005
-----------------------------------------
Net sales and revenues                         $  941,993    $  53,450    $2,493,096         $690,976      $4,179,515
Loss from operations                             (390,106)    (395,931)     (137,410)       (580,378)      (1,503,825)

     The following table shows net sales and revenues by geographic area (based on customer location):

                                Three Months Ended March 31,
                          --------------------------------------
                            2006        %         2005        %
                          ---------   ----     ----------   ----

     Foreign              2,492,000    46%      $ 627,000    15%
     United States        2,881,000    54%      3,553,000    85%
                          ---------   ----     ----------   ----
                          5,373,000   100%     $4,180,000   100%
                          =========   ====     ==========   ====

     Revenues from contracts with United States government agencies for the three months ended March 31, 2006 and 2005 were approximately $620,000 and $878,000, or 12% and 21% of consolidated net sales and revenues, respectively.

     Two customers accounted for approximately 32% and one customer accounted for approximately 12% of the Company's gross sales during the three months ended March 31, 2006 and 2005, respectively. One customer represented 27% of trade account receivables at March 31, 2006.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2006

7. INTANGIBLE AND OTHER ASSETS

     Patents amounted to $66,921, net of accumulated amortization of $608,735, at March 31, 2006. Licenses amounted to $167,537, net of accumulated amortization of $107,463 at March 31, 2006. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $486,692 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date. Estimated amortization expense for the periods ending December 31, is as follows:

                                                     Amortization
           Year                                        Expense
     ---------------                                 ------------

     2006                                             $  143,321
     2007                                                184,124
     2008                                                157,077
     2009                                                114,650
     2010 and beyond                                     121,978
                                                      ----------
                                                      $  721,150
                                                      ==========

     Also included in other assets are $3,955 of refundable deposits made by the Company.

8. AVAILABLE-FOR-SALE INVESTMENTS

     Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                                    March 31, 2006
                                                    --------------

     Equity investments                               $  921,606
     Government bonds                                    165,625
     Cash and money market funds                          75,916
                                                      ----------
                                                      $1,163,147
                                                      ==========

     These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of March 31, 2006, the net unrealized gain on these marketable securities was approximately $48,000.

9. NOTES PAYABLE AND CREDIT ARRANGEMENTS

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 27, 2006. The Agreement provides Standby Letter of Credit Guarantees for foreign and domestic customers, which are 100% secured with cash. At March 31, 2006, the Company had approximately $529,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate, as determined, plus 1/2% (8.25% at March 31, 2006.) At March 31, 2006, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of ..25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At March 31, 2006, the Company was in compliance with its financial reporting requirements and cash balance covenants.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2006

10. STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $60,000.

     Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions for APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by Statement 123. In accordance with APB 25 no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The Company uses the Black-Scholes option pricing model as its method for determining fair value of stock option grants, which was also used by the Company for its pro forma information disclosures of stock-based compensation expense prior to the adoption of Statement 123(R). The Company uses the straight-line method of attributing the value of stock-based compensation expense for all stock option grants. Stock compensation expense for all stock-based grants and awards is recognized over the service or vesting period of each grant or award.

     Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company's historical data, the Company applied a 14% forfeiture rate to stock options outstanding in determining its Statement 123(R) stock compensation expense for the quarter ended March 31, 2006, which it believes is a reasonable forfeiture estimate for the period. In the Company's pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

     A summary of award activity under this plan as of March 31, 2006 and changes during the three month period is as follows:

                                                     Number of  Weighted-Average
                                                       Shares    Exercise Price
                                                      -------    --------------
          Options Outstanding at December 31, 2005    406,314       $4.38
             Granted                                   16,250       $8.66
             Exercised                                (25,500)      $5.52
             Cancelled/expired                         (1,500)      $5.70
                                                      -------       -----
          Options Outstanding at March 31, 2006       395,564       $4.48
                                                      =======       =====

          Options Exercisable at March 31, 2006       157,645       $3.75
                                                      =======       =====

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2006

     The options outstanding and exercisable at March 31, 2006 were in the following exercise price ranges:

                                 Options Outstanding                      Options Exercisable
                  -----------------------------------------------  ---------------------------------
                                Weighted
                                -Average    Weighted-                           Weighted-
                    Number      Remaining    Average   Aggregate     Number      Average   Aggregate
   Range of        of Shares   Contractual  Exercise   Intrinsic    of Shares   Exercise   Intrinsic
Exercise Price    Outstanding     Life        Price      Value     Exercisable    Price      Value
---------------   -----------  -----------  ---------  ----------  -----------  ---------  ---------
$1.78 to $ 3.11       44,374   3.98 years     $2.32      $269,854     40,874      $2.29     $249,904
$3.12 to $ 3.90      127,058   5.65 years     $3.89       572,734     73,379      $3.89      331,178
$3.91 to $ 4.90      153,195   8.33 years     $4.33       623,095     27,140      $4.18      114,617
$4.91 to $ 6.36       42,187   8.19 years     $6.09        97,542     16,252      $6.07       37,830
$6.37 to $10.74       28,750   7.70 years     $8.85         5,937        --       $ --          --

                     -------                           ----------    -------                --------
                     395,564   7.08 years     $4.48    $1,569,162    157,645      $3.75     $733,529
                     =======                           ==========    =======                ========

     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's closing stock price of $8.40 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $123,786.

     The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation, for the three month period ended March 31, 2005. Since stock-based compensation expense for the three months ended March 31, 2006, was calculated and recorded under the provisions of Statement 123(R), no pro forma disclosure for that period is presented.

                                                              Three Months Ended
                                                                March 31, 2005
                                                                --------------

     Net loss, as reported                                       $(1,580,442)
     Less:  Total stock-based employee compensation expense
      determined under fair value based method for all awards,
      net of related tax effects                                     (81,776)
                                                                 -----------

     Pro forma net loss                                          $(1,662,218)
                                                                 -----------

     Loss per share:
        Basic - as reported                                      $     (0.23)
                                                                 -----------
        Basic - pro forma                                        $     (0.24)
                                                                 -----------

        Diluted - as reported                                    $     (0.23)
                                                                 -----------
        Diluted - pro forma                                      $     (0.24)
                                                                 -----------

     The per-share weighted-average fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $4.34 and $3.17, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                  Expected        Risk-Free      Expected         Expected
       Year    Dividend Yield   Interest Rate   Option Life   Volatility Factor
       ----    --------------   -------------   -----------   -----------------

       2006           --            4.69%        7.5 years          48.8%
       2005           --            4.50%         5 years           77.3%

     For the quarter ended March 31, 2006, 16,250 stock options were granted.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                 MARCH 31, 2006

11. COMPREHENSIVE LOSS

     Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                         2006           2005
                                                     -----------    -----------

     Net loss                                        $(2,004,391)   $(1,580,442)
     Other comprehensive income (loss):
        Unrealized gain (loss) on available for
          sale marketable securities, net of tax          23,949        (17,112)
                                                     -----------    -----------
     Total comprehensive loss                        $(1,980,442)   $(1,597,554)
                                                     ===========    ===========

12. SUBSEQUENT EVENT

Private Placement of Equity
---------------------------

     On April 26, 2006, the Company entered into Stock Purchase Agreements with two accredited institutional investors in connection with the private placement of 941,176 shares of the Company's common stock at a purchase price of $8.50 per share. On April 28, 2006, the Company completed the private placement. The net proceeds of the sale were approximately $7.7 million after deducting placement fees and other closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "MAY", "COULD", "WOULD", "SHOULD", "WILL", "EXPECTS", "ANTICIPATES", "INTENDS", "PLANS", "BELIEVES", "ESTIMATES", AND SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS DISCUSSED OR REFERRED TO IN THIS REPORT AND IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005. THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN LIGHT OF THOSE FACTORS AND IN CONJUNCTION WITH, THE COMPANY'S ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO.

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

     In the solar systems area, the Company provides custom and building integrated photovoltaic modules, stand-alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology developed by the Company.

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

     Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 46% of net sales and revenues for the three months ended March 31, 2006, continue to constitute a significant portion of the Company's net sales and revenues.

Results of Operations
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                     Three Months Ended
                                                          March 31,
                                                      ----------------
                                                       2006      2005
                                                      ------    ------
     Net sales and revenues                            100%      100%
     Cost of sales and revenues                         86        85
                                                      ------    ------
        Gross profit                                    14        15
     Selling, general and administrative expenses       48        44
     Internal research and development expenses          3         7
                                                      ------    ------
        Loss from operations                           (37)      (36)
     Other expense, net                                 --         2
                                                      ------    ------
        Loss before income taxes                       (37)      (38)
     Income tax benefit (expense)                       --        --
                                                      ------    ------
        Net loss                                       (37%)     (38%)
                                                      ======    ======

OVERALL

     The Company's total net sales and revenues for the three months ended March 31, 2006 ("2006") increased 29% compared to the three months ended March 31, 2005 ("2005"). The increase was primarily attributable to a $1.3 million increase in solar equipment sales.

SOLAR BUSINESS UNIT

     Sales in the Company's solar business unit increased 155% during 2006 as compared to 2005 primarily due to the 175% increase in solar equipment sales resulting from the volume and timing of the delivery of equipment.

BIOMEDICAL BUSINESS UNIT

     Revenues of the Company's biomedical business unit decreased 7% during 2006 as compared to 2005 as a result of a 32% decrease in revenue from Spire's government funded research and development activities. This decrease was partially offset by an 18% increase in biomedical processing services revenue.

OPTOELECTRONICS BUSINESS UNIT

     Sales in the Company's optoelectronics business unit decreased 27% during 2006 primarily due to the timing of contract completion and a decrease in the size and dollar value of customers orders.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
-------------------------------------------------------------------------------

NET SALES AND REVENUES

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                          Three Months
                                         Ended March 31,     Increase/(Decrease)
                                     ----------------------  -------------------
                                        2006        2005          $          %
                                     ----------  ----------  ----------    -----
     Contract research, services
      and license revenues           $2,509,000  $2,732,000  $ (223,000)    (8%)
     Sales of goods                   2,864,000   1,448,000   1,416,000     98%
                                     ----------  ----------  ----------
        Net sales and revenues       $5,373,000  $4,180,000  $1,193,000     29%
                                     ==========  ==========  ==========

     The 8% decrease in contract research, services and license revenues for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is primarily attributable to a decrease in research and development activities and, to a lesser extent, Bandwidth foundry services. These decreases were partially offset by an increase in biomedical processing services. Revenues from Spire's research and development activities decreased 32% in 2006 as compared to 2005 primarily due to a decrease in the number and value of contracts associated with funded research and development. In addition, Bandwidth foundry service revenue decreased 27% primarily due to the timing of contract completion and a decrease in the size and dollar value of customer orders. Revenue from Spire's biomedical processing services increased 18% in 2006 compared to 2005 as a result of increased demand for Spire's IonGuard(R) implant services among its existing customer base.

     The 98% increase in sales of goods for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily due to an increase in solar equipment revenues and, to a lesser extent, an increase in solar systems revenues. Solar equipment sales increased 175% in 2006 as compared to 2005 primarily due to the timing and delivery of customer orders. Solar systems sales increased 317% due to number and volume of customer orders.

COST OF SALES AND REVENUES

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:


                             Three Months Ended March 31,   Increase/(Decrease)
                            ------------------------------  -------------------
                               2006     %     2005      %          $       %
                            ---------- ---  ---------- ---    ----------  ---

Cost of contract research,
 services and licenses      $2,245,000 90%  $2,118,000 78%    $  127,000   6%
Cost of goods sold           2,354,000 82%   1,419,000 98%       935,000  66%
                            ----------      ----------        ----------
  Net cost of sales and
   revenues                 $4,599,000 86%  $3,537,000 85%    $1,062,000  30%
                            ==========      ==========        ==========

     The $127,000 (6%) increase in cost of contract research and service revenues in 2006 is primarily due to increased costs within the Company's biomedical processing services and Bandwidth units. Bandwidth's costs increased 8% despite a 27% decrease in revenues primarily due to the contract mix. Biomedical processing services' costs increased 23% resulting from its 18% increase in revenues. Partially offsetting these increases was a 23% decrease in costs associated with funded research and development activities resulting from its 32% decrease in revenues. Cost of contract research, services and licenses as a percentage of revenue increased 12% primarily due to the increased costs at Bandwidth.

     The $935,000 (66%) increase in cost of goods sold is primarily due to increased costs within Spire's solar equipment and systems product lines. Solar equipment costs increased 86% as a result of its 175% increase in revenues. Solar systems costs increased 137% as a result of its 317% increase in revenues. The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins in solar equipment and solar systems product lines.

OPERATING EXPENSES

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                         Three Months Ended March 31,    Increase/(Decrease)
                                       --------------------------------  -------------------
                                          2006      %     2005       %         $        %
                                       ----------  ---  ----------  ---    ---------  ----
Selling, general and administrative    $2,594,000  48%  $1,830,000  44%    $ 764,000   42%
Internal research and development         158,000   3%     317,000   8%     (159,000) (50%)
                                       ----------       ----------         ---------
   Operating expenses                  $2,752,000  51%  $2,147,000  51%    $ 605,000   28%
                                       ==========       ==========         =========

INTERNAL RESEARCH AND DEVELOPMENT

     The decrease in research and development costs was primarily a result of a reduction in research and development activities at Bandwidth and, to a lesser extent, reductions in research and development efforts within our biomedical processing services unit and reduced efforts in the "next generation" solar energy module manufacturing equipment. The decrease in research and development expenses as a percentage of sales and revenues was primarily due to the increase in sales and revenues and, to a lesser extent, the decreased costs described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     The increase was due primarily to costs associated with sales and marketing efforts throughout all of our product lines, ongoing litigation matters, and increased facility related costs. The increase in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the 42% increase in selling, general and administration costs discussed above offset by the 29% increase in sales and revenues.

OTHER EXPENSE, NET

     The Company earned approximately $19,000 and $9,000 of interest income for the quarters ended March 31, 2006 and 2005, respectively. The Company incurred interest expense of approximately $48,000 and $86,000 for the quarters ended March 31, 2006 and 2005, respectively. The interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry. In addition, the Company recognized approximately $1,000 of currency transaction income related to the conversion of a Japanese Yen account into U.S. dollars at March 31, 2006.

INCOME TAXES

     The Company did not record an income tax benefit for the three months ended March 31, 2006. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

NET LOSS

     The Company reported a net loss for the three months ended March 31, 2006 of approximately $2,004,000, compared to a net loss of $1,580,000 in 2005. The net loss increased approximately $424,000 primarily due to the increase in selling, general and administrative costs outlined above partially offset by the increase in revenues discussed above.

Liquidity and Capital Resources
-------------------------------

                                   March 31,   December 31,  Increase/(Decrease)
                                                             -------------------
                                     2006         2005            $          %
                                  ----------   -----------   -----------

     Cash and cash equivalents    $2,805,000   $3,630,000    $  (825,000)  (23%)
     Working capital               3,630,000    5,270,000    $(1,640,000)  (31%)

     Cash and cash equivalents decreased primarily due to cash used in operating activities and, to a lesser extent, investments in property and equipment and payments on capital leases. These decreases were partially offset by the proceeds from the exercise of stock options.

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

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 27, 2006. The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At March 31, 2006, the Company had approximately $529,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate as determined plus 1/2% (8.25% at March 31, 2006.) At March 31, 2006, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At March 31, 2006, the Company was in compliance with its financial reporting requirements and cash balance covenants.

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

     To date, there are no material commitments by the Company for capital expenditures. At March 31, 2006, the Company's accumulated deficit was approximately $3,610,000, compared to accumulated deficit of approximately $1,605,000 as of December 31, 2005.

     On April 26, 2006, the Company entered into Stock Purchase Agreements with two accredited institutional investors in connection with the private placement of 941,176 shares of the Company's common stock at a purchase price of $8.50 per share. On April 28, 2006, the Company completed the private placement. The net proceeds of the sale were approximately $7.7 million after deducting placement fees and other closing costs.

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

Related Party Transactions
--------------------------

     The Company subleased 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leased the building from SPI-Trust, a Trust of which Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company, is the sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The sublease agreement provided for minimum rental payments plus annual increases linked to the consumer price index. Effective December 1, 2005, the Company entered into a two-year Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust. The Company assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority.

SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. The Company believes that the terms of the Lease Extension are commercially reasonable. Rent expense under the Lease Extension for the quarter ended March 31, 2006 was approximately $310,000. No amounts were due from SPI-Trust as of March 31, 2006 for building related costs.

     In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos Lightwave, Inc. (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($191,250 as of March 31, 2006.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the quarter ended March 31, 2006, interest expense was approximately $38,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) is as follows:

                                Rate Per                                Security
          Year                Square Foot   Annual Rent   Monthly Rent  Deposit
---------------------------   -----------   -----------   -----------   --------

June 1, 2003 - May 31, 2004      $6.00      $  540,000     $45,000      $135,000
June 1, 2004 - May 31, 2005       7.50         675,000      56,250       168,750
June 1, 2005 - May 31, 2006       8.50         765,000      63,750       191,250
June 1, 2006 - May 31, 2007      10.50         945,000      78,750       236,250
June 1, 2007 - May 31, 2008      13.50       1,215,000     101,250       303,750
                                            ----------
                                            $4,140,000
                                            ==========

     At March 31, 2006, approximately $793,000 and $1,303,000 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, in the consolidated balance sheet.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Footnote 2 of our notes to consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2005 for a description of our accounting policies.

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

        The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended March 31, 2006, is as follows:

                                        Rebates   Returns     Total
                                        -------   --------   --------

     Balance - December 31, 2005        $91,600   $ 19,100   $110,700
        Provision                       101,512     31,032    132,544
        Utilization                     (96,955)   (35,736)  (132,691)
                                        -------   --------   --------
     Balance - March 31, 2006           $96,157   $ 14,396   $110,553
                                        -------   --------   --------

     o    Credits for rebates are recorded in the month of the actual sale.

     o Credits for returns are processed when the actual merchandise is received by the Company.

     o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

     The reserve percentage has been approximately 13% to 15% of inventory held by distributors over the last two years. The Company performs various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors covered by sales incentive programs was approximately $720,000 at March 31, 2006.

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

STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $60,000.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

     The following table summarizes the Company's gross contractual obligations at March 31, 2006 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                      Payments Due by Period
                                      -----------------------------------------------------
                                                  Less than      2-3       4-5    More Than
     Contractual Obligations            Total       1 Year      Years     Years    5 Years
----------------------------------    ---------   ---------   ---------  -------  ---------
PURCHASE OBLIGATIONS                  $ 261,000   $ 261,000   $    --     $  --     $  --

CAPITAL LEASES:
  Unrelated party capital lease       $ 386,000   $ 386,000   $    --     $  --     $  --
  Related party capital lease         2,277,000     915,000   1,362,000      --        --

OPERATING LEASES:
  Unrelated party operating leases    $ 271,000   $ 124,000   $ 131,000   $16,000   $  --
  Related party operating lease       2,070,000   1,242,000     828,000      --        --

     Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

     Capital lease obligations outlined above include both the principal and interest components of these contractual obligations.

     At March 31, 2006, the Company maintained a Japanese yen account that held approximately JPY 31,607,000 (approximately $269,000). Total currency translation income for the quarter ended March 31, 2006 of approximately $1,000 is reflected in other expense, net in the accompanying unaudited condensed consolidated statement of operations.

     Outstanding letters of credit totaled approximately $529,000 at March 31, 2006. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company's independent auditors to constitute a material weakness in the Company's internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of March 31, 2006, due to the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

     On May 10, 2006, James F. Parslow notified the Company that he would be resigning as Chief Financial Officer and Treasurer of the Company, effective May 19, 2006, to pursue an opportunity with another company. The Company has begun considering possible successors for these positions. Until a successor is appointed, the Company's existing management team will handle these responsibilities.

ITEM 6. EXHIBITS

     10(q) Turn-Key Project Agreement, dated March 16, 2006. *

     10(r) Wafer Supply Agreement, dated March 16, 2006. *

     31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer and Treasurer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.

     * Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Spire Corporation


Dated: May 15, 2006                   By: /s/ Roger G. Little
                                          -----------------------------
                                          Roger G. Little
                                          Chairman of the Board, Chief
                                          Executive Officer and President

Dated: May 15, 2006                   By: /s/ James F. Parslow
                                          -----------------------------
                                          James F. Parslow
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


 Exhibit                           Description
 -------                           -----------

  10(q)   Turn-Key Project Agreement, dated March 16, 2006. *

  10(r)   Wafer Supply Agreement, dated March 16, 2006. *

  31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of the Chief Financial Officer and Treasurer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.