Form 10QSB
period 2006-06-30
SPIRE CORP
filed 2006-08-14
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006; or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


                         Commission file number: 0-12742


                                SPIRE CORPORATION
           (Name of small business issuer as specified in its charter)


        MASSACHUSETTS                                   04-2457335
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                                ONE PATRIOTS PARK
                        BEDFORD, MASSACHUSETTS 01730-2396
                    (Address of principal executive offices)

                                  781-275-6000
                           (Issuer's telephone number)


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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were 8,212,913 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on August 8, 2006.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of June
         30, 2006............................................................ 1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2006 and 2005........... 2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2006 and 2005..................... 3

         Notes to Unaudited Condensed Consolidated Financial Statements ..... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 12

Item 3.  Controls and Procedures............................................ 21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........ 23

Item 3.  Defaults Upon Senior Securities.................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................ 23

Item 5.  Other Information.................................................. 24

Item 6.  Exhibits........................................................... 24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                               JUNE 30, 2006
                                                                               -------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                                   $  1,905,228
   Restricted cash                                                                  203,672
                                                                               ------------
                                                                                  2,108,900

   Short-term investments                                                         7,500,000
   Accounts receivable - trade, net                                               2,460,818
   Inventories, net                                                               3,279,215
   Prepaid expenses and other current assets                                        451,794
                                                                               ------------
        Total current assets                                                     15,800,727

Net property and equipment                                                        3,626,077

Intangible and other assets (less accumulated amortization of $738,549)             794,018
Available-for-sale investments at quoted market value (cost of $1,217,481)        1,205,244
Restricted cash - long-term                                                         121,000
Deposit - related party                                                             236,250
                                                                               ------------
        Total assets                                                           $ 21,783,316
                                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligation                                 $    235,081
   Current portion of capital lease obligation - related party                      859,280
   Accounts payable                                                               1,355,852
   Accrued liabilities                                                            2,224,022
   Advances on contracts in progress                                              1,588,763
                                                                               ------------
      Total current liabilities                                                   6,262,998
                                                                               ------------

Long-term portion of capital lease obligation - related party                     1,065,416
Deferred compensation                                                             1,205,244
                                                                               ------------
   Total long-term liabilities                                                    2,270,660
                                                                               ------------
      Total liabilities                                                           8,533,658
                                                                               ------------

Commitments and Contingencies:

Stockholders' equity
   Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,212,163 shares issued and outstanding                                         82,122
   Additional paid-in capital                                                    18,865,260
   Accumulated deficit                                                           (5,690,253)
   Accumulated other comprehensive deficit                                           (7,471)
                                                                               ------------
      Total stockholders' equity                                                 13,249,658
                                                                               ------------
      Total liabilities and stockholders' equity                               $ 21,783,316
                                                                               ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------      ------------------------------
                                                         2006              2005              2006              2005
                                                     ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
Contract research, service and
      license revenues                               $  2,603,470      $  2,809,657      $  5,112,986      $  5,541,671
Sales of goods                                          1,291,319         4,537,458         4,155,246         5,984,959
                                                     ------------      ------------      ------------      ------------
      Total net sales and revenues                      3,894,789         7,347,115         9,268,232        11,526,630
                                                     ------------      ------------      ------------      ------------

Costs and expenses
Cost of contract research, services and licenses        2,259,784         2,157,660         4,504,581         4,275,465
Cost of goods sold                                      1,340,295         4,291,820         3,693,993         5,710,580
Selling, general and administrative expenses            2,216,557         2,057,026         4,810,232         3,886,605
Internal research and development expenses                195,204           340,873           353,254           658,069
                                                     ------------      ------------      ------------      ------------
      Total costs and expenses                          6,011,840         8,847,379        13,362,060        14,530,719
                                                     ------------      ------------      ------------      ------------

Gain on sale of licenses                                     --           6,319,600              --           6,319,600
                                                     ------------      ------------      ------------      ------------

Income (loss) from operations                          (2,117,051)        4,819,336        (4,093,828)        3,315,511


Other income (expense), net                                36,358          (121,184)            8,744          (197,801)
                                                     ------------      ------------      ------------      ------------

Income (loss) before income taxes                      (2,080,693)        4,698,152        (4,085,084)        3,117,710

Income tax expense (benefit)                                 --                --                --                --
                                                     ------------      ------------      ------------      ------------

Net income (loss)                                    $ (2,080,693)     $  4,698,152      $ (4,085,084)     $  3,117,710
                                                     ============      ============      ============      ============

Earnings (loss) per share of common stock -
      basic                                          $      (0.26)     $       0.69      $      (0.54)     $       0.45
                                                     ============      ============      ============      ============
Earnings (loss) per share of common stock -
      diluted                                        $      (0.26)     $       0.67      $      (0.54)     $       0.44
                                                     ============      ============      ============      ============

Weighted average number of common and
common equivalent shares outstanding -
basic                                                   7,905,479         6,856,616         7,572,598         6,855,783
                                                     ============      ============      ============      ============

Weighted average number of common and
common equivalent shares outstanding -
diluted                                                 7,905,479         7,042,492         7,572,598         7,045,315
                                                     ============      ============      ============      ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                            ----------------------------
                                                                                                2006             2005
                                                                                            -----------      -----------
Cash flows from operating activities:
   Net income (loss)                                                                        $(4,085,084)     $ 3,117,710
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                           1,057,873        1,245,007
      Gain on sale of licenses                                                                     --         (6,319,600)
      Deferred compensation                                                                     (31,957)         (23,407)
      Unearned purchase discount                                                                   --            (54,128)
      Stock-based compensation                                                                  119,191             --
      Increase in accounts receivable reserves                                                  102,477           32,080
      Interest receivable                                                                       (57,438)            --
      Changes in assets and liabilities:
        Restricted cash                                                                         600,873         (379,574)
        Accounts receivable                                                                   1,133,116          742,853
        Inventories                                                                            (618,726)         322,891
        Prepaid expenses and other current assets                                               212,497          (27,920)
        Accounts payable and accrued liabilities                                                390,746          445,982
        Deposit - related party                                                                 (45,000)         (22,500)
        Advances on contracts in progress                                                      (169,716)        (578,653)
                                                                                            -----------      -----------
             Net cash used in operating activities                                           (1,391,148)      (1,499,259)
                                                                                            -----------      -----------

Cash flows from investing activities:
   Purchase of short-term investments                                                        (7,500,000)            --
   Proceeds from sale of licenses                                                                  --          6,319,600
   Additions to property and equipment                                                         (124,356)        (166,719)
   Restricted cash - long term                                                                     --             17,979
   Increase in intangible and other assets                                                     (167,216)          (5,117)
                                                                                            -----------      -----------
             Net cash provided by (used in) investing activities                             (7,791,572)       6,165,743
                                                                                            -----------      -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net of offering costs                              7,729,594             --
   Principal payment on capital lease obligations                                              (211,603)        (197,336)
   Principal payment on capital lease obligations - related parties                            (323,286)        (250,652)
   Proceeds from exercise of stock options                                                      263,080           20,701
                                                                                            -----------      -----------
             Net cash used in financing activities                                           (7,457,785)        (427,287)
                                                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents                                         (1,724,935)       4,239,197

Cash and cash equivalents, beginning of period                                                3,630,163        3,336,867
                                                                                            -----------      -----------
Cash and cash equivalents, end of period                                                    $ 1,905,228      $ 7,576,064
                                                                                            -----------      -----------

Supplemental disclosures of cash flow information:
 Cash paid (received) during the period for:
   Interest                                                                                 $   (22,942)     $    11,235
                                                                                            -----------      -----------
   Interest - related party                                                                 $    74,215      $   103,060
                                                                                            -----------      -----------
   Income taxes                                                                             $      --        $   110,064
                                                                                            -----------      -----------

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2006

1. DESCRIPTION OF THE BUSINESS

     Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in four principal business areas: solar equipment, solar systems, biomedical and optoelectronics, bringing to bear expertise in materials technologies across all four business areas.

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

2. INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

     The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2005. As described in Footnote 11, the Company adopted Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment, on January 1, 2006.

     Certain prior period amounts have been reclassified to conform with the current presentation.

3. SHORT-TERM INVESTMENTS

     Short-term investments at June 30, 2006 consist of $7.5 million of certificates of deposit with original maturity dates of eleven months. Interest receivable on these short-term investments amounted to approximately $57,000 at June 30, 2006, and is classified with other current assets.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2006

4. ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

     Net accounts receivable, trade consists of the following:

                                                                 June 30, 2006
                                                                 -------------

     Amounts billed                                                $2,428,026
     Retainage                                                         21,876
     Accrued revenue                                                  300,327
                                                                   ----------
                                                                    2,750,229
     Less:  Allowance for sales returns and doubtful accounts        (289,411)
                                                                   ----------
     Net accounts receivable                                       $2,460,818
                                                                   ==========

     Advances on contracts in progress                             $1,588,763
                                                                   ==========

     Accrued revenue represents revenue recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

     Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $22,000 at June 30, 2006. All other accounts receivable are expected to be collected within one year.

     All contracts with United States government agencies have been audited by the government through December 2004. The Company has not incurred significant losses or adjustments as a result of government audits.

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

5. INVENTORIES

     Inventories consist of the following:
                                                       June 30, 2006
                                                       -------------

            Raw materials                                $1,389,449
            Work in process                               1,616,806
            Finished goods                                  272,960
                                                         ----------
                                                         $3,279,215
                                                         ==========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2006

6. EARNINGS (LOSS) PER SHARE

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        ---------------------------   -------------------------
                                             2006          2005          2006          2005
                                          ----------    ----------    ----------    ----------
Weighted average number of common
     and common equivalent shares
     outstanding - basic                   7,905,479     6,856,616     7,572,598     6,855,783
Add: Net additional common shares
     upon  assumed exercise of common
     stock options                               --        185,876           --        189,532
                                          ----------    ----------    ----------    ----------
Adjusted weighted average number of
     common and common equivalents
     shares outstanding - diluted          7,905,479     7,042,492     7,572,598     7,045,315
                                          ==========    ==========    ==========    ==========

     For the three and six months ended June 30, 2006, 22,500 and 16,250 shares, respectively, and for the three and six months ended June 30, 2005, 84,568 and 84,535 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

     In addition, for the three and six months ended June 30, 2006, 176,680 and 189,134 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in the periods.

7. OPERATING SEGMENTS AND RELATED INFORMATION

     The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                 Solar           Solar                                            Total
                                               Equipment        Systems        Biomedical   Optoelectronics      Company
--------------------------------------------------------------------------------------------------------------------------
For the three months ended June 30, 2006
Net sales and revenues                        $   590,371     $    56,277     $ 2,555,644     $   692,497     $ 3,894,789
Loss from operations                             (798,450)       (249,434)       (300,341)       (768,826)     (2,117,051)

For the three months ended June 30, 2005
Net sales and revenues                        $ 2,437,322     $ 1,522,541     $ 2,785,042     $   602,210     $ 7,347,115
Income (loss) from operations                   2,643,812         (75,764)      2,891,836        (640,548)      4,819,336

For the six months ended June 30, 2006
Net sales and revenues                        $ 2,905,605     $   279,150     $ 4,883,600     $ 1,199,877     $ 9,268,232
Loss from operations                             (881,071)       (596,914)       (951,832)     (1,664,011)     (4,093,828)

For the six months ended June 30, 2005
Net sales and revenues                        $ 3,379,315     $ 1,575,991     $ 5,278,138     $ 1,293,186     $11,526,630
Income (loss) from operations                   2,253,706        (471,695)      2,754,426      (1,220,926)      3,315,511

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2006

     Earnings from operations for the solar equipment and biomedical segments include gains on the sale of licenses of $3,319,600 and $3,000,000, respectively, for the three and six months ended June 30, 2005. These gains are more fully described in Footnote 13.

     The following table shows net sales and revenues by geographic area (based on customer location):

                    Three Months Ended June 30,            Six Months Ended June 30,
               -----------------------------------    -----------------------------------
                  2006       %      2005       %         2006       %       2005       %
               ----------  ----  ----------  ----     ----------  ----  -----------  ----
Foreign         $ 968,000   25%  $2,650,000   36%     $3,460,000   37%  $ 3,277,000   29%
United States   2,927,000   75%   4,697,000   64%      5,808,000   63%    8,250,000   71%
               ----------  ----  ----------  ----     ----------  ----  -----------  ----
               $3,895,000  100%  $7,347,000  100%     $9,268,000  100%  $11,527,000  100%
               ==========  ====  ==========  ====     ==========  ====  ===========  ====

     Revenues from contracts with United States government agencies for the three months ended June 30, 2006 and 2005 were $506,000 and $788,000, or 13% and 11% of consolidated net sales and revenues, respectively.

     Revenues from contracts with United States government agencies for the six months ended June 30, 2006 and 2005 were $1,126,000 and $1,681,000, or 12% and
15% of consolidated net sales and revenues, respectively.

     One customer accounted for approximately 16% of the Company's gross sales during the three months ended June 30, 2006 and four customers accounted for approximately 51% of the Company's gross sales for the three months ended June 30, 2005. Two customers accounted for approximately 27% of the Company's gross sales during the six months ended June 30, 2006 and one customer accounted for approximately 15% of the Company's gross sales for the six months ended June 30, 2005. One customer represented approximately 20% of trade accounts receivable at June 30, 2006 and one customer represented approximately 11% of trade accounts receivable at June 30, 2005.

8. INTANGIBLE AND OTHER ASSETS

     Patents amounted to $91,790 net of accumulated amortization of $616,990, at June 30, 2006. Licenses amounted to 178,441, net of accumulated amortization of $121,559 at June 30, 2006. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $510,933 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date. Estimated amortization expense for the periods ending December 31, is as follows:

                                                            Amortization
          Year                                                 Expense
     --------------                                         ------------
     2006                                                   $    101,997
     2007                                                        197,114
     2008                                                        170,067
     2009                                                        149,016
     2010 and beyond                                             162,970
                                                            ------------
                                                            $    781,164
                                                            ------------

     Also included in other assets are $12,854 of refundable deposits and other assets.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2006

9. AVAILABLE-FOR-SALE INVESTMENTS

     Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                                            June 30, 2006
                                                            -------------
     Equity investments                                     $    834,960
     Government bonds                                            229,057
     Cash and money market funds                                 141,227
                                                            ------------
                                                            $  1,205,244
                                                            ============

     These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of June 30, 2006, the net unrealized loss on these marketable securities was approximately $7,000.

10. NOTES PAYABLE AND CREDIT ARRANGEMENTS

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 26, 2007. The Agreement provides Standby Letter of Credit Guarantees for foreign and domestic customers, which are 100% secured with cash. At June 30, 2006, the Company had approximately $325,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate, as determined, plus 1/2% (8.75% at June 30, 2006.) At June 30, 2006, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of ..25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At June 30, 2006, the Company was in compliance with its financial reporting requirements and cash balance covenants.

11. STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $60,000 and $119,000 for the three and six months ended June 30, 2006. For the three months ended June 30, 2006, approximately $47,000 of stock compensation expense was charged to selling, general and administrative expenses and approximately $13,000 was charged to cost of sales. For the six months ended June 30, 2006, approximately $94,000 of stock compensation expense was charged to selling, general and administrative expenses and $25,000 was charged to cost of sales. Compensation expense related to stock options to be charged in future periods amounts to approximately $773,000 at June 30, 2006, which the Company expects to expense through June 2011.

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

                                  JUNE 30, 2006

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

     Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company's historical data, the Company applied a 14% forfeiture rate to stock options outstanding in determining its Statement 123(R) stock compensation expense for the quarter ended June 30, 2006, which it believes is a reasonable forfeiture estimate for the period. In the Company's pro forma information required under Statement No. 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

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

     A summary of award activity under this plan as of June 30, 2006 and changes during the six month period is as follows:

                                                    Number of   Weighted-Average
                                                      Shares     Exercise Price
                                                    ---------   ----------------
     Options Outstanding at December 31, 2005         406,314        $4.38
        Granted                                        24,500        $8.30
        Exercised                                     (48,000)       $5.48
        Cancelled/expired                             (21,062)       $5.67
                                                     --------        -----
     Options Outstanding at June 30, 2006             361,752        $4.43
                                                     ========        =====

     Options Exercisable at June 30, 2006             206,137        $3.68
                                                     ========        =====

     The options outstanding and exercisable at June 30, 2006 were in the following exercise price ranges:

                                       Options Outstanding                             Options Exercisable
                   ------------------------------------------------------     --------------------------------------
                                   Weighted
                                   -Average       Weighted-                                   Weighted-
                     Number        Remaining       Average      Aggregate       Number         Average    Aggregate
   Range of         of Shares     Contractual     Exercise      Intrinsic      of Shares      Exercise    Intrinsic
Exercise Price     Outstanding       Life          Price          Value       Exercisable      Price        Value
---------------    -----------    -----------    ---------     ----------     -----------     --------    ----------
$1.78 to $ 3.11        44,374     3.73 years       $2.32       $ 231,248         41,374         $2.29      $216,758
$3.12 to $ 3.90       122,496     5.38 years       $3.89         445,633        122,496         $3.89       445,633
$3.91 to $ 4.90       145,695     8.05 years       $4.33         465,803         37,890         $4.22       125,393
$4.91 to $ 6.36        12,187     8.51 years       $6.06          17,940          4,377         $5.96         6,865
$6.37 to $10.74        37,000     9.66 years       $8.57             500            --          $ --            --
                     --------                                 ----------       --------                    --------
                      361,752     6.80 years       $4.43      $1,161,123        206,137         $3.68      $794,649
                     ========                                 ==========       ========                    ========

     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's closing stock price of $7.53 as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was approximately $42,000 and $166,000, respectively.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2006

     The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation for the six month period ended June 30, 2005. Since stock-based compensation expense for the three and six months ended June 30, 2006 was calculated and recorded under the provisions of Statement 123(R), no pro forma disclosure for that period is presented.

                                           Three Months Ended   Six Months Ended
                                              June 30, 2005      June 30, 2005
                                              -------------      -------------

Net income (loss), as reported                 $ 4,698,152        $ 3,117,710
Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards net of related tax
   effects                                         (76,882)          (158,658)
                                               -----------        -----------
Pro forma net income (loss)                    $ 4,621,270        $ 2,959,052
                                               ===========        ===========

Earnings per share:
      Basic - as reported                      $      0.69        $      0.45
                                               ===========        ===========
      Basic - pro forma                        $      0.67        $      0.43
                                               ===========        ===========
           Diluted - as reported               $      0.67        $      0.44
                                               ===========        ===========
      Diluted - pro forma                      $      0.66        $      0.42
                                               ===========        ===========

     The per-share weighted-average fair value of stock options granted during the three months and six months ended June 30, 2006 was $3.82 and $4.18, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                 Expected        Risk-Free      Expected         Expected
     Year     Dividend Yield   Interest Rate   Option Life   Volatility Factor
     ----     --------------   -------------   -----------   -----------------
     2006           --              5.08%       7.5 years          49.0%
     2005           --              3.94%        5 years           76.6%

     For the three and six months ended June 30, 2006, 8,250 and 24,500 stock options were granted.

12. COMPREHENSIVE LOSS

     Comprehensive income (loss) includes certain changes in equity that are excluded from net earnings (loss) and consists of the following:

                                                   For the Three Months          For the Six Months
                                                      Ended June 30,                Ended June 30,
                                               --------------------------    --------------------------
                                                   2006           2005           2006           2005
                                               -----------    -----------    -----------    -----------
Net income (loss)                              $(2,080,693)   $ 4,698,152    $(4,085,084)   $ 3,117,710
Other comprehensive loss:
   Net unrealized loss on available for
     sale marketable securities, net of tax        (55,906)        (6,295)       (31,957)       (23,407)
                                               -----------    -----------    -----------    -----------
Total comprehensive income (loss)              $(2,136,599)   $ 4,691,857    $(4,117,041)   $ 3,094,303
                                               ===========    ===========    ===========    ===========

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                  JUNE 30, 2006

13. SALE OF LICENSES

     On October 2002, the Company sold an exclusive patent license for a hemodialysis split-tip catheter to Bard Access Systems, Inc. ("Bard"), a wholly owned subsidiary of C.R. Bard, Inc., in exchange for $5,000,000 upon the execution of the agreement, with another $5,000,000 due upon the earlier to occur of: (a) the date of the first commercial sale of a licensed product by Bard; or (b) no more than 18 months after signing. The agreement further provided for two additional contingent cash payments of $3,000,000 each upon the completion of certain milestones by Bard in 2004 and 2005. Bard had the right to cancel the agreement at any time subsequent to the second payment. During the year ended December 31, 2002, the Company recorded the initial payment under the agreement, resulting in a gain of $4,464,929, net of direct costs. Due to the potential length of time between the first and second payments and the cancellation provisions within the agreement, the Company did not record the potential remaining payments at that time. During June 2003, in accordance with the agreement, the Company received notification from Bard of the first commercial sale, collected the $5,000,000 payment due and recorded a gain of $4,989,150, net of direct costs. In June 2004, the Company received the first contingent milestone payment and recorded a gain of $3,000,000. In June 2005, the Company received the second and final contingent milestone payment and recorded a gain of $3,000,000. There were no direct costs associated with these payments. The 2005 gain was recorded in the accompanying unaudited condensed consolidated statements of operations for three and six months ended June 30, 2005.

     In conjunction with the sale, the Company received a sublicense, which permits the Company to continue to manufacture and market hemodialysis catheters for the treatment of chronic kidney disease. In addition, the Company granted Bard a right of first refusal should the Company seek to sell the catheter business.

     On May 26, 2005, the Company entered into a global consortium agreement (the "Agreement") with Nisshinbo Industries, Inc. (Nisshinbo) for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Under the terms of the Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but are not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company has determined the fair value of the license and royalty based on an appraisal. As a result, a $3,319,600 gain was recognized as a gain on sale of license in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005. In addition, approximately $13,000 of royalty income was recognized during the quarter ended June 30, 2005.

14. PRIVATE PLACEMENT OF EQUITY

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

     Under the terms of the Stock Purchase Agreements, the Company was obligated to file a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") registering the resale of the shares of common stock sold. The Company filed the Form S-3 on May 3, 2006 and the SEC declared it effective on May 12, 2006. In the event that this registration statement ceases to be effective and available to the investors for an aggregate period of 30 days in any 12 month period, the Company must pay liquidated damages starting on the 61st day (in the aggregate) of any suspensions in any 12-month period, and each 30th day thereafter until the suspension is terminated an amount equal to 1% of the aggregate purchase price paid by the investors. However, the Company is not obligated to pay liquidation damages on shares not owned by the investors at the time of the suspension or shares that are tradable under Rule 144(k). The Company reviewed Emerging Issues Task Force ("EITF") 00-19 ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and EITF 05-04 THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF ISSUE NO. 00-19, to determine if these liquidation damages provisions require a portion of the equity raised needs to be accounted under Financial Accounting Standards ("FAS") No. 133: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. It determined that the liquidated damages provisions did not require treatment under FAS No. 133 and therefore will treat all of the funds raised under these agreements as additions to permanent equity.

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

OVERVIEW

     Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in four principal business areas: solar equipment, solar systems, biomedical and optoelectronics, bringing to bear expertise in materials technologies across all four business areas, discussed below.

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

     Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 37% of net sales and revenues for the six months ended June 30, 2006, continue to constitute a significant portion of the Company's net sales and revenues.

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $60,000 and $119,000 for the three and six months ended June 30, 2006, respectively.

Results of Operations
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                   For the Three Months          For the Six Months
                                                      Ended June 30,                Ended June 30,
                                               --------------------------    --------------------------
                                                   2006           2005           2006           2005
                                               -----------    -----------    -----------    -----------
Net sales and revenues                             100%            100%           100%           100%
Cost of sales and revenues                         (92)            (87)           (88)           (86)
                                                  -----           -----          -----          -----
     Gross profit                                    8              13             12             14
Selling, general and administrative expenses       (57)            (28)           (52)           (34)
Internal research and development                   (5)             (5)            (4)            (6)
     Gain on sale of licenses                     --               86            --              55
                                                  -----           -----          -----          -----
     Income (loss) from operations                 (54)             66            (44)            29
Other income (expense), net                          1              (2)           --              (2)
                                                  -----           -----          -----          -----
     Income (loss) before income taxes             (53)             64            (44)            27
Income tax expense                                 --              --             --             --
                                                  -----           -----          -----          -----
     Net income (loss)                             (53%)            64%           (44%)           27%
                                                  =====           =====          =====          =====

OVERALL

     The Company's total net sales and revenues for the six months ended June 30, 2006 ("2006") decreased 20% compared to the six months ended June 30, 2005 ("2005"). The decrease was primarily attributable to $1.3 million decrease in sales of solar systems resulting from the volume and timing of the delivery of equipment.

SOLAR EQUIPMENT UNIT

     Sales in the Company's solar equipment unit decreased 13% during 2006 as compared to 2005 primarily due to a decrease in the volume and timing of the delivery of customer orders.

SOLAR SYSTEMS UNIT

     Sales in the Company's solar systems unit decreased 82% during 2006 as compared to 2005 primarily due to the timing of delivery of customer orders.

BIOMEDICAL BUSINESS UNIT

     Revenues of the Company's biomedical business unit decreased 8% during 2006 as compared to 2005 as a result of a 26% decrease in revenue from Spire's research and development activities and a 11% decrease in sales of medical devices, partially offset by an 8% increase in biomedical processing services revenue.

OPTOELECTRONICS BUSINESS UNIT

     Sales in the Company's optoelectronics business unit decreased 7% during 2006 primarily due to the timing of contract completion and a decrease in the size and dollar value of customers orders.

     Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

NET SALES AND REVENUES

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                   Three Months Ended June 30,          Decrease
                                   --------------------------     --------------------
                                       2006           2005             $           %
                                   -----------    -----------     -----------   ------
Contract research, service and
  license revenues                 $ 2,604,000    $ 2,810,000     $  (206,000)    (7%)
Sales of goods                       1,291,000      4,537,000      (3,246,000)   (72%)
                                   -----------    -----------     -----------
   Net sales and revenues          $ 3,895,000    $ 7,347,000     $(3,452,000)   (47%)
                                   ===========    ===========     ===========

     The 7% decrease in contract research, service and license revenues for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 is primarily attributable to a decrease in revenues from research and development activities partially offset by a 15% increase in revenues from Bandwidth foundry services. Revenues from biomedical research and development activities decreased 21% in 2006 as compared to 2005 primarily due to a decrease in the number of contracts associated with funded research and development activities, and a 60% decrease in revenue from government funded research and development activities associated with a cost sharing agreement with the Department of Energy National Renewable Energy Laboratory ("NREL").

     The 72% decrease in sales of goods for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily due to decreases in solar equipment and solar systems revenues and, to a lesser extent, a decrease in biomedical product sales. Solar equipment and solar system revenues decreased 77% and 96%, respectively, as compared to 2005 primarily due to the timing and delivery of customer orders. The 2005 results include the sale of two photovoltaic module production lines versus none in 2006 and the completion of a large solar system installation in Chicago in 2005. Biomedical product sales decreased 12% in 2006 as compared to 2005 as a result of a reduction in product trials by prospective customers for Spire's line of hemodialysis catheters.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                   Six Months Ended June 30,            Decrease
                                   --------------------------     --------------------
                                      2006           2005              $           %
                                   -----------    -----------     -----------   ------
Contract research, service and
  license revenues                 $ 5,113,000    $ 5,542,000       (429,000)     (8%)
Sales of goods                       4,155,000      5,985,000     (1,830,000)    (31%)
                                   -----------    -----------     ----------
   Net sales and revenues            9,268,000    $11,527,000     (2,259,000)    (20%)
                                   ===========    ===========     ==========

     The 8% decrease in contract research, service and license revenues for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 is primarily attributable to a decrease in research and development activities partially offset by increases in biomedical processing services. Revenues from Spire's research and development activities decreased 30% in 2006 as compared to 2005 primarily due to a decrease in the number of contracts associated with funded research and development and a decrease in revenue from activities associated with our cost sharing agreement with NREL. Revenues from biomedical processing services increased 8% in 2006 compared to 2005 due to the timing and delivery of customer orders.

     The 31% decrease in sales of goods for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily due to decreases in solar equipment and solar systems revenues and, to a lesser extent, a decrease in biomedical product sales. Solar equipment and solar systems revenues decreased 37% in 2006 as compared to 2005 due to the timing and delivery of customer orders. Biomedical product sales decreased 11% in 2006 as compared to 2005 as a result of a reduction in product trials by prospective customers for Spire's line of hemodialysis catheters.

COST OF SALES AND REVENUES

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                             Three Months Ended June 30,     Increase/(Decrease)
                                         ----------------------------------  ------------------
                                            2006       %      2005       %        $         %
                                         ----------  ----  ----------  ----  -----------  ----
Cost of contract research, services
  and licenses                           $2,260,000   87%  $2,158,000   77%  $   102,000    5%
Cost of goods sold                        1,340,000  104%   4,292,000   94%   (2,952,000) (69%)
                                         ----------        ----------        -----------
   Net cost of sales and revenues        $3,600,000   92%  $6,450,000   87%  $(2,850,000)  (44%)
                                         ==========        ==========        ===========

     The $102,000 (5%) increase in cost of contract research and service revenues in 2006 is primarily due to a 32% increase in the costs of sales of the Company's optoelectronics business unit, due to an increase in direct costs resulting from a 15% increase in optoelectronics revenues and changes in its product mix in 2006 versus 2005. This was partially offset by a 39% decrease in costs from Spire's research and development activities associated with its decreased revenues.

     The $2,952,000 (69%) decrease in cost of goods sold is primarily due to an 72% decrease in sales of goods. The increase in cost of goods sold as a percentage of revenue is the result of higher absorption of indirect costs over a decreased revenue base.

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                              Six Months Ended June 30,     Increase/(Decrease)
                                         ----------------------------------  ------------------
                                            2006       %      2005       %        $         %
                                         ----------  ----  ----------  ----  -----------  ----
Cost of contract research, services
and licenses                             $4,505,000   88%  $4,275,000   77%  $   230,000    5%
Cost of goods sold                        3,694,000   89%   5,711,000   95%   (2,017,000) (35%)
                                         ----------        ----------        -----------
   Net cost of sales and revenues        $8,199,000   88%  $9,986,000   86%  $(1,787,000) (18%)
                                         ==========        ==========        ===========

     The $230,000 (5%) increase in cost of contract research and service revenues in 2006 is primarily due to a 22% increase in the costs of sales of the Company's optoelectronics business unit, due to an increase in direct costs resulting from changes in its product mix in 2006 versus 2005, as well as a 12% increase in biomedical processing services costs associated with its 8% increase in revenue. This was partially offset by a 34% decrease in costs from Spire's research and development activities associated with its decreased revenues.

     The $2,017,000 (35%) decrease in cost of goods sold is primarily due to a decrease in Spire's solar equipment and solar systems direct costs resulting from its 37% decrease in sales of goods, offset by an increase in biomedical products unit's direct costs. The decrease in cost of goods sold as a percentage of revenue is the result of decreased direct costs in the solar equipment segment, partially offset by an increased direct costs in our biomedical and solar systems product lines. These changes in costs as a percentage of revenue resulted from changes in product mix.

OPERATING EXPENSES

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

                                             Three Months Ended June 30,     Increase/(Decrease)
                                         ----------------------------------  ------------------
                                            2006       %      2005       %        $         %
                                         ----------  ----  ----------  ----  -----------  ----

Selling, general and administrative      $2,217,000   57%  $2,057,000   28%  $  160,000     8%
Internal research and development           195,000    5%     341,000    5%    (146,000)  (43%)
                                         ----------        ----------        ----------
   Operating expenses                    $2,412,000   62%  $2,398,000   33%  $   14,000     1%
                                         ==========        ==========        ==========

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     --------------------------------------------

     Selling, general and administrative expenses for the three months ended June 30, 2006 increased by $160,000. The increase was primarily due to increased costs associated with sales and marketing efforts throughout all of our product lines, ongoing litigation matters, increased facility related costs, and stock option compensation costs. The increase in selling, general and administrative expenses as a percentage of sales and revenues is primarily due to the decrease in sales and revenue.

     INTERNAL RESEARCH AND DEVELOPMENT
     ---------------------------------

     The decrease in research and development costs was primarily a result of the Company's reduced effort in its cost-sharing contract with the NREL.

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

                                              Six Months Ended June 30,     Increase/(Decrease)
                                         ----------------------------------  ------------------
                                            2006       %      2005       %        $         %
                                         ----------  ----  ----------  ----  -----------  ----
Selling, general and administrative      $4,810,000   52%  $3,887,000   34%  $   923,000   24%
Internal research and development           353,000    4%     658,000    6%     (305,000) (46%)
                                         ----------        ----------        -----------
   Operating expenses                    $5,163,000   56%  $4,545,000   39%  $   618,000   14%
                                         ==========        ==========        ===========

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     --------------------------------------------

     The 24% increase in selling, general and administrative expenses was primarily due to increased costs associated with sales and marketing efforts throughout all of our product lines, ongoing litigation matters, increased facility related costs, and stock option compensation costs. The increase in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the decrease in sales and revenues.

     INTERNAL RESEARCH AND DEVELOPMENT
     ---------------------------------

     The 46% decrease in research and development costs, and the decrease in research and development expenses as a percentage of sales and revenues, was primarily a result of the Company's reduced effort in its cost-sharing contract with NREL.

OTHER EXPENSE, NET

     The Company earned approximately $75,000 and approximately $9,000 of interest income for the three months ended June 30, 2006 and 2005, respectively. The Company incurred interest expense of approximately $40,000 and approximately $67,000 for the three months ended June 30, 2006 and 2005, respectively. The increase in interest income is due to interest earned on investments made with the net proceeds of approximately $7.7 million received from the private placement of common equity in April 2006. In addition, the Company recognized approximately $1,000 in currency translation income and approximately $63,000 of currency translation loss for the three months ended June 30, 2006 and 2005, respectively, associated with cash maintained in a Japanese Yen account. The decrease in interest expense is primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

     The Company earned approximately $94,000 and approximately $18,000 of interest income for the six months ended June 30, 2006 and 2005, respectively. The Company incurred interest expense of approximately $88,000 and approximately $153,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in interest income is due to interest earned on investments made with the net proceeds of approximately $7.7 million received from the private placement of common equity in April 2006.

     In addition, the Company recognized approximately $3,000 in currency translation income and approximately $63,000 of currency transaction loss for the six months ended June 30, 2006 and 2005, respectively, associated with cash maintained in a Japanese Yen account.

INCOME TAXES

     The Company did not record an income tax benefit for the three and six months ended June 30, 2006, or an income tax provision for the three and six months ended June 30, 2005. A valuation allowance has been provided against the current period tax benefit due to uncertainly regarding the realization of the net operating loss in the future.

NET INCOME (LOSS)

     The Company reported a net loss for the three months ended June 30, 2006 of approximately $2,081,000, compared to net income of approximately $4,698,000 in 2005. The decrease in net income in 2006 versus 2005 is primarily due to gains on the sale of licenses in 2005 of approximately $6.3 million.

     The Company reported net loss for the six months ended June 30, 2006 of $4,085,000, compared to a net income of approximately $3,118,000 in 2005. The decrease in net income in 2006 versus 2005 is primarily due to gains on the sale of licenses in 2005 of approximately $6.3 million, and to a lesser extent, decreased sales and increased selling, general and administrative expenses in 2006 versus 2005.

Liquidity and Capital Resources

                                                                   Increase
                                   June 30,    December 31,   ------------------
                                     2006          2005            $          %
                                 -----------   -----------    -----------   ----

     Cash and cash equivalents   $ 1,905,000   $ 3,630,000   ($ 1,725,000)   48%
     Working capital             $ 9,538,000   $ 5,270,000    $ 4,268,000    81%

     Cash and cash equivalents and working capital increased primarily due to the net proceeds from a private placement of common stock. This increase was partially offset by net operating losses incurred by the Company in 2006.

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

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 26, 2007. The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At June 30, 2006, the Company had approximately $325,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate as determined plus 1/2% (8.75% at June 30, 2006.) At June 30, 2006, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At June 30, 2006, the Company was in compliance with its financial reporting requirements and cash balance covenants.

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

     To date, there are no material commitments by the Company for capital expenditures. At June 30, 2006, the Company's accumulated deficit was approximately $5,690,000, compared to accumulated deficit of approximately $1,605,000 as of December 31, 2005.

     Under the terms of the Stock Purchase Agreements, the Company was obligated to file a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") registering the resale of the shares of common stock sold. The Company filed the Form S-3 on May 3, 2006 and the SEC declared it effective on May 12, 2006. In the event that this registration statement ceases to be effective and available to the investors for an aggregate period of 30 days in any 12 month period, the Company must pay liquidated damages starting on the 61st day (in the aggregate) of any suspensions in any 12-month period, and each 30th day thereafter until the suspension is terminated an amount equal to 1% of the aggregate purchase price paid by the investors. However, the Company is not obligated to pay liquidation damages on shares not owned by the investors at the time of the suspension or shares that are tradable under Rule 144(k). The Company reviewed Emerging Issues Task Force ("EITF") 00-19: ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and EITF 05-04: THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF ISSUE NO. 00-19, to determine if these liquidation damages provisions require a portion of the equity raised needs to be accounted under Financial Accounting Standards ("FAS") No. 133: ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. It determined that the liquidated damages provisions did not require treatment under FAS No. 133 and therefore will treat all of the funds raised under these agreements as additions to permanent equity.

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

Related Party Transactions
--------------------------

     The Company subleased 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leased the building from SPI-Trust, a Trust of which Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company, is the sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The sublease agreement provided for minimum rental payments plus annual increases linked to the consumer price index. Effective December 1, 2005, the Company entered into a two-year Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust. The Company assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. The Company believes that the terms of the Lease Extension are commercially reasonable. Rent expense under the Lease Extension for the three and six months ended June 30, 2006 was approximately $310,000 and $621,000, respectively . No amounts were due from SPI-Trust as of June 30, 2006 for building related costs.

     In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos Lightwave, Inc. (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($236,250 as of June 30, 2006.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the six months ended June 30, 2006, interest expense was approximately $74,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) is as follows:

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
                                          ----------
                                          $4,140,000
                                          ==========

     At June 30, 2006, approximately $859,000 and $1,065,000 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, in the consolidated balance sheet.

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

     The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the six months ended June 30, 2006, is as follows:

                                          Rebates     Returns     Total
                                          --------    -------    --------
     Balance - December 31, 2005           $91,600    $19,100    $110,700
        Provision                          216,177     34,036     250,213
        Utilization                       (187,077)   (35,736)   (222,813)
                                          --------    -------    --------
     Balance - June 30, 2006              $120,700    $17,400    $138,100
                                          ========    =======    ========

     o    Credits for rebates are recorded in the month of the actual sale.

     o Credits for returns are processed when the actual merchandise is received by the Company.

     o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

     The reserve percentage has been approximately 13% to 15% of inventory held by distributors over the last two years. The Company performs various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors covered by sales incentive programs was approximately $868,000 at June 30, 2006.

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

STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $60,000 and $119,000 for the three and six months ended June 30, 2006, respectively.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

     The following table summarizes the Company's gross contractual obligations at June 30, 2006 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                             Payments Due by Period
                                        -------------------------------------------------------------
                                                       Less than       2 - 3       4 - 5    More Than
     Contractual Obligations               Total        1 Year         Years       Years     5 Years
----------------------------------      -----------   -----------   ----------   --------   ---------
PURCHASE OBLIGATIONS                    $ 1,889,000   $ 1,837,000   $   52,000    $   --      $   --

CAPITAL LEASES:
  Unrelated party capital lease         $   277,000   $   277,000   $     --      $   --      $   --
  Related party capital lease             2,070,250       967,500    1,102,750        --          --

OPERATING LEASES:
  Unrelated party operating leases      $   237,000   $   115,000   $  118,000    $ 4,000     $   --
  Related party operating lease           1,759,000     1,242,000      517,000        --          --

     Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

     Capital lease obligations outlined above include both the principal and interest components of these contractual obligations.

     At June 30, 2006, the Company maintained a Japanese yen account that held approximately JPY 15,811,000 (approximately $138,000). Total currency translation income for the three and six months ended June 30, 2006 of approximately $1,000 and $3,000, respectively, is reflected in other (income) expense, net in the accompanying unaudited condensed consolidated statement of operations.

     Outstanding letters of credit totaled approximately $451,000 at June 30, 2006. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company's independent auditors to constitute a material weakness in the Company's internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of June 30, 2006, due to the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

However, VCC also noted that improvements still need to be made in the reconciliation and documentation and information flow processes. In particular, the Company lost several key individuals who were integral to the accounting department in general and the closing process specifically. While the finance group was able to close the books and analyze the accounts on a timely basis, the staff was resource constrained and the established controls, policies and procedures could not be fully implemented during the year end close. The Company supplemented the staff with outside assistance and the Chief Financial Officer assumed various review roles. However, VCC noted that the finance department will not be alleviated and control structure improved until such time as the full finance team is assembled.

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

     The Company concurs with VCC's findings noted above and is continuing to make changes in its internal controls and procedures. Unfortunately, the Company was operating without a Controller, Assistant Controller and Senior Cost Accountant during the latter half of 2005. These positions are critical to the oversight and review of the finance group's output. As VCC noted, the Company supplemented those functions through the use of outside consultants and through the Chief Financial Officer assuming certain review roles. Unfortunately, this weakens the internal control structure as the review process is compressed and streamlined. With the recent resignation and replacement of the Chief Financial Officer, this internal control structure has been additionally weakened. The Company was able to close the books and analyze the accounts on a relatively timely basis by having certain roles formally performed by the Chief Financial Officer be performed by outside consultants. The Company has hired a Senior Cost Accountant and did benefit from having its Assistant Controller position filled during the second quarter of 2006. The Company has had difficulty recruiting a full time Controller. In view of the recent change in the Chief Financial Officer position, the Company now plans to have the Controller assume the additional position of Chief Accounting Officer. It is actively searching for a replacement. The Company has made significant strides in its monthly closing processes and expects that its internal controls will improve once a full finance staff is in place.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

     Except as noted below, there was no change in the Company's internal control over financial reporting that occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

     On May 14, 2006, the Company's Chief Financial Officer resigned. The Company has since filled the Chief Financial Officer role internally and is actively seeking a Controller who will take on the additional position of Chief Accounting Officer. Until this position is filled the Company will rely on outside consultants to provide aid to the Chief Financial Officer in maintaining the internal control structure and with SEC filings.

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

     The Company was named a defendant in 58 cases filed from August 2001 to July 2003 in various state courts in Texas by persons claiming damages from the use of allegedly defective mechanical heart valves coated by a process licensed by the Company to St. Jude Medical, Inc., the heart valve manufacturer, which has also been named as a defendant in these cases. In June 2003, a motion for summary judgment was granted to the Company and most of these cases were dismissed, based on the principle of federal preemption. The Texas Court of Appeals upheld the lower court's decision, and, because these cases were not submitted for review to the Texas Supreme Court, the judgments rendered are now final.

     Of the remaining cases (filed after August 2003), the fact situations of seven of them make them subject, in the opinions of defendant's counsel, to the original decision to grant the Company its motion for summary judgment. Plaintiff's attorneys in these cases are being asked to voluntarily request the court to dismiss these cases, but a motion for summary judgment based on the original decision granted to the Company by the Court may be filed in all cases where such voluntary action does not occur. One case was appealed, and a decision is pending. One additional case is not subject to Federal preemption; the Company and other defendant's counsel are evaluating available defense options.

     During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claims one of the Company's catheter products induces and contributes to infringement when medical professionals insert it. The Company has responded to the complaint denying all allegations and has filed certain counterclaims. The discovery process in this case has continued and is nearly complete. The Company filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office which failure has remained uncorrected. On August 4, 2006, the Court granted the Company's motion and dismissed this lawsuit without prejudice. The plaintiffs may refile this lawsuit when the patent is revived, which is expected to occur in calendar year 2006, although the Company cannot presently predict the precise timing. Based on information presently available to the Company, the Company believes that it does not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action in the event it were to be reinstated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 18, 2006, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders.

     The number of directors was fixed at eight, leaving one vacancy. Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2006 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

                                        Shares Voting
                            Shares        Against or        Shares     Broker
          Nominee         Voting for  Authority Withheld  Abstaining  Non-Votes
-----------------------   ----------  ------------------  ----------  ---------

Udo Henseler               5,987,116        75,533            --          --
David R. Lipinski          5,433,575       629,074            --          --
Mark C. Little             5,993,841        68,808            --          --
Roger G. Little            5,985,448        77,201            --          --
Michael J. Magliochetti    5,987,209        75,440            --          --
Guy L. Mayer               5,987,599        75,050            --          --
Roger W. Redmond           6,005,506        57,143            --          --

ITEM 5. OTHER INFORMATION

     None.

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

                                     Spire Corporation


Dated: August 14, 2006               By: /s/ Roger G. Little
                                         --------------------------------------
                                         Roger G. Little
                                         Chairman of the Board, Chief Executive
                                         Officer and President

Dated: August 14, 2006               By: /s/ Christian Dufresne
                                         --------------------------------------
                                         Christian Dufresne
                                         Chief Financial Officer and Treasurer

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