Form 10QSB
period 2006-09-30
SPIRE CORP
filed 2006-11-14
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006; or

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. There were 8,219,163 outstanding shares of the issuer's only class of common equity, Common Stock, $0.01 par value, on November 2, 2006.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|
================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited Condensed Consolidated Balance Sheet as of September
         30, 2006............................................................ 1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 2006 and 2005..... 2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2006 and 2005............... 3

         Notes to Unaudited Condensed Consolidated Financial Statements ..... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 13

Item 3.  Controls and Procedures............................................ 22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 24

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

Item 6.  Exhibits........................................................... 25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                            SEPTEMBER 30,
                                                                                                                2006
                                                                                                            ------------
                                                          ASSETS
Current assets
   Cash and cash equivalents                                                                                $  3,539,751
   Restricted cash                                                                                               331,091
                                                                                                            ------------
                                                                                                               3,870,842

   Short-term investments                                                                                      5,000,000
   Accounts receivable - trade, net                                                                            2,670,439
   Inventories, net                                                                                            3,308,882
   Prepaid expenses and other current assets                                                                   2,450,526
                                                                                                            ------------
        Total current assets                                                                                  17,300,689

Net property and equipment                                                                                     4,284,100

Intangible and other assets (less accumulated amortization of $761,936)                                          840,902
Available-for-sale investments at quoted market value (cost of $1,271,934)                                     1,309,963
Restricted cash - long-term                                                                                      121,000
Deposit - related party                                                                                          236,250
                                                                                                            ------------
        Total assets                                                                                        $ 24,092,904
                                                                                                            ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
   Current portion of capital lease obligation - related party                                              $    942,300
   Accounts payable                                                                                              981,065
   Accrued liabilities                                                                                         2,496,776
   Advances on contracts in progress                                                                           4,517,948
                                                                                                            ------------
      Total current liabilities                                                                                8,938,089
                                                                                                            ------------

Long-term portion of capital lease obligation - related party                                                    778,645
Long-term portion of advances on contracts in progress                                                         1,628,299
Deferred compensation                                                                                          1,309,963
Deferred taxes                                                                                                    16,284
                                                                                                            ------------
   Total long-term liabilities                                                                                 3,733,191
                                                                                                            ------------
      Total liabilities                                                                                       12,671,280
                                                                                                            ------------

Commitments and Contingencies:
------------------------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized; 8,217,913 shares issued and outstanding           82,179
   Additional paid-in capital                                                                                 18,947,619
   Accumulated deficit                                                                                        (7,630,829)
   Accumulated other comprehensive income                                                                         22,655
                                                                                                            ------------
      Total stockholders' equity                                                                              11,421,624
                                                                                                            ------------
      Total liabilities and stockholders' equity                                                            $ 24,092,904
                                                                                                            ============

                     SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                        ------------------------------      ------------------------------
                                            2006              2005              2006              2005
                                        ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
Contract research, service and
   license revenues                     $  2,764,354      $  3,172,940      $  7,877,340      $  8,714,611
Sales of goods                             3,029,374         1,309,160         7,184,620         7,294,120
                                        ------------      ------------      ------------      ------------
      Total net sales and revenues         5,793,728         4,482,100      $ 15,061,960        16,008,731
                                        ------------      ------------      ------------      ------------

Costs and expenses
------------------
Cost of contract research, services
   and licenses                            2,119,943         2,359,714         6,624,524         6,635,179
Cost of goods sold                         2,984,528         1,268,977         6,678,521         6,979,557
Selling, general and administrative
   expenses                                2,495,888         2,400,309         7,306,120         6,286,914
Internal research and development
   expenses                                  193,989           411,749           547,243         1,069,818
                                        ------------      ------------      ------------      ------------
      Total costs and expenses             7,794,348         6,440,749        21,156,408        20,971,468
                                        ------------      ------------      ------------      ------------

Gain on extinguishment of purchase
   commitment                                   --             593,313              --             593,313
Gain on sale of licenses                        --                --                --           6,319,600
                                        ------------      ------------      ------------      ------------

Income (loss) from operations             (2,000,620)       (1,365,336)       (6,094,448)        1,950,176
-----------------------------

Other income (expense), net                   60,043           (63,287)           68,787          (261,088)
                                        ------------      ------------      ------------      ------------

Income (loss) before income taxes         (1,940,577)       (1,428,623)       (6,025,661)        1,689,088

Income tax expense (benefit)                    --                --                --                --
                                        ------------      ------------      ------------      ------------

Net income (loss)                       $ (1,940,577)     $ (1,428,623)     $ (6,025,661)     $  1,689,088
-----------------                       ============      ============      ============      ============

Earnings (loss) per share of common
-----------------------------------
   stock - basic                        $      (0.24)     $      (0.20)     $      (0.77)     $       0.24
   -------------                        ============      ============      ============      ============

Earnings (loss) per share of common
-----------------------------------
   stock - diluted                      $      (0.24)     $      (0.20)     $      (0.77)     $       0.24
   ---------------                      ============      ============      ============      ============

Weighted average number of common
   and common equivalent shares
   outstanding - basic                     8,213,726         6,983,556         7,788,656         6,898,381
                                        ============      ============      ============      ============

Weighted average number of common
   and common equivalent shares
   outstanding - diluted                   8,213,726         6,983,556         7,788,656         7,172,985
                                        ============      ============      ============      ============

            See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            ------------------------------
                                                                                                2006              2005
                                                                                            ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net income (loss)                                                                        $ (6,025,661)     $  1,689,088
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                            1,592,342         1,914,932
      Loss on buy-out of capital lease                                                           104,913              --
      Gain on sale of licenses                                                                      --          (6,319,600)
      Gain on extinguishment of purchase commitment                                                 --            (593,313)
      Deferred compensation                                                                       (1,831)          (15,357)
      Unearned purchase discount                                                                    --             (64,754)
      Stock-based compensation                                                                   179,768              --
      Increase in accounts receivable reserves                                                    67,663             9,376
      Changes in assets and liabilities:
        Restricted cash                                                                          473,454          (290,760)
        Accounts receivable                                                                      958,309         1,389,980
        Interest receivable                                                                      (97,575)             --
        Inventories                                                                             (648,393)         (893,744)
        Prepaid expenses and other current assets                                             (1,746,098)          (30,504)
        Accounts payable and accrued liabilities                                                 304,997          (824,800)
        Deposit - related party                                                                  (45,000)          (22,500)
        Advances on contracts in progress                                                      4,387,768          (203,387)
                                                                                            ------------      ------------
             Net cash used in operating activities                                              (495,344)       (4,255,343)
                                                                                            ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Purchase of short-term investments                                                         (7,500,000)             --
   Sale of short-term investments                                                              2,500,000              --
   Proceeds from sale of licenses                                                                   --           6,319,600
   Payment to extinguish purchase commitment                                                        --            (275,000)
   Additions to property and equipment                                                        (1,288,555)         (288.419)
   Restricted cash - long term                                                                      --              17,979
   Increase in intangible and other assets                                                      (237,487)          (20,861)
                                                                                            ------------      ------------
             Net cash provided by (used in) investing activities                              (6,526,042)        5,753,299
                                                                                            ------------      ------------
                                                                                               7,729,594              --
Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of common stock, net of offering costs
   Principal payment and buy-out of capital lease obligations                                   (556,503)         (298,617)
   Principal payment on capital lease obligations - related parties                             (527,037)         (398,210)
   Proceeds from exercise of stock options                                                       284,920         1,234,450
                                                                                            ------------      ------------
             Net cash provided by financing activities                                         6,930,974           537,623
                                                                                            ------------      ------------
                                                                                                                   (90,412)
Net increase (decrease) in cash and cash equivalents                                           2,035,579

Cash and cash equivalents, beginning of period                                                 3,630,163         3,336,867
                                                                                            ------------      ------------
Cash and cash equivalents, end of period                                                    $  3,539,751      $  5,372,446
                                                                                            ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
 Cash paid (received) during the period for:
   Interest                                                                                 $    (77,129)     $     37,899
                                                                                            ============      ============
   Interest - related party                                                                 $    106,713      $    148,821
                                                                                            ============      ============
   Income taxes                                                                             $      4,550      $    150,064
                                                                                            ============      ============

                 See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               September 30, 2006

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

     In the optoelectronics area, the Company provides compound semiconductor foundry services on a merchant basis to customers involved in biomedical/biophotonic instruments, telecommunications and defense applications. Products and services include compound semiconductor wafers, other thin film processes and related device processing and fabrication services. The Company also provides materials testing services and performs services in support of sponsored research into practical applications of optoelectronic technologies.

2.   INTERIM FINANCIAL STATEMENTS

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2006.

     The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2005. As described in Footnote 12, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("Statement 123(R)"), on January 1, 2006.

     Certain prior period amounts have been reclassified to conform with the current presentation.

3.   SHORT-TERM INVESTMENTS

     Short-term investments at September 30, 2006 consist of $5.0 million of certificates of deposit maturing March 31, 2007. Interest receivable on these short-term investments amounted to approximately $98,000 at September 30, 2006, and is classified with other current assets.

4.   FOREIGN CURRENCY EXCHANGE FORWARD CONTRACT

     On September 29, 2006 the Company entered into a foreign exchange forward contract to reduce the short-term effects of foreign currency fluctuations on certain foreign currency payables. Foreign currency exchange transaction and translation losses amounted to approximately $2,000 and gains amounted to approximately $1,000 for the three and nine months ended September 30, 2006, respectively, and losses of approximately $26,000 and approximately $89,000 for the three and nine months ended September 30, 2005, respectively.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

5.   ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

      Net accounts receivable, trade consists of the following:

                                                                       September 30,
                                                                           2006
                                                                       ------------
          Amounts billed                                               $  2,591,521
          Retainage                                                          12,817
          Accrued revenue                                                   320,698
                                                                       ------------
                                                                          2,925,036
          Less:  Allowance for sales returns and doubtful accounts         (254,597)
                                                                       ------------
          Net accounts receivable                                      $  2,670,439
                                                                       ============

          Advances on contracts in progress                            $  6,146,247
                                                                       ============

     Accrued revenue represents revenue recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

     Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $13,000 at September 30, 2006. All other accounts receivable are expected to be collected within one year.

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

6.   INVENTORIES


Inventories consist of the following:

                                                      September 30,
                                                          2006
                                                      ------------

          Raw materials                               $  1,973,589
          Work in process                                1,077,915
          Finished goods                                   257,378
                                                      ------------
                                                      $  3,308,882
                                                      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

7.   EARNINGS (LOSS) PER SHARE

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the periods ended:

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                          -------------------------     -------------------------
                                             2006           2005           2006           2005
                                          ----------     ----------     ----------     ----------
Weighted average number of common
     and common equivalent shares
     outstanding - basic                   8,213,726      6,983,556      7,788,656      6,898,381
Add:  Net additional common shares
     upon  assumed exercise of common
     stock options                              --             --             --          274,604
                                          ----------     ----------     ----------     ----------
Adjusted weighted average number of
     common and common equivalents
     shares outstanding - diluted          8,213,726      6,983,556      7,788,656      7,172,985
                                          ==========     ==========     ==========     ==========

     For the three and nine months ended September 30, 2006, 42,000 and 22,500 shares, respectively, and for the three and nine months ended September 30, 2005, 6,318 and 25,613 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

     In addition, for the three and nine months ended September 30, 2006, 90,483 and 131,569 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position in the periods.

8.   OPERATING SEGMENTS AND RELATED INFORMATION

     The following table presents certain operating division information in accordance with the provisions of FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information".

                                                    Solar           Solar                                           Total
                                                  Equipment        Systems       Biomedical   Optoelectronics      Company
                                                ----------------------------------------------------------------------------
For the three months ended September 30, 2006
Net sales and revenues                          $  1,399,666    $  1,058,507    $  2,537,481    $    798,074    $  5,793,728
Loss from operations                                (887,551)       (308,411)       (175,339)       (629,319)     (2,000,620)

For the three months ended September 30, 2005
Net sales and revenues                          $    907,341    $    115,735    $  2,683,952    $    775,072    $  4,482,100
Income (loss) from operations                       (483,718)        119,541        (385,830)       (615,329)     (1,365,336)

For the nine months ended September 30, 2006
Net sales and revenues                          $  4,305,271    $  1,337,657    $  7,421,081    $  1,997,951    $ 15,061,960
Loss from operations                              (1,768,622)       (905,325)     (1,127,171)     (2,293,330)     (6,094,448)

For the nine months ended September 30, 2005
Net sales and revenues                          $  4,286,656    $  1,691,726    $  7,962,091    $  2,068,258    $ 16,008,731
Income (loss) from operations                      1,769,192        (352,153)      2,369,406      (1,836,269)      1,950,176

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

     Earnings from operations for the solar equipment and biomedical segments include gains on the sale of licenses of $3,319,600 and $3,000,000, respectively, for the nine months ended September 30, 2005. These gains are more fully described in Footnote 14.

     The following table shows net sales and revenues by geographic area (based on customer location):

                        Three Months Ended September 30,                     Nine Months Ended September 30,
                ------------------------------------------------    ------------------------------------------------
                    2006          %           2005          %           2006          %           2005          %
                ------------    ------    ------------    ------    ------------    ------    ------------    ------
Foreign         $  1,774,000        31%   $  1,088,000        24%   $  5,234,000        35%   $  4,365,000        27%
United States      4,020,000        69%      3,394,000        76%      9,828,000        65%     11,644,000        73%
                ------------    ------    ------------    ------    ------------    ------    ------------    ------
                $  5,794,000       100%   $  4,482,000       100%   $ 15,062,000       100%   $ 16,009,000       100%
                ============    ======    ============    ======    ============    ======    ============    ======

     Revenues from contracts with United States government agencies for the three months ended September 30, 2006 and 2005 were $528,000 and $876,000, or 9% and 20% of consolidated net sales and revenues, respectively.

     Revenues from contracts with United States government agencies for the nine months ended September 30, 2006 and 2005 were $1,616,000 and $2,557,000, or 11%
and 16% of consolidated net sales and revenues, respectively.

     Three customers accounted for approximately 36% of the Company's gross sales during the three months ended September 30, 2006 and two customers accounted for approximately 32% of the Company's gross sales for the three months ended September 30, 2005. One customer accounted for approximately 12% of the Company's gross sales during the nine months ended September 30, 2006 and two customers accounted for approximately 26% of the Company's gross sales for the nine months ended September 30, 2005. Three customers represented approximately 39% of trade accounts receivable at September 30, 2006 and one customer represented approximately 10% of trade accounts receivable at September 30, 2005.

9.   INTANGIBLE AND OTHER ASSETS

     Patents amounted to $82,498 net of accumulated amortization of $626,281, at September 30, 2006. Licenses amounted to $189,345, net of accumulated amortization of $135,655 at September 30, 2006. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $551,992 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date. Estimated amortization expense for the periods ending December 31, is as follows:

                 Amortization
                     Year                                        Expense
          ----------------------------                          ---------

          2006 - fourth quarter                                 $  55,552
          2007                                                    210,325
          2008                                                    183,278
          2009                                                    142,537
          2010 and beyond                                         232,143
                                                                ---------
                                                                $ 823,835
                                                                =========

     Also included in other assets are $17,067 of refundable deposits and other assets.

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

10.  AVAILABLE-FOR-SALE INVESTMENTS

     Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                                       September 30,
                                                            2006
                                                        -----------

          Equity investments                             $ 588,912
          Government bonds                                 222,653
          Cash and money market funds                      498,398
                                                        -----------
                                                        $ 1,309,963
                                                        ===========

     These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of September 30, 2006, the net unrealized income on these marketable securities was approximately $23,000.

11.  NOTES PAYABLE AND CREDIT ARRANGEMENTS

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 26, 2007. The Agreement provides Standby Letter of Credit Guarantees for foreign and domestic customers, which are 100% secured with cash. At September 30, 2006, the Company had approximately $452,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate, as determined, plus 1/2% (8.75% at September 30, 2006.) At September 30, 2006, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At September 30, 2006, the Company was in compliance with its financial reporting requirements and cash balance covenants.

12.  STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Statement 123(R) using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $61,000 and $180,000 for the three and nine months ended September 30, 2006. For the three months ended September 30, 2006, approximately $48,000 of stock compensation expense was charged to selling, general and administrative expenses and approximately $13,000 was charged to cost of sales. For the nine months ended September 30, 2006, approximately $142,000 of stock compensation expense was charged to selling, general and administrative expenses and $38,000 was charged to cost of sales. Compensation expense related to stock options to be charged in future periods amounts to approximately $739,000 at September 30, 2006, which the Company expects to expense through June 2011.

     Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions for Accounts Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by Statement 123. In accordance with APB 25 no compensation cost was required to be recognized for options

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

     Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience. Based on an analysis of the Company's historical data, the Company applied 12% and 13% forfeiture rates to stock options outstanding in determining its Statement 123(R) stock compensation expense for the three and nine months ended September 30, 2006, respectively, which it believes is a reasonable forfeiture estimate for the periods. In the Company's pro forma information required under Statement 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

     The Company has one employee stock option plan: the 1996 Equity Incentive Plan. This plan was approved by stockholders and provides that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock, or in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

     A summary of award activity under this plan as of September 30, 2006 and changes during the nine month period is as follows:

                                                    Number of   Weighted-Average
                                                     Shares      Exercise Price
                                                   ----------      ----------
        Options outstanding at December 31, 2005      406,314      $     4.38
           Granted                                     35,750      $     7.92
           Exercised                                  (53,750)     $     5.30
           Cancelled/expired                          (21,062)     $     5.67
                                                   ----------      ----------
        Options outstanding at September 30, 2006     367,252      $     4.52
                                                   ----------      ----------

        Options exercisable at September 30, 2006     206,012      $     3.72
                                                   ----------      ----------

     The options outstanding and exercisable at Septmber 30, 2006 were in the following exercise price ranges:

                                    Options Outstanding                               Options Exercisable
                  ------------------------------------------------------     --------------------------------------
                                   Weighted
                                   -Average       Weighted-                                 Weighted-
                    Number         Remaining       Average     Aggregate       Number        Average      Aggregate
   Range of        of Shares      Contractual    Exercise      Intrinsic      of Shares     Exercise      Intrinsic
Exercise Price    Outstanding        Life          Price         Value       Exercisable      Price         Value
---------------   -----------     -----------    ----------    ---------     -----------    ---------     ---------
$1.78 to $ 3.87       44,374      3.48 years       $2.32       $ 208,618        43,874       $ 2.31       $ 206,458
$3.88 to $ 3.90      116,746       5.11years       $3.90         364,635       116,746       $ 3.90         364,635
$3.91 to $ 4.90      145,695      7.79 years       $4.33         391,498        39,450       $ 4.24         109,548
$4.91 to $ 6.36       12,187      8.26 years       $6.06          11,724         4,377       $ 5.96           4,632
$6.37 to $10.74       48,250      9.54 years       $8.22              --         1,565       $10.74              --
                  -----------                                  ---------     -----------                  ---------
                     367,252      6.66 years       $4.52       $ 976,475       206,012       $ 3.72       $ 685,273
                  -----------                                  ---------     -----------                  ---------

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

     The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's closing stock price of $7.02 as of September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was approximately $18,000 and $184,000, respectively.

     The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement 123 to stock-based employee compensation for the three and nine month periods ended September 30, 2005. Since stock-based compensation expense for the three and nine months ended September 30, 2006 was calculated and recorded under the provisions of Statement 123(R), no pro forma disclosure for that period is presented.

                                                                            Three Months Ended     Nine Months Ended
                                                                            September 30, 2005     September 30, 2005
                                                                               -------------          -------------
Net income (loss), as reported                                                 $  (1,428,623)         $   1,689,088
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards net of related tax effects           (81,416)              (240,073)
                                                                               -------------          -------------

Pro forma net income (loss)                                                    $  (1,510,039)         $   1,449,015
                                                                               =============          =============

Earnings per share:
      Basic - as reported                                                      $       (0.20)         $        0.24
                                                                               =============          =============
      Basic - pro forma                                                        $       (0.22)         $        0.21
                                                                               =============          =============

      Diluted - as reported                                                    $       (0.20)         $        0.24
                                                                               =============          =============
      Diluted - pro forma                                                      $       (0.22)         $        0.20
                                                                               =============          =============

     The per-share weighted-average fair value of stock options granted during the three months and nine months ended September 30, 2006 was $2.70 and $3.71, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                   Expected              Risk-Free              Expected                Expected
   Year         Dividend Yield         Interest Rate          Option Life          Volatility Factor
----------   --------------------   -------------------    -----------------    -----------------------

   2006               --                     4.8%                6.5 years               47.8%
   2005               --                     4.3%                  5 years               77.4%

     For the three and nine months ended September 30, 2006, 11,250 and 35,750 stock options were granted.

13.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) includes certain changes in equity that are excluded from net earnings (loss) and consists of the following:

                                                  For the Three Months Ended          For the Nine Months Ended
                                                         September 30,                       September 30,
                                                ------------------------------      ------------------------------
                                                    2006              2005              2006              2005
                                                ------------      ------------      ------------      ------------
Net income (loss)                               $ (1,940,577)     $ (1,428,623)     $ (6,025,661)     $  1,689,088
Other comprehensive loss:
   Net unrealized gain (loss) on available
     for sale marketable securities, net of
     tax                                              30,126             8,050            (1,831)          (15,357)
                                                ------------      ------------      ------------      ------------
Total comprehensive income (loss)               $ (1,910,451)     $ (1,420,573)     $ (6,027,492)     $  1,673,731
                                                ============      ============      ============      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

14.  SALE OF LICENSES

     On May 26, 2005, the Company entered into a global consortium agreement (the "Agreement") with Nisshinbo Industries, Inc. ("Nisshinbo") for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Nisshinbo's prior relationship with Spire was as a sub-licensee of Marubeni Corporation with whom the Company had a license arrangement that was originally signed in 1997, extended in 2003, and terminated in May 2005. Nisshinbo's role as sub-licensee was to manufacture equipment for Marubeni to sell to the Japanese market based upon the Company's proprietary technology. Under the terms of the Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment on a semi-exclusive basis for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but are not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. The companies may share market costs such as product collateral and trade show expenses. It may also collaborate on sales leads and have the other company manufacture and service its equipment in the field. Both companies have reciprocal rights to participate in the other company's R&D efforts on a going-forward basis. Nisshinbo can request the Company to further develop a technology but Nisshinbo must (a) share in the costs of these development efforts equally with the Company (and thereafter have joint ownership) otherwise the Company will own the technology under a partial contribute or no participation by Nisshinbo with the Company receiving a royalty from Nisshinbo if it utilizes the technology. At the end of the license all non-jointly owned technology developed under the Agreement will revert back to the owner, with the other party being required to purchase a new license based upon the fair market value of that technology in order to continue to utilize the technology.

     On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company determined that the Nisshinbo Agreement contains multiple elements consisting of (1) the granting of a license to utilize the Company's technology and (2) the semi-exclusive right to utilize the technology for a period of 10 years. The Company believes the granting of the license meets the criteria of Emerging Issues Task Force ("EITF") 00-21, "accounting for revenue arrangements with multiple elements", paragraph 9(a), as the license to utilize the technology has value to Nisshinbo on a stand-alone basis. Further, Question 1 to Securities and Exchange Commission ("SEC") staff accounting bulletin Topic 13A-3f "Nonrefundable up-front fees", was directly considered as guidance for determining if the upfront fee under the Nisshinbo Agreement should be recognized upon the signing of contract or recognized over the term of the license. It is the Company's belief that a separate earnings process was complete as Nisshinbo was purchasing access to utilize technology it already had in its possession; therefore, recognition of the gain on the sale was appropriate. The Company has determined the fair value of the license and royalty based on an appraisal. As a result, a $3,319,600 gain was recognized as a gain on sale of license in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005. The balance of $350,000 was determined to represent an advanced royalty payment and was recorded as an advance on contracts in progress. This amount is being credited as royalty income over the ten year license period on a straight line basis.

15.  PRIVATE PLACEMENT OF EQUITY

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

     Under the terms of the Stock Purchase Agreements, the Company was obligated to file a registration statement on Form S-3 with the SEC registering the resale of the shares of common stock sold. The Company filed the Form S-3 on May 3, 2006 and the SEC declared it effective on May 12, 2006. In the event that this registration statement ceases to be effective and available to the investors for an aggregate period of 30 days in any 12 month period, the Company must pay liquidated damages starting on the 61st day (in the aggregate) of any suspensions in any 12 month period, and each 30th day thereafter until the suspension is terminated an amount equal to 1% of the aggregate purchase price paid by the investors. However, the Company is not obligated to pay liquidation damages on shares not owned by the investors at the time of the suspension or shares that are tradable under Rule 144(k). The Company reviewed EITF 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK", and EITF 05-04, "THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF ISSUE NO. 00-19", to determine if these liquidation damages provisions

                       SPIRE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                               SEPTEMBER 30, 2006

require a portion of the equity raised needs to be accounted under FASB statement No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("statement 133"). It determined that the liquidated damages provisions did not require treatment under statement 133 and therefore will treat all of the funds raised under these agreements as additions to permanent equity.

16.  MANUFACTURING AGREEMENT WITH PRINCIPIA LIGHTWORKS, INC.

     On August 29, 2006, the Company's wholly owned subsidiary, Bandwidth Semiconductor, LLC ("Bandwidth"), entered into a five-year manufacturing agreement in which it will be the exclusive supplier to Principia Lightworks, Inc. ("Principia"), of semiconductor wafers, enabling Principia, a Woodland Hills, California firm, to begin high volume production of its patented device, an electron beam pumped vertical cavity surface emitting laser ("eVCSEL") as a light source for production display applications, including rear-projection consumer televisions. Bandwidth will manufacture epitaxial wafers which will be further processed by Principia to produce red, blue, and green colored lasers.

     Under the terms of this agreement, Bandwidth will be producing III/V and II/VI wafers for Principia with full production expected to start in mid 2007. Bandwidth will begin the scale-up of its existing metalorganic chemical vapor deposition ("MOCVD") and related processing facilities to satisfy Principia's requirements. Principia made an up-front payment for nonrecurring engineering and facility access costs and, in addition, will make monthly facility availability payments throughout the term of the agreement. The first eighteen months of the facility availability payments have been secured by a pledge of Principia common equity which shall be returned after eighteen months upon receipt of the monthly payments. The Company reviewed FASB statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and extinguishments of debt", and determined that the Company shall not recognize the pledged shares and only will recognize if Principia defaults under the terms of the agreement. Principia has no right of repayment with respect to these payments. Bandwidth has an obligation to purchase and qualify MOCVD equipment to manufacture the wafers and make available the facility for Principia's manufacturing needs for a period of 5 years. Upon qualification, Principia has an obligation to purchase a minimum quantity of wafers for the first two years of the Agreement. A fixed price has been established for each wafer produced with some discounting contingent upon Principia committing to certain volume commitments. Until Bandwidth qualifies the new equipment, it will defer the revenue recognition of any advance payments related to the facility preparation and availability. Bandwidth shall have full ownership of the equipment and may utilize any excess capacity for other customers. In September, 2006, the Company entered into a purchase order with a manufacturer of MOCVD equipment. Although the Company will be committing capital resources to complete the scale-up, it anticipates the up-front payment plus the monthly payments will be sufficient to meet its capital requirements under the agreement. Providing the parties meet their respective obligations over the term of the Agreement, no net outlay of capital will be needed.

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

     In the optoelectronics area, the Company provides compound semiconductor foundry services on a merchant basis to customers involved in biomedical/biophotonic instruments, telecommunications and defense applications. Products and services include compound semiconductor wafers, other thin film processes and related device processing and fabrication services. The Company also provides materials testing services and performs services in support of sponsored research into practical applications of optoelectronic technologies.

     Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 35% of net sales and revenues for the nine months ended September 30, 2006, continue to constitute a significant portion of the Company's net sales and revenues.

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $61,000 and $180,000 for the three and nine months ended September 30, 2006, respectively.

RESULTS OF OPERATIONS
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                  -------------------       -------------------
                                                   2006         2005         2006         2005
                                                  ------       ------       ------       ------
Net sales and revenues                               100%         100%         100%         100%
Cost of sales and revenues                           (88)         (81)         (88)         (85)
                                                  ------       ------       ------       ------
   Gross profit                                       12           19           12           15
Selling, general and administrative expenses         (43)         (53)         (49)         (39)
Internal research and development                     (4)          (9)          (4)          (7)
Gain on extinguishment of purchase commitment       --             13         --              4
Gain on sale of licenses                            --           --           --             39
                                                  ------       ------       ------       ------
   Income (loss) from operations                     (35)         (30)         (41)          12
Other income (expense), net                            1           (2)           1           (2)
                                                  ------       ------       ------       ------
   Income (loss) before income taxes                 (34)         (32)         (40)          10
Income tax expense                                  --           --           --           --
                                                  ------       ------       ------       ------
   Net income (loss)                                 (34%)        (32%)        (40%)         10%
                                                  ======       ======       ======       ======

OVERALL

     The Company's total net sales and revenues for the nine months ended September 30, 2006 ("2006") decreased 6% compared to the nine months ended September 30, 2005 ("2005"). The decrease was primarily attributable to a decrease in funded research and development activities, including research and development activities associated with a cost sharing agreement with the Department of Energy National Renewable Energy Laboratory ("NREL").

SOLAR EQUIPMENT UNIT

     Sales in the Company's solar equipment unit increased less than 1% during 2006 as compared to 2005 primarily due to an increase in the volume and timing of the delivery of customer orders.

SOLAR SYSTEMS UNIT

     Sales in the Company's solar systems unit decreased 21% during 2006 as compared to 2005 primarily due to the volume and timing of the delivery of customer orders.

BIOMEDICAL BUSINESS UNIT

     Revenues of the Company's biomedical business unit decreased 7% during 2006 as compared to 2005 as a result of a 28% decrease in revenue from Spire's research and development activities and a 3% decrease in sales of medical devices, partially offset by a 6% increase in biomedical processing services revenue.

OPTOELECTRONICS BUSINESS UNIT

     Sales in the Company's optoelectronics business unit decreased 3% during 2006 primarily due to the timing of contract completion and a decrease in the size and dollar value of customers' orders.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE AND NINE MONTHS
--------------------------------------------------------------------------------
ENDED SEPTEMBER 30, 2005 NET SALES AND REVENUES
-----------------------------------------------

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                                          Three Months Ended
                                                            September 30,                   Increase/(Decrease)
                                                    -----------------------------     ------------------------------
                                                        2006             2005              $                 %
                                                    ------------     ------------     ------------      ------------
Contract research, service and license revenues     $  2,764,000     $  3,173,000     $   (409,000)              (13%)
Sales of goods                                         3,030,000        1,309,000        1,721,000               131%
                                                    ------------     ------------     ------------
   Net sales and revenues                           $  5,794,000     $  4,482,000     $  1,312,000                29%
                                                    ============     ============     ============

     The 13% decrease in contract research, service and license revenues for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is primarily attributable to a decrease in revenues from research and development activities partially offset by a 3% increase in revenues from Bandwidth foundry services. Revenues from biomedical research and development activities decreased 30% in 2006 as compared to 2005 primarily due to a decrease in the number of contracts associated with funded research and development activities, and a 41% decrease in revenue from government funded research and development activities associated with a cost sharing agreement with NREL.

     The 131% increase in sales of goods for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily due to increases in solar equipment and solar systems revenues and, to a lesser extent, an increase in biomedical product sales. Solar equipment and solar system revenues increased 149% and 815%, respectively, as compared to 2005 primarily due to the volume and timing of the delivery of customer orders. Biomedical product sales increased 12% in 2006 as compared to 2005 as a result of increased demand for Spire's line of hemodialysis catheters.

     The following table categorizes the Company's net sales and revenues for the periods presented:

                                                          Nine Months Ended
                                                            September 30,                   Increase/(Decrease)
                                                    -----------------------------     ------------------------------
                                                        2006             2005              $                 %
                                                    ------------     ------------     ------------      ------------
Contract research, service and license revenues     $  7,877,000     $  8,715,000     $   (838,000)              (10%)
Sales of goods                                         7,185,000        7,294,000         (109,000)               (1%)
                                                    ------------     ------------     ------------
   Net sales and revenues                           $ 15,062,000     $ 16,009,000     $   (947,000)               (6%)
                                                    ============     ============     ============

     The 10% decrease in contract research, service and license revenues for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 is primarily attributable to a decrease in research and development activities partially offset by increases in biomedical processing services. Revenues from Spire's research and development activities decreased 32% in 2006 as compared to 2005 primarily due to a decrease in the number of contracts associated with funded research and development and a decrease in revenue from activities associated with our cost sharing agreement with NREL. Revenues from biomedical processing services increased 6% in 2006 compared to 2005 due to the timing and delivery of customer orders.

     The 1% decrease in sales of goods for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to decreases in solar systems revenues and biomedical product sales, partially offset by an increase in solar equipment revenues. Solar systems revenues decreased 21% in 2006 as compared to 2005 due to the timing of the delivery of customer orders, and biomedical product sales decreased 3% in 2006 as compared to 2005 as a result of a reduction in product trials by prospective customers for Spire's line of hemodialysis catheters. Solar equipment revenues increase 9% in 2006 as compared to 2005 due to the timing of the delivery of customer orders.

COST OF SALES AND REVENUES

     The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                Three Months Ended September 30,                Increase/(Decrease)
                                      --------------------------------------------------      -----------------------
                                          2006           %            2005           %             $              %
                                      ------------     -----      ------------     -----      ------------      -----
Cost of contract research,
   services and licenses              $  2,120,000        77%     $  2,360,000        74%     $   (240,000)       (10%)
Cost of goods sold                       2,984,000        98%        1,269,000        97%        1,715,000        135%
                                      ------------                ------------                ------------
   Net cost of sales and revenues     $  5,104,000        88%     $  3,629,000        81%     $  1,475,000         41%
                                      ============                ============                ============

     The $240,000 (10%) decrease in cost of contract research and service revenues in 2006 is primarily due to a 43% decrease in costs from Spire's research and development activities associated with its decreased revenues, and a 9% decrease in biomedical processing service costs, partially offset by a 1% increase in the costs of sales of the Company's optoelectronics business unit, due to an increase in direct costs resulting from a 3% increase in optoelectronics revenues and changes in its product mix in 2006 versus 2005.

     The $1,715,000 (135%) increase in cost of goods sold is primarily due to a 131% increase in sales of goods. The increase in cost of goods sold as a percentage of revenue is the result of higher absorption of indirect costs over a decreased revenue base and a shift in product mix.

   The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                Nine Months Ended September 30,                      Decrease
                                      --------------------------------------------------      -----------------------
                                          2006           %            2005           %             $              %
                                      ------------     -----      ------------     -----      ------------      -----
Cost of contract research, services
and licenses                          $  6,625,000        83%     $  6,635,000        76%     $    (10,000)      --
Cost of goods sold                       6,678,000        94%        6,980,000        96%         (302,000)        (4%)
                                      ------------                ------------                ------------
   Net cost of sales and revenues     $ 13,303,000        88%     $ 13,615,000        85%     $   (312,000)        (2%)
                                      ============                ============                ============

     The $10,000 (less than 1%) decrease in cost of contract research and service revenues in 2006 is primarily due to a a 42% decrease in costs from Spire's research and development activities associated with its decreased revenues, offset by a 14% increase in the costs of sales of the Company's optoelectronics business unit, due to an increase in direct costs resulting from changes in its product mix in 2006 versus 2005.

   The $302,000 (4%) decrease in cost of goods sold is primarily due to a 2% decrease in sales of goods, and a decrease in direct costs in our biomedical product lines. These changes in costs as a percentage of revenue resulted from changes in product mix.

OPERATING EXPENSES

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

                                                Three Months Ended September 30,                Increase/(Decrease)
                                      --------------------------------------------------      -----------------------
                                          2006           %            2005           %             $              %
                                      ------------     -----      ------------     -----      ------------      -----
Selling, general and administrative   $  2,496,000        43%     $  2,400,000        54%     $     96,000          4%
Internal research and development          194,000         3%          412,000         9%         (218,000)       (53%)
                                      ------------                ------------                ------------
   Operating expenses                 $  2,690,000        46%     $  2,812,000        63%     $   (122,000)        (4%)
                                      ============                ============                ============

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     --------------------------------------------

     Selling, general and administrative expenses for the three months ended September 30, 2006 increased by approximately $96,000. The increase was primarily due to increased costs associated with sales and marketing efforts throughout all of our product lines, ongoing litigation matters, increased facility related costs, loss from a buy-out of a capital lease, and stock option compensation costs. The decrease in selling, general and administrative expenses as a percentage of sales and revenues is primarily due to the increase in sales and revenue.

     INTERNAL RESEARCH AND DEVELOPMENT
     ---------------------------------

     The decrease in research and development costs was primarily a result of the Company's reduced effort in its cost-sharing contract with the NREL.

     The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

                                                Nine Months Ended September 30,                 Increase/(Decrease)
                                      --------------------------------------------------      -----------------------
                                          2006           %            2005           %             $              %
                                      ------------     -----      ------------     -----      ------------      -----
Selling, general and administrative   $  7,306,000        49%     $  6,287,000        39%     $  1,019,000         16%
Internal research and development          547,000         3%        1,070,000         7%         (523,000)       (49%)
                                      ------------                ------------                ------------
   Operating expenses                 $  7,853,000        52%     $  7,357,000        46%     $    496,000          7%
                                      ============                ============                ============

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     --------------------------------------------

     The 16% increase in selling, general and administrative expenses was primarily due to increased costs associated with sales and marketing efforts throughout all of our product lines, ongoing litigation matters, loss from a buy-out of a capital lease, increased facility related costs, and stock option compensation costs. The increase in selling, general and administrative expenses as a percentage of sales and revenues was primarily due to the decrease in sales and revenues.

     INTERNAL RESEARCH AND DEVELOPMENT
     ---------------------------------

     The 49% decrease in research and development costs, and the decrease in research and development expenses as a percentage of sales and revenues, was primarily a result of the Company's reduced effort in its cost-sharing contract with NREL.

OTHER EXPENSE, NET

     The Company earned approximately $98,000 and approximately $25,000 of interest income for the three months ended September 30, 2006 and 2005, respectively. The Company incurred interest expense of approximately $36,000 and approximately $62,000 for the three months ended September 30, 2006 and 2005, respectively. The increase in interest income is due to interest earned on investments made with the net proceeds of approximately $7.7 million received from the private placement of common equity in April 2006. The decrease in interest expense is primarily associated with lower interest incurred on capital leases associated with the semiconductor foundry. In addition, the Company recognized approximately $2,000 and approximately $26,000 in currency translation loss for the three months ended September 30, 2006 and 2005, respectively, associated with cash maintained in a Japanese Yen account.

     The Company earned approximately $192,000 and approximately $43,000 of interest income for the nine months ended September 30, 2006 and 2005, respectively. The Company incurred interest expense of approximately $124,000 and approximately $215,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in interest income is due to interest earned on investments made with the net proceeds of approximately $7.7 million received from the private placement of common equity in April 2006. The decrease in interest expense is primarily associated with lower interest incurred on capital leases associated with the semiconductor foundry.

     In addition, the Company recognized approximately $1,000 in currency translation income and approximately $89,000 of currency transaction loss for the nine months ended September 30, 2006 and 2005, respectively, associated with cash maintained in a Japanese Yen account.

INCOME TAXES

     The Company did not record an income tax benefit for the three and nine months ended September 30, 2006, or an income tax provision for the three and nine months ended Septmber 30, 2005. A valuation allowance has been provided against the current period tax benefit due to uncertainly regarding the realization of the net operating loss in the future.

NET INCOME (LOSS)

     The Company reported a net loss for the three months ended September 30, 2006 of approximately $1,941,000, compared to net loss of approximately $1,429,000 in 2005. The increase in net loss in 2006 versus 2005 is primarily due to a gain recorded on the extinguishment of a purchase commitment in 2005 in the amount of approximately $593,000.

     The Company reported a net loss for the nine months ended September 30, 2006 of $6,026,000, compared to net income of approximately $1,689,000 in 2005. The decrease in net income in 2006 versus 2005 is primarily due to gains on the sale of licenses in 2005 of approximately $6.3 million, and to a lesser extent, decreased sales and increased selling, general and administrative expenses in 2006 versus 2005, and a gain recorded on the extinguishment of a purchase commitment in 2005 in the amount of approximately $593,000.

LIQUIDITY AND CAPITAL RESOURCES

                                                                       Increase/(Decrease)
                                   September 30,    December 31,     ------------------------
                                       2006             2005              $               %
                                   ------------     ------------     ------------       -----
     Cash and cash equivalents     $  3,540,000     $  3,630,000     $    (90,000)        (2%)
     Working capital               $  8,363,000     $  5,270,000     $  3,093,000         59%

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

     The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 26, 2007. The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At September 30, 2006, the Company had approximately $452,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate as determined plus 1/2% (8.75% at September 30, 2006.) At September 30, 2006, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At September 30, 2006, the Company was in compliance with its financial reporting requirements and cash balance covenants.

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

     At September 30, 2006, the Company's accumulated deficit was approximately $7,631,000, compared to accumulated deficit of approximately $1,605,000 as of December 31, 2005.

     Under the terms of the Stock Purchase Agreements, the Company was obligated to file a registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC") registering the resale of the shares of common stock sold. The Company filed the Form S-3 on May 3, 2006 and the SEC declared it effective on May 12, 2006. In the event that this registration statement ceases to be effective and available to the investors for an aggregate period of 30 days in any 12 month period, the Company must pay liquidated damages starting on the 61st day (in the aggregate) of any suspensions in any 12 month period, and each 30th day thereafter until the suspension is terminated an amount equal to 1% of the aggregate purchase price paid by the investors. However, the Company is not obligated to pay liquidation damages on shares not owned by the investors at the time of the suspension or shares that are tradable under Rule 144(k). The Company reviewed Emerging Issues Task Force ("EITF") 00-19: ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK, and EITF 05-04: THE EFFECT OF A LIQUIDATED DAMAGES CLAUSE ON A FREESTANDING FINANCIAL INSTRUMENT SUBJECT TO EITF ISSUE NO. 00-19, to determine if these liquidation damages provisions require a portion of the equity raised needs to be accounted under Financial Accounting Standards ("FAS") No. 133:
ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. It determined that the liquidated damages provisions did not require treatment under FAS No. 133 and therefore will treat all of the funds raised under these agreements as additions to permanent equity.

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

FOREIGN CURRENCY FLUCTUATION
----------------------------

     The Company sells only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Therefore the Company is not directly affected by foreign exchange fluctuations on its current orders. However, fluctuations in foreign exchange rates do have an effect on the Company's customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets. The Company received Japanese yen in exchange for the sale of a license to its solar technology. In addition, purchases made and royalties received under the Company's Consortium Agreement from its Japanese partner will be in Japanese yen, and the Company purchases goods in currencies other than U.S. dollars. In September 2006 the Company entered into a foreign exchange forward contract to reduce the short-term effects of foreign currency fluctuations for these transactions. The Company does not believe that foreign exchange fluctuations will materially affect its operations.

RELATED PARTY TRANSACTIONS
--------------------------

     The Company subleased 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leased the building from SPI-Trust, a Trust of which Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company, is the sole trustee and principal beneficiary. The 1985 sublease originally was for a period of ten years, was extended for a five-year period expiring on November 30, 2000 and was further extended for a five-year period expiring on November 30, 2005. The sublease agreement provided for minimum rental payments plus annual increases linked to the consumer price index. Effective December 1, 2005, the Company entered into a two-year Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust. The Company assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. The Company believes that the terms of the Lease Extension are commercially reasonable. Rent expense under the Lease Extension for the three and nine months ended September 30, 2006 was approximately $310,000 and $931,000, respectively . No amounts were due from SPI-Trust as of September 30, 2006 for building related costs.

     In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos Lightwave, Inc. (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($236,250 as of September 30, 2006.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the nine months ended September 30, 2006, interest expense was approximately $107,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) is as follows:

                                      Rate Per                                         Security
               Year                 Square Foot    Annual Rent       Monthly Rent       Deposit
     ---------------------------    -----------    -------------     ------------    -------------
     June 1, 2003 - May 31, 2004          $6.00        $ 540,000         $45,000        $135,000
     June 1, 2004 - May 31, 2005           7.50          675,000          56,250         168,750
     June 1, 2005 - May 31, 2006           8.50          765,000          63,750         191,250
     June 1, 2006 - May 31, 2007          10.50          945,000          78,750         236,250
     June 1, 2007 - May 31, 2008          13.50        1,215,000         101,250         303,750
                                                   -------------
                                                      $4,140,000
                                                   -------------

     At September 30, 2006, approximately $942,000 and $778,000 are reflected as the current and long-term portions of capital lease obligation - related party, respectively, in the consolidated balance sheet.

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

     The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the nine months ended September 30, 2006, is as follows:

                                      Rebates        Returns          Total
                                   ------------    ------------    ------------

     Balance - December 31, 2005   $     91,600    $     19,100    $    110,700
        Provision                       277,556          12,835         290,391
        Utilization                    (262,456)        (18,335)       (280,791)
                                   ------------    ------------    ------------
     Balance - September 30, 2006  $    106,700    $     13,600    $    120,300
                                   ============    ============    ============

        o   Credits for rebates are recorded in the month of the actual sale.
        o Credits for returns are processed when the actual merchandise is received by the Company.
        o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

     The reserve percentage has been approximately 13% to 15% of inventory held by distributors over the last two years. The Company performs various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors covered by sales incentive programs was approximately $751,000 at September 30, 2006.

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

STOCK-BASED COMPENSATION

     On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $61,000 and $180,000 for the three and nine months ended September 30, 2006, respectively.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET
---------------------------------------------------------------------
ARRANGEMENTS
------------

     The following table summarizes the Company's gross contractual obligations at September 30, 2006 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                         Payments Due by Period
                                     --------------------------------------------------------------
                                                  Less than      2 - 3        4 - 5      More Than
     Contractual Obligations            Total       1 Year       Years        Years       5 Years
----------------------------------   ----------   ----------   ----------   ----------   ----------
PURCHASE OBLIGATIONS                 $8,847,000   $8,793,000   $   54,000   $     --           --

CAPITAL LEASES:
  Related party capital lease         1,834,000    1,035,000      799,000         --           --

OPERATING LEASES:
  Unrelated party operating leases   $  262,000   $  126,000   $  136,000   $     --           --
  Related party operating lease       1,449,000    1,242,000      207,000         --           --

     Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

     Capital lease obligations outlined above include both the principal and interest components of these contractual obligations.

     At September 30, 2006, the Company maintained a Japanese yen account that held approximately JPY 14,819,000 (approximately $125,000). Total currency translation loss for the three months and currency translation income for the nine months ended September 30, 2006 of approximately $2,000 and $1,000, respectively, is reflected in other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

     Outstanding letters of credit totaled approximately $389,000 at September 30, 2006. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007.

ITEM 3.      CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
------------------------------------------------

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer and Treasurer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Furthermore, management considered certain matters deemed by the Company's independent auditors to constitute a material weakness in the Company's internal control over financial reporting described below. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer and Treasurer concluded that as of September 30, 2006, due to the material weakness in internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

     However, VCC also noted that improvements still need to be made in the reconciliation and documentation and information flow processes. In particular, the Company lost several key individuals who were integral to the accounting department in general and the closing process specifically. While the finance group was able to close the books and analyze the accounts on a timely basis, the staff was resource constrained and the established controls, policies and procedures could not be fully implemented during the year end close. The Company supplemented the staff with outside assistance and the Chief Financial Officer and Treasurer assumed various review roles. However, VCC noted that the finance department will not be alleviated and control structure improved until such time as the full finance team is assembled.

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

     The Company concurs with VCC's findings noted above and is continuing to make changes in its internal controls and procedures. Unfortunately, the Company was operating without a Controller, Assistant Controller and Senior Cost Accountant during the latter half of 2005. These positions are critical to the oversight and review of the finance group's output. As VCC noted, the Company supplemented those functions through the use of outside consultants and through the Chief Financial Officer and Treasurer assuming certain review roles. Unfortunately, this weakens the internal control structure as the review process is compressed and streamlined. With the recent resignation and replacement of the Chief Financial Officer and Treasurer, this internal control structure has been additionally weakened. The Company was able to close the books and analyze the accounts on a relatively timely basis by having certain roles formally performed by the Chief Financial Officer and Treasurer be performed by outside consultants. The Company has hired a Senior Cost Accountant and did benefit from having its Assistant Controller position filled during the second and third quarters of 2006. The Company has had difficulty recruiting a full time Controller. In view of the recent change in the Chief Financial Officer and Treasurer position, the Company now plans to have the Controller assume the additional position of Chief Accounting Officer. It is actively searching for a replacement. The Company has made significant strides in its monthly closing processes and expects that its internal controls will improve once a full finance staff is in place.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

     Except as noted below, there was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

     On May 14, 2006, the Company's Chief Financial Officer and Treasurer resigned. The Company has since filled the Chief Financial Officer and Treasurer role internally and is actively seeking a Controller who will take on the additional position of Chief Accounting Officer. Until this position is filled the Company will rely on outside consultants to provide aid to the Chief Financial Officer and Treasurer in maintaining the internal control structure and with SEC filings.

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

     During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claims one of the Company's catheter products induces and contributes to infringement when medical professionals insert it. The Company has responded to the complaint denying all allegations and has filed certain counterclaims. The discovery process in this case has continued and is nearly complete. The Company filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office ("USPTO") which failure has remained uncorrected. On August 4, 2006, the Court granted the Company's motion and dismissed this lawsuit without prejudice. Plaintiffs applied to revive the applicable patent, which application was granted by the USPTO in August, 2006. Plaintiffs refiled their lawsuit against the Company in September, 2006. The Company has filed its answer and resumed its defense. Based on information presently available to the Company, the Company believes that it does not infringe any valid claim of the plaintiff's patent and that, consequently, it has meritorious legal defenses with respect to this action in the event it were to be reinstated.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.      OTHER INFORMATION

        None.

ITEM 6.      EXHIBITS

     10(s) Manufacturing Agreement, dated August 29, 2006, by and between Bandwidth Semiconductor, LLC, a wholly owned subsidiary of Spire ("Bandwidth"), and Principia Lightworks, Inc. ("Principia").*

     31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

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

     * Portions of this Exhibit have been omitted pusuant to a request for confidential treatment.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Spire Corporation


Dated: November 14, 2006             By: /s/ Roger G. Little
                                         --------------------------------------
                                         Roger G. Little
                                         Chairman of the Board, Chief Executive
                                         Officer and President

Dated: November 14, 2006             By: /s/ Christian Dufresne
                                         --------------------------------------
                                         Christian Dufresne
                                         Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


 Exhibit                           Description
 -------                           -----------

10(s) Manufacturing Agreement, dated August 29, 2006, by and between Bandwidth Semiconductor, LLC, a wholly owned subsidiary of Spire ("Bandwidth"), and Principia Lightworks, Inc. ("Principia").*

31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

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

* Portions of this Exhibit have been omitted pusuant to a request for confidential treatment.