Form 10-Q
period 2007-03-31
SPIRE CORP
filed 2007-05-15
CIK 731657

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007; or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______


                         Commission file number: 0-12742


                                SPIRE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                         04-2457335
          -------------                                         ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)


                                ONE PATRIOTS PARK
                        BEDFORD, MASSACHUSETTS 01730-2396
                        ---------------------------------
                    (Address of principal executive offices)


                                  781-275-6000
                                  ------------
               (Registrant's telephone number including area code)


        Indicate by "X" whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an electronic filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The number of shares of the registrant's common stock outstanding as of May 1, 2007 was 8,189,663:
================================================================================

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I.  FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006  ........  1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three Months Ended March 31, 2007and 2006 ..................................................  2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Three Months Ended March 31,2007 and 2006  .................................................  3

         Notes to Unaudited Condensed Consolidated Financial Statements  ....................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  ............  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .......................................  18

Item 4.  Controls and Procedures  ..........................................................................  18


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  ................................................................................  19

Item 1A. Risk Factors  .....................................................................................  19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  ......................................  19

Item 3.  Defaults Upon Senior Securities  ..................................................................  19

Item 4.  Submission of Matters to a Vote of Security Holders  ..............................................  19

Item 5.  Other Information  ................................................................................  19

Item 6.  Exhibits  .........................................................................................  19

         Signatures  .......................................................................................  20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,     DECEMBER 31,
                                                                      2007            2006
                                                                  ------------    ------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $  3,598,000    $  1,536,000
   Restricted cash                                                     391,000         269,000
                                                                  ------------    ------------
                                                                     3,989,000       1,805,000

    Short-term investments                                                --         3,031,000
    Restricted short-term investments                                     --         1,969,000
   Accounts receivable - trade, net                                  3,059,000       4,010,000
   Inventories, net                                                  7,535,000       4,217,000
   Deposits on equipment for inventory                               1,621,000       2,580,000
   Prepaid expenses and other current assets                           447,000         737,000
                                                                  ------------    ------------
        Total current assets                                        16,651,000      18,349,000

Net property and equipment                                           6,448,000       6,673,000

Intangible and other assets, net of accumulated amortization           842,000         844,000
Available-for-sale investments at quoted market value                1,469,000       1,461,000
Restricted cash - long-term                                               --           121,000
Deposit - related party                                                236,000         236,000
                                                                  ------------    ------------
        Total assets                                              $ 25,646,000    $ 27,684,000
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of capital lease obligation - related party    $  1,113,000    $  1,027,000
   Accounts payable                                                  3,025,000       1,982,000
   Accrued liabilities                                               2,689,000       5,006,000
   Advances on contracts in progress                                 7,509,000       6,396,000
                                                                  ------------    ------------
      Total current liabilities                                     14,336,000      14,411,000
                                                                  ------------    ------------
                                                                                       190,000
Long-term portion of capital lease obligation - related party          486,000
Long-term portion of advances on contracts in progress               1,722,000       1,823,000
Deferred compensation                                                1,469,000       1,461,000
Deferred taxes                                                          39,000          40,000
                                                                  ------------    ------------
   Total long-term liabilities                                       3,420,000       3,810,000
                                                                  ------------    ------------
      Total liabilities                                             17,756,000      18,221,000
                                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY
   Common stock, $0.01 par value; 20,000,000 shares authorized;
      8,263,137 shares issued and outstanding on March 31, 2007
      and 8,236,663 shares issued and outstanding on December
      31, 2006                                                          83,000          82,000
   Additional paid-in capital                                       19,250,000      19,077,000
   Accumulated deficit                                             (11,502,000)     (9,756,000)
   Accumulated other comprehensive income                               59,000          60,000
                                                                  ------------    ------------
      Total stockholders' equity                                     7,890,000       9,463,000
                                                                  ------------    ------------
      Total liabilities and stockholders' equity                  $ 25,646,000    $ 27,684,000
                                                                  ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
NET SALES AND REVENUES
   Sales of goods                                                              $  4,339,000    $  2,863,000
   Contract research, service and license revenues                                2,658,000       2,510,000
                                                                               ------------    ------------
      Total net sales and revenues                                                6,997,000       5,373,000
                                                                               ------------    ------------

COSTS OF SALES AND REVENUES
   Cost of goods sold                                                             3,526,000       2,354,000
   Cost of contract research, services and licenses                               2,173,000       2,244,000
                                                                               ------------    ------------
      Total cost of sales and revenues                                            5,699,000       4,598,000

Gross Margin                                                                      1,298,000         775,000

OPERATING EXPENSES
   Selling, general and administrative expenses                                   3,009,000       2,593,000
   Internal research and development expenses                                        45,000         158,000
                                                                               ------------    ------------
      Total operating expenses                                                    3,054,000       2,751,000
                                                                               ------------    ------------

LOSS FROM OPERATIONS                                                             (1,755,000)     (1,976,000)


Other income (expense), net                                                           9,000         (28,000)
                                                                               ------------    ------------

Loss before income tax benefit                                                   (1,746,000)     (2,004,000)

Income tax benefit                                                                     --              --
                                                                               ------------    ------------

Net loss                                                                       $ (1,746,000)   $ (2,004,000)
                                                                               ============    ============

LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED                             $      (0.21)   $      (0.28)
                                                                               ============    ============

Weighted average number of common and common equivalent shares outstanding -
basic and diluted                                                                 8,246,691       7,236,019
                                                                               ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                               ----------------------------
                                                                                   2007            2006
                                                                               ------------    ------------
Cash flows from operating activities:
   Net loss                                                                    $ (1,746,000)   $ (2,004,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                 455,000         527,000
       Loss on impairment of capital equipment                                       78,000            --
      Deferred compensation                                                          (1,000)         24,000
      Stock-based compensation                                                       71,000          59,000
      Changes in assets and liabilities:
        Restricted cash                                                              (1,000)        397,000
        Accounts receivable, net                                                    951,000         643,000
        Inventories                                                              (3,318,000)        804,000
        Prepaid expenses and other current assets                                 1,249,000          88,000
        Accounts payable, accrued liabilities and other liabilities              (1,275,000)       (357,000)
        Advances on contracts in progress                                         1,012,000        (714,000)
                                                                               ------------    ------------
           Net cash used in operating activities                                 (2,525,000)       (532,000)
                                                                               ------------    ------------

Cash flows from investing activities:
   Proceeds from maturity of short-term investments                               5,000,000             --
   Additions to property and equipment                                             (279,000)       (100,000)
   Increase in intangible and other assets                                          (28,000)        (76,000)
                                                                               ------------    ------------
           Net cash provided by (used in) investing activities                    4,693,000        (176,000)
                                                                               ------------    ------------

Cash flows from financing activities:
   Principal payment on capital lease obligations                                      --          (105,000)
   Principal payment on capital lease obligations - related parties                (210,000)       (153,000)
   Proceeds from exercise of stock options                                          104,000         141,000
                                                                               ------------    ------------
           Net cash used in financing activities                                   (106,000)       (117,000)
                                                                               ------------    ------------

Net increase (decrease) in cash and cash equivalents                              2,062,000        (825,000)
Cash and cash equivalents, beginning of period                                    1,536,000       3,630,000
                                                                               ------------    ------------
Cash and cash equivalents, end of period                                       $  3,598,000    $  2,805,000
                                                                               ============    ============
Supplemental disclosures of cash flow information:
   Interest received                                                           $     44,000    $     19,000
                                                                               ============    ============
   Interest paid                                                               $      1,000    $     11,000
                                                                               ============    ============
   Interest paid - related party                                               $     25,000    $     38,000
                                                                               ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2007

1.      DESCRIPTION OF THE BUSINESS

        Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in three principal business areas: (i) solar, (ii) biomedical and (iii) optoelectronics generally bringing to bear expertise in materials technologies across all three business areas.

        In the solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 190 factories in 46 countries. The Company also provides custom and building integrated photovoltaic (BIPV) modules, stand-alone emergency power backup and photovoltaic systems integration services using technology developed by the Company.

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

        The Company has incurred significant operating losses. Loss from operations, before gain on sales of licenses and extinguishment of purchase commitment, were $8.3 million and $6.6 million in 2006 and 2005, respectively. Loss from operations for the quarter ended March 31, 2007 was $1.8 million. These losses from operations have resulted in cash losses (earnings (loss) from operations excluding gain on sales of licenses plus or minus non-cash adjustments) of approximately $5.4 million and $4.2 million in each of 2006 and 2005, respectively and $1.1 million for the quarter. The Company has funded these cash losses from cash receipts of $7.7 million from proceeds of a common stock offering in 2006 and $6.7 million related to the sale of certain licenses to its medical products and solar technologies in 2005. As of March 31, 2007, the Company had cash and cash equivalents of $3.6 million. While the Company believes it has inherent assets and technology that it could sell or license in the near term, there is no guarantee that the Company would be able to sell or license those assets on a timely basis and at appropriate values that would allow the Company to continue to fund its operating losses. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. The Company believes it has sufficient resources to continue as a going concern.

2.      INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10KSB filed with the Securities and Exchange Commission.

        In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2007 and December 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements as of that date.

        The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its annual report on Form 10-KSB for the year ended December 31, 2006. Certain items in the prior year statement of operations have been re-classed to conform to current year presentation.

FIRST QUARTER DISCLOSURE FOR FIN 48

        In June, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely -than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

        Effective January 1, 2007, the Company has adopted the provisions of FIN
48. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

        The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2003, 2004, 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

        The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of December 31, 2006 and March 31, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

3.      ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

        Net accounts receivable, trade consists of the following:

                                                       March 31,   December 31,
                                                         2007          2006
                                                      ----------    ----------
        Amounts billed                                $2,930,000    $3,876,000
        Retainage                                          8,000         8,000
        Accrued revenue                                  358,000       399,000
                                                      ----------    ----------
                                                       3,296,000     4,283,000
        Less: Allowance for sales returns and
          doubtful accounts                             (237,000)     (273,000)
                                                      ----------    ----------
        Net accounts receivable                       $3,059,000    $4,010,000
                                                      ==========    ==========
        Advances on contracts in progress             $9,231,000    $8,219,000
                                                      ==========    ==========

        Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $8,000 at March 31, 2007. All other accounts receivable are expected to be collected within one year.

        All contracts with United States government agencies have been audited by the government through December 2005. The Company has not incurred significant losses or adjustments as a result of government audits.

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

4.      INVENTORIES

        Inventories consist of the following:

                                                       March 31,   December 31,
                                                         2007          2006
                                                      ----------    ----------
             Raw materials                            $3,247,000    $1,519,000
             Work in process                           3,918,000     2,310,000
             Finished goods                              370,000       388,000
                                                      ----------    ----------
                                                      $7,535,000    $4,217,000
                                                      ==========    ==========

5.      LOSS PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       2007           2006
                                                    ---------       ---------
        Weighted average number of common
          and common equivalent  shares
          outstanding - basic                       8,246,691       7,236,019

        Add: Net additional common shares
          upon assumed exercise of common
          stock options                                  --              --
                                                    ---------       ---------
        Adjusted weighted average number of
          common and common equivalents shares
          outstanding - diluted                     8,246,691       7,236,019
                                                    =========       =========

        For the three months ended March 31, 2007 and 2006, 6,250 shares of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

        In addition, for the three months ended March 31, 2007 and 2006, 101,050 and 201,254 shares, respectively, of common stock related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

6.      OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                                                                Total
                                                Solar       Biomedical    Optoelectronics      Company
                                              ----------    ----------    ---------------    -----------
For the three months ended March 31, 2007
Net sales and revenues                        $3,594,000    $2,505,000      $  898,000       $ 6,997,000
Loss from operations                          $ (583,000)   $ (512,000)     $ (660,000)      $(1,755,000)

For the three months ended March 31, 2006
Net sales and revenues                        $2,538,000    $2,328,000      $  507,000       $ 5,373,000
Loss from operations                          $ (430,000)   $ (652,000)     $ (895,000)      $(1,977,000)

        The following table shows net sales and revenues by geographic area (based on customer location):

                                        Three Months Ended March 31,
                                -------------------------------------------
                                   2007          %         2006          %
                                ----------     ----     ----------     ----

        Foreign                 $3,786,000      54%     $2,492,000      46%
        United States            3,211,000      46%      2,881,000      54%
                                ----------     ----     ----------     ----
                                $6,997,000     100%     $5,373,000     100%
                                ==========     ====     ==========     ====

        Revenues from contracts with United States government agencies for the three months ended March 31, 2007 and 2006 were approximately $254,000 and $620,000, or 4% and 12% of consolidated net sales and revenues, respectively.

        Three customers accounted for approximately 50% and two customers accounted for approximately 32% of the Company's gross sales during the three months ended March 31, 2007 and 2006, respectively. Three customers represented 38% of trade account receivables at March 31, 2007 and one customer represented 27% of trade account receivables at March 31, 2006.

7.      INTANGIBLE AND OTHER ASSETS

        Patents amounted to $131,519, net of accumulated amortization of $651,083, at March 31, 2007. Licenses amounted to $156,416, net of accumulated amortization of $168,584 at March 31, 2007. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $554,035 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date.

        Estimated amortization expense for the periods ending December 31, is as follows:

                 Year                           Amortization Expense
        -----------------------                 --------------------
        2007 remaining 9 months                       $190,522
        2008                                           192,340
        2009                                           151,598
        2010                                           146,390
        2011 and beyond                                161,120
                                                      --------
                                                      $841,970
                                                      ========

8.      AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                           March 31, 2007     December 31, 2006
                                           --------------     -----------------
        Equity investments                   $1,208,000           $1,160,000
        Government bonds                        230,000              262,000
        Cash and money market funds              31,000               39,000
                                             ----------           ----------
                                             $1,469,000           $1,461,000
                                             ==========           ==========

        These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of March 31, 2007, the net unrealized gain on these marketable securities was approximately $59,000.

9.      NOTES PAYABLE AND CREDIT ARRANGEMENTS

        The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 26, 2007. The Agreement provides Standby Letter of Credit Guarantees for foreign and domestic customers, which are 100% secured with cash. At March 31, 2007, the Company had approximately $391,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate, as determined, plus 1/2% (8.75% at March 31, 2007.) At March 31, 2007, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of ..25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At March 31, 2007, the Company was in compliance with its financial reporting requirements and cash balance covenants.

10.     STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. Based on an analysis of the Company's historical data, the Company applied 14% forfeiture rates to stock options outstanding in determining its Statement 123(R) stock-based compensation expense which it believes is a reasonable forfeiture estimate for the period. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock-based compensation expense of approximately $71,000 and $59,000 in the periods ended March 31, 2007 and 2006, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                         2007         2006
                                                       --------     --------
        Cost of contract research, services and
          licenses                                     $  5,000     $  4,000
        Cost of goods sold                                1,000        9,000
        Administrative and selling                       65,000       46,000
                                                       --------     --------
              Total stock-based compensation           $ 71,000     $ 59,000
                                                       ========     ========

        The Company's stock option plan: the 1996 Equity Incentive Plan, expired for the issue of grants as of December 10, 2006. This plan was approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The Company shareholders will vote on a new stock option plan at their annual meeting on May 17, 2007.

        A summary of options outstanding under the 1996 Equity Incentive Plan as of March 31, 2007 and changes during the three-month period is as follows:

                                                          Weighted-      Average
                                                          Average       Remaining     Aggregate
                                            Number of     Exercise     Contractual    Intrinsic
                                             Shares        Price      Life (Years)      Value
                                            ---------    ---------    ------------    ---------
Options Outstanding at December 31, 2006     416,002       $5.21
Granted                                          --          --
Exercised                                    (26,474)      $3.91
Cancelled/expired                            (10,000)      $8.83
                                            ========       =====
Options Outstanding at March 31, 2007        379,528       $5.22          6.98        $2,213,000
                                            ========       =====

Options Exercisable at March 31, 2007        185,038       $3.93          5.18        $1,317,000
                                            ========       =====

        The per-share weighted-average fair value of stock options granted during the quarter ended March 31, 2006 was $4.34 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions. No options were granted during the quarter ended March 31, 2007:

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

11.     COMPREHENSIVE LOSS

        Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                    2007            2006
                                                -----------     -----------

        Net loss                                $(1,746,000)    $(2,004,000)
        Other comprehensive income (loss):

        Unrealized gain on available for sale
          marketable securities, net of tax           1,000          24,000
                                                -----------     -----------
        Total comprehensive loss                $(1,745,000)    $(1,980,000)
                                                ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "MAY", "COULD", "WOULD", "SHOULD", "WILL", "EXPECTS", "ANTICIPATES", "INTENDS", "PLANS", "BELIEVES", "ESTIMATES", AND SIMILAR EXPRESSIONS. THE COMPANY'S ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS DISCUSSED OR REFERRED TO IN THIS REPORT AND IN THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006. THE FOLLOWING DISCUSSION AND ANALYSIS OF THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN LIGHT OF THOSE FACTORS AND IN CONJUNCTION WITH, THE COMPANY'S ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO.

OVERVIEW

        Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in three principal business areas: solar equipment, biomedical and optoelectronics bringing to bear expertise in materials technologies across all three business areas, discussed below.

        In the solar equipment area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 190 factories in 46 countries. The Company also provides custom and building integrated photovoltaic modules, stand-alone emergency power backup and electric power grid-connected distributed power generation systems employing photovoltaic technology developed by the Company.

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

        Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 54% of net sales and revenues for the three months ended March 31, 2007, continue to constitute a significant portion of the Company's net sales and revenues.

Results of Operations

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              2007       2006
                                                            -------    -------
        Net sales and revenues                                100%       100%
        Cost of sales and revenues                             81         86
                                                            -------    -------
        Gross profit                                           19         14
        Selling, general and administrative expenses           43         48
        Internal research and development expenses              1          3
                                                            -------    -------
          Loss from operations                                (25)       (37)
        Other expense, net                                     --         --
                                                            -------    -------
          Loss before income tax benefit                      (25)       (37)
        Income tax benefit                                     --         --
                                                            -------    -------
           Net loss                                          (25%)      (37%)
                                                            =======    =======

OVERALL

        The Company's total net sales and revenues for the three months ended March 31, 2007 ("2007") were $6,997,000 as compared to $5,373,000 for the three months ended March 31, 2006 ("2006") an increase of $1,624,000 or 30%. The increase was primarily attributable to a $1,056,000 million increase in solar sales and a $391,000 increase in optoelectronics sales.

SOLAR BUSINESS UNIT

        Sales in the Company's solar business unit increased 42% during 2007 to $3,594,000 as compared to $2,538,000 in 2006. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. The Company has focused its sales and marketing efforts on establishing the Company as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

BIOMEDICAL BUSINESS UNIT

        Revenues of the Company's biomedical business unit increased 8% during 2007 to $2,505,000 as compared to $2,328,000 in 2006. The increase reflects increased revenues from the Company's catheter products and orthopedics coatings services offset by reduced revenues from research and development contracts.

OPTOELECTRONICS BUSINESS UNIT

        Revenues in the Company's optoelectronics business unit increased 77% to $898,000 during 2007 as compared to $507,000 in the prior year. The increase reflects an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
-------------------------------------------------------------------------------

NET SALES AND REVENUES

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                         Three Months Ended March 31,           Increase
                                         ----------------------------     --------------------
                                             2007           2006               $          %
                                          ----------     ----------       ----------   -------
        Sales of goods                    $4,339,000     $2,863,000       $1,476,000      52%
        Contract research, services
          and license revenues             2,658,000      2,510,000          148,000       6%
                                          ----------     ----------       ----------
            Net sales and revenues        $6,997,000     $5,373,000       $1,624,000      30%
                                          ==========     ==========       ==========

        The 52% increase in sales of goods for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to an increase in solar equipment revenues and an increase in catheter products sales. Solar equipment sales increased 65% in 2007 as compared to 2006 primarily due to an overall increase in solar power industry activity. Sales of catheters increased 58% due primarily to the introduction of its heparin-coated catheter which was introduced in the fourth quarter of 2006.

        The 6% increase in contract research, services and license revenues for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily attributable to an increase in orthopedics and optoelectronics services. These increases were partially offset by a decrease in government research and development activities. Revenues from Spire's research and development activities decreased 46% in 2007 as compared to 2006 primarily due to a decrease in the number and value of contracts associated with funded research and development. Revenue from Spire's optoelectonics processing services (Bandwidth) increased 77% in 2007 compared to 2006 as a result of increased demand for Bandwidth's services and commercial production runs of products from its development efforts.

COST OF SALES AND REVENUES

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                               Three Months Ended March 31,           Increase/(Decrease)
                                        ------------------------------------------    --------------------
                                           2007         %        2006          %          $            %
                                        ----------    -----    ----------    -----    ----------     -----
Cost of goods sold                      $3,526,000     80%     $2,354,000     82%     $1,172,000      50%
Cost of contract research, services
  and licenses                           2,173,000     82%      2,244,000     89%        (71,000)    (3%)
                                        ----------             ----------             ----------
   Net cost of sales and revenues       $5,699,000     81%     $4,598,000     86%     $1,101,000      24%
                                        ==========             ==========             ==========

        The $1,172,000 (50%) increase in cost of goods sold is primarily due to increased costs within Spire's solar equipment product line corresponding to the 65% increase in solar equipment sales and a 58% increase in medical product sales. The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins in these product lines as increased production volume utilizes more of the available capacity.

        The $71,000 (3%) decrease in cost of contract research and service revenues in 2007 is primarily due to decreased costs within the Company's government research and development activities corresponding to the lower level of government research and development revenues and contracts. Although optoelectronics revenues increased 77% from prior year level Bandwidth's costs were unchanged. Bandwidth production costs are largely fixed and incremental increases in revenues can have a substantial favorable impact on operations. The Company recorded a $78,000 charge, to cost of contract research and service revenues, for the impairment of production equipment which based on managements assessment had no future value to the Company. The products originally manufactured on the equipment were no longer economical to produce. The charge represents the value of the equipment on the Company's books at March 31, 2007,

OPERATING EXPENSES

        The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                               Three Months Ended March 31,           Increase/(Decrease)
                                        ------------------------------------------    --------------------
                                           2007         %        2006          %          $            %
                                        ----------    -----    ----------    -----    ----------     -----
Selling, general and administrative     $3,009,000     43%     $2,593,000     48%     $  416,000      16%
Internal research and development           45,000      1%        158,000      3%       (113,000)    (72%)
                                        ----------             ----------             ----------
   Operating expenses                   $3,054,000     44%     $2,751,000     51%     $  303,000      11%
                                        ==========             ==========             ==========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The increase in selling, general and administrative expense was due primarily to commissions related to sales of solar equipment. The Company uses a network of independent sales representatives in addition to its internal sales personnel. The independent sales representatives are compensated on a straight commission whereas internal sales personnel receive a base salary plus commission. In addition royalty expense was up due to royalties on products sold by the Company under licensing agreements with third parties. Selling, general and administrative expense decreased to 43% of sales and revenues as compared to 48% in the prior year. The reduction was primarily due to the 31% increase in sales and revenues compared to the 16% increase in expenses.

INTERNAL RESEARCH AND DEVELOPMENT

        The decrease in research and development costs was primarily a result of a reduction in internal research and development activities as a result of the Company's current cost sharing contract with NREL nearing completion

OTHER EXPENSE, NET

        The Company earned approximately $44,000 and $19,000 of interest income for the quarters ended March 31, 2007 and 2006, respectively. The Company incurred interest expense of approximately $26,000 and $48,000 for the quarters ended March 31, 2007 and 2006, respectively. The increase in interest income is due to the investment of proceeds from a private placement of the Company's common shares on April 28, 2006. Interest expense decreased due to payments against the principal balance of certain capital leases. The Company lost approximately $9,000 during the period ending March 31, 2007, due to the conversion of Japanese Yen into U.S. dollars as compared to income of $1,000 for the same period in 2006.

INCOME TAXES

        The Company did not record an income tax benefit for the three months ended March 31, 2007. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

NET LOSS

        The Company reported a net loss for the three months ended March 31, 2007 of approximately $1,682,000, compared to a net loss of $2,004,000 in 2006. The net loss decreased approximately $322,000 primarily due to the increase in sales and revenues and the improvement in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

                                                            Increase/(Decrease)
                               March 31,   December 31,    ---------------------
                                 2007          2006             $            %
                              ----------    ----------     -----------     -----

Cash and cash equivalents     $3,598,000    $1,536,000     $ 2,062,000     134%
Working capital               $2,315,000    $3,938,000     $(1,623,000)    (41%)


        Cash and cash equivalents increased primarily due to cash from the Company's short-term investments as they matured. Cash was used to pay the outstanding balance on capital equipment acquired in 2006 for the expansion of the optoelectronics business unit, and to acquire inventory to fulfill future solar equipment orders. Generally the Company will receive advances from its solar equipment customers to fund its acquisition of inventory. The overall reduction in working capital is due to cash losses from operations and additional investment in equipment of $279,000. The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology.

        The Company has a $2,000,000 Loan Agreement (the "Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expires on June 27, 2007. The Agreement provides Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At March 31, 2007, the Company had approximately $391,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Agreement bear interest at 1%. The Agreement also provides the Company with the ability to convert to a $2,000,000 revolving line of credit, based upon eligible accounts receivable and certain conversion covenants. Loans under this revolving line of credit bear interest at the Bank's prime rate as determined plus 1/2% (8.25% at March 31, 2006.) At March 31, 2007, the Company had not exercised its conversion option and no amounts were outstanding under the revolving line of credit. A commitment fee of .25% is charged on the unused portion of the borrowing base. The Agreement contains covenants including certain financial reporting requirements. At March 31, 2007, the Company was in compliance with its financial reporting requirements and cash balance covenants.

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

        There are no material commitments by the Company for capital expenditures. At March 31, 2007, the Company's accumulated deficit was approximately $11,438,000, compared to accumulated deficit of approximately $9,756,000 as of December 31, 2006.

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

        The Company assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. On December 1, 2006, the Company and SPI-Trust amended the Lease Extension. The amendment increases the leased area to 91,701 square feet. Rent expense under this sublease, as extended and amended, for the three month period ended March 31, 2007 was approximately $340,000. In connection with this lease, the Company is invoiced and pays certain SPI-Trust related expenses, including building maintenance and insurance. The Company invoices SPI-Trust on a monthly basis and SPI-Trust reimburses the Company for all such costs. The Company believes that the terms of the Lease Extension, as amended, are commercially reasonable.

        In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos Lightwave, Inc. (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($236,000 as of March 31, 2007.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the quarter ended March 31, 2007, interest expense was approximately $25,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                 Rate Per       Annual      Monthly   Security
           Year                 Square Foot      Rent        Rent     Deposit
---------------------------     -----------   ----------   --------   --------

June 1, 2003 - May 31, 2004       $ 6.00      $  540,000   $ 45,000   $135,000
June 1, 2004 - May 31, 2005         7.50         675,000     56,250    168,750
June 1, 2005 - May 31, 2006         8.50         765,000     63,750    191,250
June 1, 2006 - May 31, 2007        10.50         945,000     78,750    236,250
June 1, 2007 - May 31, 2008        13.50       1,215,000    101,250    303,750
                                              ----------
                                              $4,140,000
                                              ==========

        At March 31, 2007, $1,113,000 and $190,000 are reflected as the current and long-term portions of capital lease obligation- related party, respectively, in the consolidated balance sheet.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates; our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Footnote 2 of our notes to consolidated financial statements in our Annual Report on Form 10-KSB for the year ended December 31, 2006 for a description of our accounting policies.

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

        The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended March 31, 2007, is as follows:

                                            Rebates      Returns       Total
                                            --------     --------     --------
        Balance - December 31, 2006         $138,000     $ 17,000     $155,000
          Provision                           42,765      (10,125)      32,640
          Utilization                        (70,165)       4,425      (65,740)
                                            --------     --------     --------
        Balance - March 31, 2007            $110,600     $ 11,300     $121,900
                                            ========     ========     ========

        o    Credits for rebates are recorded in the month of the actual sale.
        o Credits for returns are processed when the actual merchandise is received by the Company.
        o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

        The reserve percentage has declined to 11%, of inventory held by distributors from approximately 15%, over the last two years. This reflects lower rebates and returns associated with the Company's new heparin coated catheters. The Company performs various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors covered by sales incentive programs was approximately $1,100,000 at March 31, 2007.

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

        The Company recognizes revenues and estimated profits on long-term government contracts on the accrual basis where the circumstances are such that total profit can be estimated with reasonable accuracy and ultimate realization is reasonably assured. The Company accrues revenue and profit utilizing the percentage of completion method using a cost-to-cost methodology. A percentage of the contract revenues and estimated profits are determined utilizing the ratio of costs incurred to date to total estimated cost to complete on a contract by contract basis. Profit estimates are revised periodically based upon changes and facts, and any losses on contracts are recognized immediately. Some of the contracts include provisions to withhold a portion of the contract value as retainage until such time as the United States government performs an audit of the cost incurred under the contract. The Company's policy is to take into revenue the full value of the contract, including any retainage, as it performs against the contract since the Company has not experienced any substantial losses as a result of audits performed by the United States government.

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets, including fixed assets and intangible assets, are continually monitored and are evaluated at least annually for impairment. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. The Company recorded a $78,000 charge, to cost of contract research and service revenues, for the impairment of production equipment which based on managements assessment had no future value to the Company. The products originally manufactured on the equipment were no longer economical to produce.

STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $71,000 and $59,000 for the years 2007 and 2006 respectively.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET
ARRANGEMENTS

        The following table summarizes the Company's gross contractual obligations at March 31, 2007 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                          Payments Due by Period
                                       -------------------------------------------------------------
                                                     Less than       2 - 3       4 - 5     More Than
   Contractual Obligations               Total         1 Year        Years       Years      5 Years
----------------------------------     ----------    ----------    ---------    -------    ---------
PURCHASE OBLIGATIONS                   $3,905,000    $3,786,000    $ 119,000        --         --

CAPITAL LEASES:
  Related party capital lease           1,362,000     1,170,000      192,000        --         --

OPERATING LEASES:
  Unrelated party operating leases     $  388,000    $  119,000    $ 194,000     75,000        --
  Related party operating lease           907,000       907,000          --         --         --

        Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

        Capital lease obligations outlined above include both the principal and interest components of these contractual obligations.

        At March 31, 2007, the Company maintained a Japanese yen account that held approximately JPY 1,218,000 (approximately $10,000). Total currency translation loss for the quarter ended March 31, 2007 of approximately $9,000 is reflected in other expense, net in the accompanying unaudited condensed consolidated statement of operations.

        Outstanding letters of credit totaled approximately $391,000 at March 31, 2007. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk to which we are subject consists of the risk of loss arising from adverse changes in market interest rates and foreign exchange rates. Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We seek to place our investments with high-quality issuers and we have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We do not believe we have any material market risk with respect to our financial instruments.

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        The Company has made significant strides in its monthly closing processes and expects that its internal controls will continue to improve.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There was no change in the Company's internal control over financial reporting that occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        No changes.

ITEM 1A. RISK FACTORS

        No changes

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None

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



                                      Spire Corporation

Dated: May 15, 2007                   By: /s/ Roger G. Little
                                          -------------------------------
                                          Roger G. Little
                                          Chairman of the Board, Chief Executive
                                          Officer and President



Dated: May 15, 2007                   By: /s/ Christian Dufresne
                                          -------------------------------
                                          Christian Dufresne, Ph. D.
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