Form 10-Q
period 2007-06-30
SPIRE CORP
filed 2007-08-14
CIK 731657

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007; or

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

The number of shares of the registrant's common stock outstanding as of August 1, 2007 was 8,273,887:
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets as of June
         30, 2007 and December 31, 2006  ....................................  1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Six Months Ended June 30, 2007 and 2006 ..........  2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2007 and 2006  ...................  3

         Notes to Unaudited Condensed Consolidated Financial Statements  ....  4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ........................................  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  .......  19

Item 4.  Controls and Procedures  ..........................................  19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  ................................................  20

Item 1A. Risk Factors  .....................................................  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  ......  21

Item 3.  Defaults Upon Senior Securities  ..................................  21

Item 4.  Submission of Matters to a Vote of Security Holders  ..............  21

Item 5.  Other Information  ................................................  22

Item 6.  Exhibits  .........................................................  22

         Signatures  .......................................................  23

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,     DECEMBER 31,
                                                                                       2007            2006
                                                                                   ------------    ------------
                                               ASSETS
Current assets
   Cash and cash equivalents                                                       $  7,494,000    $  1,536,000
   Restricted cash                                                                      132,000         269,000
                                                                                   ------------    ------------
                                                                                      7,626,000       1,805,000
    Short-term investments                                                                 --         3,031,000
    Restricted short-term investments                                                      --         1,969,000
   Accounts receivable - trade, net                                                   4,690,000       4,010,000
   Inventories, net                                                                  10,228,000       4,217,000
   Deposits on equipment for inventory                                                1,900,000       2,580,000
   Prepaid expenses and other current assets                                            218,000         737,000
                                                                                   ------------    ------------
        Total current assets                                                         24,662,000      18,349,000

Net property and equipment                                                            6,216,000       6,673,000

Intangible and other assets, net of accumulated amortization                            833,000         844,000
Available-for-sale investments at quoted market value                                 1,680,000       1,461,000
Restricted cash - long-term                                                                --           121,000
Deposit - related party                                                                 304,000         236,000
                                                                                   ------------    ------------
        Total assets                                                               $ 33,695,000    $ 27,684,000
                                                                                   ------------    ------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligation - related party                     $  1,065,000    $  1,027,000
   Current portion of equipment line of credit                                        1,167,000            --
   Accounts payable                                                                   2,590,000       1,982,000
   Accrued liabilities                                                                4,653,000       5,006,000
   Current portion of advances on contracts in progress                              12,001,000       6,396,000
                                                                                   ------------    ------------
      Total current liabilities                                                      21,476,000      14,411,000
                                                                                   ------------    ------------

Long-term portion of capital lease obligation - related party                              --           486,000
Long-term portion of equipment line of credit                                         2,333,000            --
Long-term portion of advances on contracts in progress                                1,922,000       1,823,000
Deferred compensation                                                                 1,680,000       1,461,000
Deferred taxes                                                                           71,000          40,000
                                                                                   ------------    ------------
   Total long-term liabilities                                                        6,006,000       3,810,000
                                                                                   ------------    ------------
      Total liabilities                                                              27,482,000      18,221,000
                                                                                   ------------    ------------
Commitments and Contingencies
Stockholders' equity
   Common stock, $0.01 par value; 20,000,000 shares authorized; 8,263,637 shares issued and outstanding on June 30, 2007 and 8,236,663 shares issued and
      outstanding on December 31, 2006                                                   83,000          82,000
   Additional paid-in capital                                                        19,389,000      19,077,000
   Accumulated deficit                                                              (13,366,000)     (9,756,000)
   Accumulated other comprehensive income                                               107,000          60,000
                                                                                   ------------    ------------
      Total stockholders' equity                                                      6,213,000       9,463,000
                                                                                   ------------    ------------
      Total liabilities and stockholders' equity                                   $ 33,695,000    $ 27,684,000
                                                                                   ============    ============


              See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         ----------------------------    ----------------------------
                                             2007            2006            2007            2006
                                         ------------    ------------    ------------    ------------
Net sales and revenues
----------------------
   Sales of goods                        $  6,100,000    $  1,291,000    $ 10,439,000    $  4,155,000
   Contract research, service and
license revenues                            2,479,000       2,604,000       5,137,000       5,113,000
                                         ------------    ------------    ------------    ------------
      Total net sales and revenues          8,579,000       3,895,000      15,576,000       9,268,000
                                         ------------    ------------    ------------    ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                       5,168,000       1,340,000       8,739,000       3,694,000
   Cost of contract research, services
      and licenses                          2,322,000       2,260,000       4,450,000       4,505,000
                                         ------------    ------------    ------------    ------------
      Total cost of sales and revenues      7,490,000       3,600,000      13,189,000       8,199,000

Gross Margin                                1,089,000         295,000       2,387,000       1,069,000

Operating expenses
------------------
   Selling, general and administrative
   expenses                                 2,856,000       2,217,000       5,864,000       4,810,000
   Internal research and development
   expenses                                    78,000         195,000         123,000         353,000
                                         ------------    ------------    ------------    ------------
      Total operating expenses              2,934,000       2,412,000       5,987,000       5,163,000
                                         ------------    ------------    ------------    ------------

Loss from operations                       (1,845,000)     (2,117,000)     (3,600,000)     (4,094,000)
--------------------

Other income (expense), net                   (19,000)         36,000         (11,000)          9,000
                                         ------------    ------------    ------------    ------------

Loss before income tax benefit             (1,864,000)     (2,081,000)     (3,611,000)     (4,085,000)

Income tax benefit                               --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $ (1,864,000)   $ (2,081,000)   $ (3,611,000)   $ (4,085,000)
--------                                 ============    ============    ============    ============

Loss per share of common stock -
--------------------------------
   basic and diluted                     $      (0.23)   $      (0.26)   $      (0.44)   $      (0.54)
   -----------------                     ============    ============    ============    ============

Weighted average number of common
  and common equivalent shares
  outstanding - basic and diluted           8,263,571       7,905,479       8,255,178       7,572,598
                                         ============    ============    ============    ============

         See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                 ----------------------------
                                                                                     2007            2006
                                                                                 ------------    ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                      $ (3,611,000)   $ (4,085,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                   945,000       1,058,000
       Loss on impairment of capital equipment                                         78,000            --
      Deferred compensation                                                            47,000         (32,000)
      Stock-based compensation                                                        208,000         119,000
      Increase (decrease) in accounts receivable reserves                             (47,000)        102,000
      Changes in assets and liabilities:
        Restricted cash                                                               258,000         601,000
        Interest receivable                                                              --           (57,000)
        Accounts receivable, net                                                     (633,000)      1,133,000
        Inventories                                                                (6,011,000)       (619,000)
        Prepaid expenses and other current assets                                   1,199,000         213,000
        Accounts payable, accrued liabilities and other liabilities                   505,000         391,000
        Deposit - related party                                                       (68,000)        (45,000)
        Advances on contracts in progress                                           5,704,000        (170,000)
                                                                                 ------------    ------------
           Net cash used in operating activities                                   (1,426,000)     (1,391,000)
                                                                                 ------------    ------------

Cash flows from investing activities:
-------------------------------------
   Purchase of short-term investments                                                    --        (7,500,000)
   Proceeds from maturity of short-term investments                                 5,000,000            --
   Additions to property and equipment                                               (508,000)       (125,000)
   Increase in intangible and other assets                                           (265,000)       (167,000)
                                                                                 ------------    ------------
           Net cash provided by (used in) investing activities                      4,227,000      (7,792,000)
                                                                                 ------------    ------------

Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of common stock, net of offering costs                         --         7,730,000
   Borrowings from equipment line of credit                                         3,500,000            --
   Principal payment on capital lease obligations                                        --          (212,000)
   Principal payment on capital lease obligations - related parties                  (448,000)       (323,000)
   Proceeds from exercise of stock options                                            105,000         263,000
                                                                                 ------------    ------------
           Net cash provided by financing activities                                3,157,000       7,458,000
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                                5,958,000      (1,725,000)
Cash and cash equivalents, beginning of period                                      1,536,000       3,630,000
                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                         $  7,494,000    $  1,905,000
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Cash paid during the period for:
   Interest                                                                      $    (50,000)   $    (23,000)
                                                                                 ============    ============
   Interest - related party                                                      $     47,000    $     74,000
                                                                                 ============    ============
   Income taxes                                                                  $      7,000    $       --
                                                                                 ============    ============

            See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2007

1.      DESCRIPTION OF THE BUSINESS

        Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in three principal business areas: (i) solar, (ii) optoelectronics and (iii) biomedical generally bringing to bear expertise in materials technologies across all three business areas.

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

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar Co., Ltd. ("Gloria Solar"), a company organized under the laws of the Republic of China (Taiwan), pursuant to which (i) the Company agreed to sell to Gloria Solar certain assets belonging to the Company's solar systems business for $4,000,000 and (ii) the Company and Gloria Solar agreed to form a joint venture for the purpose of pursuing the solar photovoltaic systems market within the United States; the joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar will own 55% of the joint venture and the Company will own 45% of the joint venture. In connection with the formation of the joint venture, (i) the Company agreed to contribute to the joint venture its solar photovoltaic system assets related to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar agreed to contribute $5,000,000 in cash.

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

        The Company has incurred significant operating losses. Loss from operations, before gain on sales of licenses and extinguishment of purchase commitment, were $8.3 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively. Loss from operations for the six months ended June 30, 2007 was $3.6 million. These losses from operations have resulted in cash losses (earnings (loss) from operations excluding gain on sales of licenses plus or minus non-cash adjustments) of approximately $5.4 million and $4.2 million in each of the years ended December 31, 2006 and 2005, respectively and approximately $2.4 million for the six months ended June 30, 2007. The Company has funded these cash losses from cash receipts of $7.7 million from proceeds of a common stock offering in 2006, $6.7 million related to the sale of certain licenses to its medical products and solar technologies in 2005 and $3.5 million of bank borrowings in 2007. As of June 30, 2007, the Company had cash and cash equivalents of $7.5 million. While the Company believes it has inherent assets and technology that it could sell or license in the near term, there is no guarantee that the Company would be able to sell or license those assets on a timely basis and at appropriate values that would allow the Company to continue to fund its operating losses. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. The Company believes it has sufficient resources to continue as a going concern.

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

        In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements as of that date.

        The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

New Accounting Pronouncement

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely -than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN
48. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

        The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2003, 2004, 2005 and 2006. The Company and its Subsidiaries state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

        The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of December 31, 2006 and June 30, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

3.      ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

        Net accounts receivable, trade consists of the following:

                                                                         June 30,      December 31,
                                                                           2007            2006
                                                                       ------------    ------------
            Amounts billed                                             $  4,750,000    $  3,876,000
            Retainage                                                         8,000           8,000
            Accrued revenue                                                 158,000         399,000
                                                                       ------------    ------------
                                                                          4,916,000       4,283,000
            Less:  Allowance for sales returns and doubtful accounts       (226,000)       (273,000)
                                                                       ------------    ------------
            Net accounts receivable                                    $  4,690,000    $  4,010,000
                                                                       ============    ============
            Advances on contracts in progress                          $ 13,923,000    $  8,219,000
                                                                       ============    ============

        Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $8,000 at June 30, 2007. All other accounts receivable are expected to be collected within one year.

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

4.      INVENTORIES

        Inventories consist of the following:

                                    June 30,     December 31,
                                      2007           2006
                                  ------------   ------------

            Raw materials         $  3,426,000   $  1,519,000
            Work in process          6,392,000      2,310,000
            Finished goods             410,000        388,000
                                  ------------   ------------
                                  $ 10,228,000   $  4,217,000
                                  ============   ============

5.      LOSS PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------   ---------------------------
                                                             2007           2006           2007           2006
                                                         ------------   ------------   ------------   ------------
        Weighted average number of common and common
           equivalent shares outstanding - basic            8,263,571      7,905,479      8,255,178      7,572,598
        Add:  Net additional common shares upon
           assumed exercise of common stock options              --             --             --             --
                                                         ------------   ------------   ------------   ------------
        Adjusted weighted average number of common
           and common equivalents shares outstanding -
           diluted                                          8,263,571      7,905,479      8,255,178      7,572,598
                                                         ============   ============   ============   ============

        For the three and six months ended June 30, 2007, 6,250 and 91,250, respectively, and for the three and six months ended June 30, 2006, 22,500 and 16,250 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

        In addition, for the three and six months ended June 30, 2007, 125,360 and 106,230 shares, respectively, and for the three and six months ended June 30, 2006, 176,680 and 189,134 shares, respectively, of common stock related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

6.      OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                                                              Total
                                              Solar         Biomedical    Optoelectronics    Company
                                           ------------------------------------------------------------
For the three months ended June 30, 2007
----------------------------------------
Net sales and revenues                     $  4,975,000    $  2,827,000    $    777,000    $  8,579,000
Loss from operations                       $   (725,000)   $   (215,000)   $   (905,000)   $ (1,845,000)

For the three months ended June 30, 2006
----------------------------------------
Net sales and revenues                     $    647,000    $  2,556,000    $    692,000    $  3,895,000
Loss from operations                       $ (1,048,000)   $   (300,000)   $   (769,000)   $ (2,117,000)

For the six months ended June 30, 2007
--------------------------------------
Net sales and revenues                     $  8,568,000    $  5,353,000    $  1,655,000    $ 15,576,000
Loss from operations                       $ (1,308,000)   $   (726,000)   $ (1,566,000)   $ (3,600,000)

For the six months ended June 30, 2006
--------------------------------------
Net sales and revenues                     $  3,185,000    $  4,883,000    $  1,200,000    $  9,268,000
Loss from operations                       $ (1,478,000)   $   (952,000)   $ (1,664,000)   $ (4,094,000)

        The following table shows net sales and revenues by geographic area (based on customer location):

                               Three Months Ended June 30,                                  Six Months Ended June 30,
               -------------------------------------------------------     -------------------------------------------------------
                    2007            %             2006           %             2007           %              2006            %
               ---------------   --------     -------------   --------     --------------   ------      ----------------  --------
Foreign             $3,678,000        43%         $ 968,000        25%         $7,464,000      48%            $3,460,000       37%

United States        4,901,000        57%         2,927,000        75%          8,112,000      52%             5,808,000       63%
               ---------------                -------------                --------------               ----------------
                    $8,579,000       100%        $3,895,000       100%        $15,576,000     100%            $9,268,000      100%
               ---------------                -------------                --------------               ----------------

        Revenues from contracts with United States government agencies for the three months ended June 30, 2007 and 2006 were approximately $225,000 and $506,000, or 3% and 13% of consolidated net sales and revenues, respectively.

        Revenues from contracts with United States government agencies for the six months ended June 30, 2007 and 2006 were approximately $520,000 and $1,126,000, or 3% and 12% of consolidated net sales and revenues, respectively.

        Two customers accounted for approximately 37% of the Company's gross sales during the three months ended June 30, 2007 and one customer accounted for approximately 16% of the Company's gross sales for the three months ended June 30, 2006. Three customers accounted for approximately 41% of the Company's gross sales during the six months ended June 30, 2007 and two customers accounted for approximately 27% of the Company's gross sales for the six months ended June 30, 2006. One customer represented approximately 15% of trade accounts receivable at June 30, 2007 and one customer represented approximately 20% of trade accounts receivable at June 30, 2006.

7.      INTANGIBLE AND OTHER ASSETS

        Patents amounted to approximately $120,000, net of accumulated amortization of approximately $662,000, at June 30, 2007. Licenses amounted to approximately $141,000, net of accumulated amortization of approximately $192,000 at June 30, 2007. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as approximately $572,000 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date.

        Estimated amortization expense for the periods ending December 31, is as follows:

                              Year               Amortization Expense
                    -------------------------   ----------------------

                    2007 remaining 6 months              $110,000
                    2008                                  196,000
                    2009                                  155,000
                    2010                                  150,000
                    2011                                  143,000
                    Beyond 2011                            79,000
                                                ----------------------
                                                         $833,000
                                                ======================

8.      AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                            June 30,     December 31,
                                              2007           2006
                                          ------------   ------------
            Equity investments            $    834,000   $  1,160,000
            Government bonds                   268,000        262,000
            Cash and money market funds        578,000         39,000
                                          ------------   ------------
                                          $  1,680,000   $  1,461,000
                                          ============   ============

        These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of June 30, 2007, the net unrealized gain on these marketable securities was approximately $178,000.

9.      NOTES PAYABLE AND CREDIT ARRANGEMENTS

        The Company had a $2,000,000 Loan Agreement with Citizens Bank of Massachusetts which expired on June 26, 2007. On May 25, 2007, the Company and its wholly-owned subsidiary, Bandwidth Semiconductor, LLC ("Bandwidth"), entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the Loan Agreement, for a one-year period, the Company and Bandwidth can borrow up to $3,500,000 in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Each advance made under the Loan Agreement will be due thirty-six
(36) months from the date the advance is made. Advances made under the Loan Agreement will bear interest at the Bank's prime rate, as determined, plus 0.5% (8.75% at June 30, 2007) and payable in thirty-six (36) consecutive monthly payments following the funding date of that advance. On June 17, 2007, the Company borrowed from the line for the full $3,500,000 to finance certain capital equipment purchased previously by Bandwidth. At June 30, 2007, the Company was not in compliance with its profitability covenant for the second quarter. The Company has received a waiver from the Bank with respect to this covenant.

10.     STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. Based on an analysis of the Company's historical data, the Company applied 14% forfeiture rates to stock options outstanding in determining its Statement 123(R) stock-based compensation expense which it believes is a reasonable forfeiture estimate for the period. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock-based compensation expense of approximately $137,000 and $208,000 for the three and six months ended June 30, 2007, respectively, and approximately $60,000 and $119,000 for the three and six months ended June 30, 2006. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                         Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------   ---------------------------
                                                             2007           2006           2007           2006
                                                         ------------   ------------   ------------   ------------
      Cost of contract research, services and licenses   $     14,000   $      4,000   $     19,000   $      8,000
      Cost of goods sold                                        6,000          9,000          8,000         17,000
      Administrative and selling                              117,000         47,000        181,000         94,000
                                                         ------------   ------------   ------------   ------------
            Total stock-based compensation               $    137,000   $     60,000   $    208,000   $    119,000
                                                         ============   ============   ============   ============

        At June 30, 2007 the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the "1996 Plan") and the 2007 Stock Equity Plan (the "2007 Plan"). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.

        A summary of options outstanding under the 2007 Plan and 1996 Plan as of June 30, 2007 and changes during the six-month period is as follows:

                                                                                      Average
                                                                  Weighted-          Remaining           Aggregate
                                                Number of          Average          Contractual          Intrinsic
                                                  Shares        Exercise Price      Life (Years)           Value
                                              --------------   ----------------   -----------------   ----------------
Options Outstanding at December 31, 2006          416,002            $5.21
Granted                                            85,000            $9.60
Exercised                                         (26,974)           $3.91
Cancelled/expired                                 (12,000)           $7.81
                                              --------------   ----------------
Options Outstanding at June 30, 2007              462,028            $6.03              7.32            $1,624,000
                                              ==============   ================

Options Exercisable at June 30, 2007              211,478            $4.30              5.42            $1,105,000
                                              ==============   ================

        The per-share weighted-average fair value of stock options granted during the three and six months ended June 30, 2007 and 2006 was $6.45 for both periods in 2007 and $4.48 and $4.86 in 2006, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                          Expected            Risk-Free           Expected              Expected
           Year        Dividend Yield       Interest Rate        Option Life       Volatility Factor
        -----------  --------------------  -----------------  ------------------  ---------------------
           2007               --                 4.68%             4.5 years              85.4%

        The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

11.     COMPREHENSIVE LOSS

        Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                       For the Three Months Ended       For the Six Months Ended
                                                                June 30,                        June 30,
                                                      ----------------------------    ----------------------------
                                                          2007            2006            2007            2006
                                                      ------------    ------------    ------------    ------------
Net loss                                              $ (1,864,000)   $ (2,081,000)   $ (3,611,000)   $ (4,085,000)
Other comprehensive income (loss):
   Unrealized gain on available for sale marketable
   securities, net of tax                                   48,000         (56,000)         47,000         (32,000)
                                                      ------------    ------------    ------------    ------------
Total comprehensive loss                              $ (1,816,000)   $ (2,137,000)   $ (3,564,000)   $ (4,117,000)
                                                      ============    ============    ============    ============

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

        In the solar equipment area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 190 factories in 46 countries. The Company also provides custom and building integrated photovoltaic modules, stand-alone emergency power backup and photovoltaic systems integration services using technology developed by the Company.

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar Co., Ltd. ("Gloria Solar"), a company organized under the laws of the Republic of China (Taiwan), pursuant to which (i) the Company agreed to sell to Gloria Solar certain assets belonging to the Company's solar systems business for $4,000,000 and (ii) the Company and Gloria Solar agreed to form a joint venture for the purpose of pursuing the solar photovoltaic systems market within the United States; the joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar will own 55% of the joint venture and the Company will own 45% of the joint venture. In connection with the formation of the joint venture, (i) the Company agreed to contribute to the joint venture its solar photovoltaic system assets related to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar agreed to contribute $5,000,000 in cash.

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

        Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 48% of net sales and revenues for the six months ended June 30, 2007, continue to constitute a significant portion of the Company's net sales and revenues.

Results of Operations

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                  ------------------------------     ----------------------------
                                                    2007                  2006         2007                2006
                                                  --------              --------     --------            --------
   Net sales and revenues                              100%                 100%          100%                100%
   Cost of sales and revenues                           87                  92             85                  88
                                                  --------              --------     --------            --------
       Gross profit                                     13                   8             15                  12
   Selling, general and administrative expenses         34                  57             37                  52
   Internal research and development expenses            1                   5              1                   4
                                                  --------              --------     --------            --------
       Loss from operations                            (22)                (54)           (23)                (44)
   Other expense, net                                  --                    1             --                   --
                                                  --------              --------     --------            --------
       Loss before income tax benefit                  (22)                (53)           (23)                (44)
   Income tax benefit                                   --                    --            --                   --
                                                  --------              --------     --------            --------
       Net loss                                        (22%)               (53%)          (23%)               (44%)
                                                  ========              ========     ========            ========

OVERALL

        The Company's total net sales and revenues for the six months ended June 30, 2007 ("2007") were approximately $15,576,000 as compared to approximately $9,268,000 for the six months ended June 30, 2006 ("2006") an increase of approximately $6,308,000 or 68%. The increase was primarily attributable to an approximate $5,779,000 increase in solar equipment sales and an approximate $455,000 increase in optoelectronics sales. Additionally, catheter product sales in the Company's biomedical business unit increased approximately $753,000 in 2007 as compared with 2006, partially offset by a decrease of approximately $617,000 in research and development revenues.

SOLAR BUSINESS UNIT

        Sales in the Company's solar business unit increased 169% during the six months ended June 30, 2007 to approximately $8,568,000 as compared to approximately $3,185,000 in 2006. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. The Company has focused its sales and marketing efforts on establishing the Company as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

OPTOELECTRONICS BUSINESS UNIT

        Revenues in the Company's optoelectronics business unit increased 38% to approximately $1,655,000 during the six months ended June 30, 2007 as compared to approximately $1,200,000 in the prior year. The increase reflects an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects.

BIOMEDICAL BUSINESS UNIT

        Revenues of the Company's biomedical business unit increased 10% during the six months ended June 30, 2007 to approximately $5,353,000 as compared to approximately $4,883,000 in 2006. The increase reflects increased revenues from the Company's catheter products and orthopedics coatings services offset by reduced revenues from research and development contracts.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2006
-------------

NET SALES AND REVENUES

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                         Three Months Ended June 30,       Increase/(Decrease)
                                                         ---------------------------   ---------------------------
                                                             2007           2006            $              %
                                                         ------------   ------------   ------------   ------------
      Sales of goods                                     $  6,100,000   $  1,291,000   $  4,809,000           372%
      Contract research, services and license revenues      2,479,000      2,604,000       (125,000)           (5%)
                                                         ------------   ------------   ------------
         Net sales and revenues                          $  8,579,000   $  3,895,000   $  4,684,000           120%
                                                         ============   ============   ============

        The 372% increase in sales of goods for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to an increase in solar equipment revenues and an increase in catheter products sales. Solar equipment sales increased 909% in 2007 as compared to 2006 primarily due to an overall increase in solar power industry activity. Sales of catheters increased 55% due primarily to the introduction of its heparin-coated catheter which was introduced in the fourth quarter of 2006.

        The 5% decrease in contract research, services and license revenues for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily attributable to a decrease in contract revenues for Spire's research and development activities partially offset by an increase in orthopedics and optoelectronics services. Revenues from Spire's research and development activities decreased 59% in 2007 as compared to 2006 primarily due to a decrease in the number and value of contracts associated with funded research and development. Revenue from Spire's optoelectronics processing services (Bandwidth) increased 12% in 2007 compared to 2006 as a result of increased demand for Bandwidth's services and commercial production runs of products from its development efforts.

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                          Six Months Ended June 30,        Increase/(Decrease)
                                                         ---------------------------   ---------------------------
                                                             2007           2006            $              %
                                                         ------------   ------------   ------------   ------------
      Sales of goods                                     $ 10,439,000   $  4,155,000   $  6,284,000           151%
      Contract research, services and license revenues      5,137,000      5,113,000         24,000             1%
                                                         ------------   ------------   ------------
         Net sales and revenues                          $ 15,576,000   $  9,268,000   $  6,308,000            68%
                                                         ============   ============   ============

        The 151% increase in sales of goods for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to an increase in solar equipment revenues and an increase in catheter products sales. Solar equipment sales increased 227% in 2007 as compared to 2006 primarily due to an overall increase in solar power industry activity. Sales of catheters increased 57% due primarily to the introduction of its heparin-coated catheter which was introduced in the fourth quarter of 2006.

        The 1% increase in contract research, services and license revenues for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is primarily attributable to an increase in orthopedics and optoelectronics services. These increases were partially offset by a decrease in government research and development activities. Revenues from Spire's research and development activities decreased 52% in 2007 as compared to 2006 primarily due to a decrease in the number and value of contracts associated with funded research and development. Revenue from Spire's optoelectronics processing services (Bandwidth) increased 38% in 2007 compared to 2006 as a result of increased demand for Bandwidth's services and commercial production runs of products from its development efforts.

COST OF SALES AND REVENUES

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                   Three Months Ended June 30,               Increase
                                            -----------------------------------------   -------------------
                                                2007        %         2006        %          $          %
                                            ------------   ----   ------------   ----   ------------   ----
      Cost of goods sold                    $  5,168,000    85%   $  1,340,000   104%   $  3,828,000   286%
      Cost of contract research, services
         and licenses                          2,322,000    94%      2,260,000    87%         62,000     3%
                                            ------------          ------------          ------------
         Net cost of sales and revenues     $  7,490,000    87%   $  3,600,000    92%   $  3,890,000   108%
                                            ============          ============          ============

        The $3,828,000 (286%) increase in cost of goods sold is primarily due to increased costs within Spire's solar equipment product line corresponding to the 909% increase in solar equipment sales and a 55% increase in medical product sales. The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins in these product lines as increased production volume utilizes more of the available capacity.

        The $62,000 (3%) increase in cost of contract research and service revenues in 2007 is primarily due to decreased costs within the Company's government research and development activities corresponding to the lower level of government research and development revenues and contracts. The Company recorded a $73,000 charge, to cost of contract research and service revenues, associated with an expected loss on completing a contract with the National Renewable Energy Laboratory ("NREL"). The loss represents the unreimbursed portion of Spire's expected expense to complete the contract. Although optoelectronics revenues increased 12% from prior year level Bandwidth's costs actually decreased by 2%. Bandwidth production costs are largely fixed and incremental increases in revenues can have a substantial favorable impact on operations.

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                    Six Months Ended June 30,           Increase/(Decrease)
                                            -----------------------------------------   -------------------
                                                2007        %         2006        %          $          %
                                            ------------   ----   ------------   ----   ------------   ----
Cost of goods sold                          $  8,739,000    84%   $  3,694,000    89%   $  5,045,000   137%
Cost of contract research, services
   and licenses                                4,450,000    87%      4,505,000    88%        (55,000)   (1%)
                                            ------------          ------------          ------------
   Net cost of sales and revenues           $ 13,189,000    85%   $  8,199,000    88%   $  4,990,000    61%
                                            ============          ============          ============

        The $5,045,000 (137%) increase in cost of goods sold is primarily due to increased costs within Spire's solar equipment product line corresponding to the 227% increase in solar equipment sales and a 57% increase in catheter products sales. The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins in these product lines as increased production volume utilizes more of the available capacity.

        The $55,000 (1%) decrease in cost of contract research and service revenues in 2007 is primarily due to decreased costs within the Company's government research and development activities corresponding to the lower level of government research and development revenues and contracts. Although optoelectronics revenues increased 38% from prior year level Bandwidth's costs actually decreased by 2%. Bandwidth production costs are largely fixed and incremental increases in revenues can have a substantial favorable impact on operations. The Company recorded a $73,000 charge, to cost of contract research and service revenues associated with an expected loss on completing a contract with the NREL. The loss represents the unreimbursed portion of Spire's expected expense to complete the contract.

OPERATING EXPENSES

        The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                   Three Months Ended June 30,          Increase/(Decrease)
                                            -----------------------------------------   -------------------
                                                2007        %         2006        %          $          %
                                            ------------   ----   ------------   ----   ------------   ----
Selling, general and administrative         $  2,856,000    33%   $  2,217,000    57%   $    639,000    29%
Internal research and development                 78,000     1%        195,000     5%       (117,000)  (60%)
                                            ------------          ------------          ------------
   Operating expenses                       $  2,934,000    34%   $  2,412,000    62%   $    522,000    22%
                                            ============          ============          ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The increase in selling, general and administrative expense was due primarily to commissions related to sales of solar equipment. The Company uses a network of independent sales representatives in addition to its internal sales personnel. The independent sales representatives are compensated on a straight commission whereas internal sales personnel receive a base salary plus commission. In addition royalty expense was up due to royalties on products sold by the Company under licensing agreements with third parties. Selling, general and administrative expense decreased to 33% of sales and revenues as compared to 57% in the prior year. The reduction was primarily due to the 120% increase in sales and revenues compared to the 29% increase in expenses.

INTERNAL RESEARCH AND DEVELOPMENT

        The decrease in research and development costs was primarily a result of a reduction in internal research and development activities as a result of the Company's current cost sharing contract with NREL nearing completion.

        The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                    Six Months Ended June 30,           Increase/(Decrease)
                                            -----------------------------------------   -------------------
                                                2007        %         2006        %          $          %
                                            ------------   ----   ------------   ----   ------------   ----
Selling, general and administrative         $  5,864,000    38%   $  4,810,000    52%   $  1,054,000    22%
Internal research and development                123,000     1%        353,000     4%       (230,000)  (65%)
                                            ------------          ------------          ------------
   Operating expenses                       $  5,987,000    38%   $  5,163,000    56%   $    824,000    16%
                                            ============          ============          ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The increase in selling, general and administrative expense was due primarily to commissions related to sales of solar equipment. The Company uses a network of independent sales representatives in addition to its internal sales personnel. The independent sales representatives are compensated on a straight commission whereas internal sales personnel receive a base salary plus commission. In addition royalty expense was up due to royalties on products sold by the Company under licensing agreements with third parties. Selling, general and administrative expense decreased to 38% of sales and revenues as compared to 52% in the prior year. The reduction was primarily due to the 68% increase in sales and revenues compared to the 22% increase in expenses.

INTERNAL RESEARCH AND DEVELOPMENT

        The decrease in research and development costs was primarily a result of a reduction in internal research and development activities as a result of the Company's current cost sharing contract with NREL nearing completion.

OTHER EXPENSE, NET

        The Company earned approximately $9,000 and $75,000 of interest income for the three months ended June 30, 2007 and 2006, respectively. The Company incurred interest expense of approximately $24,000 and $40,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in interest income is due to lower cash balances held by the Company. Interest expense increased due to payments on the Company's outstanding Term Loan with Silicon Valley Bank partially offset by lower interest expense with respect to certain capital leases. The Company lost approximately $4,000 during the three month period ending June 30, 2007, due to the conversion of Japanese Yen into U.S. dollars as compared to income of $1,000 for the same period in 2006.

        The Company earned approximately $53,000 and $94,000 of interest income for the six months ended June 30, 2007 and 2006, respectively. The Company incurred interest expense of approximately $50,000 and $88,000 for the six months ended June 30, 2007 and 2006, respectively. The decrease in interest income is due to lower cash balances held by the Company. Interest expense decreased due to payments against the principal balance of certain capital leases. The Company lost approximately $14,000 during the period ending June 30, 2007, due to the conversion of Japanese Yen into U.S. dollars as compared to income of $3,000 for the same period in 2006.

INCOME TAXES

        The Company did not record an income tax benefit for the three and six months ended June 30, 2007 and 2006. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

NET LOSS

        The Company reported a net loss for the three months ended June 30, 2007 of approximately $1,864,000, compared to a net loss of $2,081,000 in 2006. The net loss decreased approximately $217,000 primarily due to the increase in sales and revenues and the improvement in gross margins.

        The Company reported a net loss for the six months ended June 30, 2007 of approximately $3,611,000, compared to a net loss of $4,085,000 in 2006. The net loss decreased approximately $474,000 primarily due to the increase in sales and revenues and the improvement in gross margins.

Liquidity and Capital Resources
-------------------------------

                                                                                           Increase/(Decrease)
                                                           June 30,     December 31,   ---------------------------
                                                             2007           2006            $              %
                                                         ------------   ------------   ------------   ------------
       Cash and cash equivalents                         $  7,494,000   $  1,536,000   $  5,958,000           388%
       Working capital (deficit)                         $  3,186,000   $  3,938,000   $   (752,000)          (19%)

        Cash and cash equivalents increased primarily due to cash from the Company's bank borrowings and customer advances. Cash was used to pay the outstanding balance on capital equipment acquired in 2006 for the expansion of the optoelectronics business unit, and to acquire inventory to fulfill future solar equipment orders. Generally the Company will receive advances from its solar equipment customers to fund its acquisition of inventory. The overall reduction in working capital is due to cash losses from operations and additional investment in equipment of $508,000. The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology.

        On May 25, 2007, the Company and its wholly-owned subsidiary, Bandwidth Semiconductor, LLC ("Bandwidth"), entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank. Under the Loan Agreement, for a one-year period, the Company and Bandwidth can borrow up to $3.5 million in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Each advance made under the Loan Agreement will be due thirty-six (36) months from the date the advance is made. Advances made under the Loan Agreement will bear interest at one half of one percentage point (0.5%) above Silicon Valley Bank's prime rate and payable in thirty-six
(36) consecutive monthly payments following the funding date of that advance. On June 17, 2007 the Company did draw down the line for the full $3.5 million to finance certain capital equipment purchased previously by Bandwidth.

        Under the terms of the Loan Agreement, as long as any commitment remains outstanding under the facility, the Company and Bandwidth must comply with an adjusted quick ratio covenant and a minimum quarterly net income covenant. In addition, until all amounts under the Loan Agreement are repaid, covenants under the Loan Agreement impose restrictions on the Company's and Bandwidth's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's or Bandwidth's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company, Bandwidth and their subsidiaries. Any failure by the Company or Bandwidth to comply with the covenants and obligations under the Loan Agreement could result in an event of default, in which case Silicon Valley Bank ("SVB") may be entitled to declare all amounts owed to be due and payable immediately. The Company's and Bandwidth's obligations under the Loan Agreement are secured by substantially all of the Company's and Bandwidth's assets, with the exception of any intellectual property owned or licensed by the Company or Bandwidth. At June 30, 2007, the Company was not in compliance with its profitability covenant for the second quarter. The Company has received a waiver from the SVB with respect to this covenant.

        The Company had a $2,000,000 Loan Agreement (the "Prior Loan Agreement") with Citizens Bank of Massachusetts (the "Bank"), which expired on June 27, 2007. The Prior Loan Agreement provided Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At June 30, 2007, the Company had approximately $132,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Prior Loan Agreement bear interest at 1%.

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

        There are no material commitments by the Company for capital expenditures. At June 30, 2007, the Company's accumulated deficit was approximately $13,366,000, compared to accumulated deficit of approximately $9,756,000 as of December 31, 2006.

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar pursuant to which (i) the Company agreed to sell to Gloria Solar certain assets belonging to the Company's solar systems business for $4,000,000 and (ii) the Company and Gloria Solar agreed to form a joint venture for the purpose of pursuing the solar photovoltaic systems market within the United States; the joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar will own 55% of the joint venture and the Company will own 45% of the joint venture. In connection with the formation of the joint venture, (i) the Company agreed to contribute to the joint venture its assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar agreed to contribute $5,000,000 in cash.

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

           The Company assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. On December 1, 2006, the Company and SPI-Trust amended the Lease Extension. The amendment increases the leased area to 91,701 square feet. Rent expense under this lease, as extended and amended, for the three month period ended June 30, 2007 was approximately $340,000. In connection with this lease, the Company is invoiced and pays certain SPI-Trust related expenses, including building maintenance and insurance. The Company invoices SPI-Trust on a monthly basis and SPI-Trust reimburses the Company for all such costs. The Company believes that the terms of the Lease Extension, as amended, are commercially reasonable.

        In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos Lightwave, Inc. (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($304,000 as of June 30, 2007.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the three months ended June 30,

2007, interest expense was approximately $25,000. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                     Rate Per                               Security
                      Year          Square Foot  Annual Rent  Monthly Rent   Deposit
      ---------------------------   -----------  -----------  ------------  ---------
      June 1, 2003 - May 31, 2004      $6.00      $ 540,000       $45,000    $135,000
      June 1, 2004 - May 31, 2005       7.50        675,000        56,250     168,750
      June 1, 2005 - May 31, 2006       8.50        765,000        63,750     191,250
      June 1, 2006 - May 31, 2007      10.50        945,000        78,750     236,250
      June 1, 2007 - May 31, 2008      13.50      1,215,000       101,250     303,750
                                                 -----------
                                                 $4,140,000
                                                 ===========

        At June 30, 2007, the remaining balance of capital lease obligation - related party in the amount of $1,065,000 is reflected as a current liability in the Company's consolidated balance sheet.

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

        The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended June 30, 2007, is as follows:

                                   Rebates         Returns          Total
                                 ------------    ------------    ------------

      Balance - March 31, 2007   $    110,600    $     11,300    $    121,900
         Provision                     60,419           8,148          68,567
         Utilization                  (67,619)         (6,848)        (74,467)
                                 ------------    ------------    ------------
      Balance - June 30, 2007    $    103,400    $     12,600    $    116,000
                                 ============    ============    ============

        o Credits for rebates are recorded in the month of the actual sale.
        o Credits for returns are processed when the actual merchandise is received by the Company.
        o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

        The reserve percentage has declined to 9%, of inventory held by distributors from approximately 15%, over the last two years. This reflects lower rebates and returns associated with the Company's new heparin coated catheters. The Company performs various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors covered by sales incentive programs was approximately $1,300,000 at June 30, 2007.

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

STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $137,000 and $208,000 for the three and six months ended June 30, 2007.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes the Company's gross contractual obligations at June 30, 2007 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                                    Payments Due by Period
                                       -------------------------------------------------------------------------------
                                                         Less than          2 - 3           4 - 5          More Than
    Contractual Obligations               Total            1 Year           Years           Years           5 Years
-----------------------------------    ------------     ------------     ------------    ------------     ------------
Equipment line of credit (SVB)         $  3,965,000     $  1,416,000     $  2,549,000             --               --

Purchase obligations                   $  3,821,000     $  3,762,000     $     59,000             --               --

Capital leases:
  Related party capital lease          $  1,065,000     $  1,065,000             --               --               --

Operating leases:
  Unrelated party operating leases     $    383,000     $    125,000     $    204,000     $     54,000             --
  Related party operating lease        $    567,000     $    567,000             --               --               --

        Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

        Capital lease obligations outlined above include both the principal and interest components of these contractual obligations.

        At June 30, 2007, the Company maintained a Japanese yen account that held approximately JPY 89,753 (approximately $1,000). Total currency translation loss for the quarter ended June 30, 2007 of approximately $4,000 is reflected in other expense, net in the accompanying unaudited condensed consolidated statement of operations.

        Outstanding letters of credit totaled approximately $132,000 at June 30, 2007. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

        On May 22, 2007, the Company's Chief Accounting Officer resigned, effective June 8, 2007. The Company is actively seeking an individual to perform the former Chief Accounting Officer's functions.


                                     PART II
                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In a complaint filed July 11, 2007 in the U.S. District Court for the Eastern District of Pennsylvania, Medical Components, Inc. (the "Plaintiff") alleges that the Company and its wholly-owned subsidiary, Spire Biomedical, Inc., through the manufacture and sale of its multilumen catheter products infringes upon one of Plaintiff's patents. The Plaintiff seeks unspecified damages, including enhanced damages and attorneys fees and costs, and an injunction against certain manufacturing techniques. The Company believes it has meritorious defenses and intends to vigorously defend itself against the claim. The Company is currently in the process of evaluating this case, and has not concluded that a loss is probable or estimable.

ITEM 1A.   RISK FACTORS

        Other than as set forth below, there have been no material changes in the Risk Factors described in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-KSB for the year ended December 31, 2006.

        OUR JOINT VENTURE TRANSACTION WITH GLORIA SOLAR MAY NOT REALIZE ALL OF ITS INTENDED BENEFITS.

        On July 17, 2007, we announced that we had entered into a contractual relationship with Gloria Solar, pursuant to which, among other things, we agreed to form a joint venture, to be owned 55% by Gloria Solar and 45% by us, for the purpose of pursuing the solar photovoltaic systems market within the United States; the joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). In connection with the formation of the joint venture, (i) we agreed to contribute to the joint venture our assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar agreed to contribute $5,000,000 in cash. In connection with the establishment of the joint venture, we may experience:

      o difficulties in integrating our and Gloria Solar's respective corporate cultures and business objectives into the new joint venture;

      o diversion of our management's time and attention from other business concerns;

      o higher than anticipated costs of integration at the joint venture;

      o difficulties in retaining key employees who are necessary to manage the joint venture; or

      o difficulties in working with an entity based in Taiwan and thus remote or inconvenient to our Bedford, Massachusetts headquarters.

        For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and cash flow or profits derived from our ownership interest in the joint venture may be less than the cash flow or profits that could have been derived had we retained the transferred assets and continued to operate the JV Systems Business ourselves. Either party has the right, at any time upon certain material breaches by the other party of obligations under the joint venture documents, to acquire all of the breaching party's interest in the joint venture at 90% fair market value. In addition, in the event of a "change in control" of a member, the other members may purchase such member's interest in the joint venture at fair market value. Furthermore, our further participation in the business of the joint venture is restricted; for a period of three (3) years, we may not mass manufacture, market or sell solar cell modules with less than 575 watt capacity, and may do so thereafter only outside the United States.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

           None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 17, 2007, the Company held a Special Meeting in Lieu of Annual Meeting of Stockholders.

Proposal Number 1
-----------------

         The number of directors was fixed at eight, leaving one vacancy. Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2008 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

                                              Shares Voting Against
   Nominee                Shares Voting For   or Authority Withheld    Shares Abstaining    Broker Non-Votes
------------------------ -----------------------------------------------------------------------------------------
Udo Henseler                  6,198,216                 486,607               --                    --
David R. Lipinski             5,609,496               1,075,327               --                    --
Mark C. Little                5,699,150                 985,673               --                    --
Roger G. Little               5,684,177               1,000,646               --                    --
Michael J. Magliochetti       6,223,869                 460,954               --                    --
Guy L. Mayer                  6,224,246                 460,577               --                    --
Roger W. Redmond              6,223,546                 461,277               --                    --

Proposal Number 2
-----------------

        The Company's stockholders approved the adoption of the Company's 2007 Stock Equity Plan. The results for Proposal Number 2 were as follows:

                                              Shares Voting Against
                          Shares Voting For   or Authority Withheld    Shares Abstaining    Broker Non-Votes
------------------------ -----------------------------------------------------------------------------------------

Proposal Number 2             4,926,739                  66,708             21,650              1,669,726

ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS

        10(v) Spire Corporation 2007 Stock Equity Plan, incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 5, 2007.

        10(w) Loan and Security Agreement, dated May 25, 2007, among the Company, Bandwidth Semiconductor, LLC and Silicon Valley Bank.

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

                                       Spire Corporation

Dated:     August 14, 2007             By:  /s/ Roger G. Little
                                           -------------------------------------
                                           Roger G. Little
                                           Chairman of the Board, Chief
                                           Executive Officer and President

Dated:     August 14, 2007             By: /s/ Christian Dufresne
                                           -------------------------------------
                                           Christian Dufresne, Ph. D.
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit                             Description
-------                             -----------

10(v) Spire Corporation 2007 Stock Equity Plan, incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 5, 2007

10(w) Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank

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