Form 10-Q
period 2007-09-30
SPIRE CORP
filed 2007-11-19
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 2007; or

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

        The number of shares of the registrant's common stock outstanding as of November 5, 2007 was 8,305,788.

================================================================================

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets as of September 30,
         2007 and December 31, 2006  ........................................  1

         Unaudited Condensed Consolidated Statements of Operations
         for the Three and Nine Months Ended September 30, 2007 and 2006   ..  2

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 2007 and 2006   ............  3

         Notes to Unaudited Condensed Consolidated Financial Statements  ....  4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  ............................................. 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ........ 22

Item 4.  Controls and Procedures  ........................................... 22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  ................................................. 23

Item 1A. Risk Factors ....................................................... 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds   ...... 23

Item 3.  Defaults Upon Senior Securities  ................................... 24

Item 4.  Submission of Matters to a Vote of Security Holders  ............... 24

Item 5.  Other Information  ................................................. 24

Item 6.  Exhibits  .......................................................... 24

         Signatures  ........................................................ 25

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                                         2007              2006
                                                                                     ------------      ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                                         $  4,804,000      $  1,536,000
   Restricted cash                                                                        512,000           269,000
                                                                                     ------------      ------------
                                                                                        5,316,000         1,805,000
   Short-term investments                                                                    --           3,031,000
   Restricted short-term investments                                                         --           1,969,000
   Accounts receivable - trade, net                                                    11,610,000         4,010,000
   Inventories, net                                                                    18,277,000         4,217,000
   Deposits on equipment for inventory                                                  4,960,000         2,580,000
   Prepaid expenses and other current assets                                              552,000           737,000
                                                                                     ------------      ------------
        Total current assets                                                           40,715,000        18,349,000

Net property and equipment                                                              5,949,000         6,673,000

Intangible and other assets, net of accumulated amortization                              861,000           844,000
Available-for-sale investments at quoted market value                                   1,801,000         1,461,000
Equity investment in joint venture                                                      2,356,000              --
Restricted cash - long-term                                                                  --             121,000
Deposit - related party                                                                   303,000           236,000
                                                                                     ------------      ------------
        Total assets                                                                 $ 51,985,000      $ 27,684,000
                                                                                     ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
   Current portion of capital lease obligation - related party                       $    779,000      $  1,027,000
   Current portion of equipment line of credit                                          1,167,000              --
   Accounts payable                                                                     2,577,000         1,982,000
   Accrued liabilities                                                                 10,087,000         5,006,000
   Current portion of advances on contracts in progress                                22,096,000         6,396,000
                                                                                     ------------      ------------
      Total current liabilities                                                        36,706,000        14,411,000
                                                                                     ------------      ------------
Long-term portion of capital lease obligation - related party                                --             486,000
Long-term portion of equipment line of credit                                           2,042,000              --
Long-term portion of advances on contracts in progress                                  2,103,000         1,823,000
Deferred compensation                                                                   1,801,000         1,461,000
Deferred taxes                                                                             85,000            40,000
                                                                                     ------------      ------------
   Total long-term liabilities                                                          6,031,000         3,810,000
                                                                                     ------------      ------------
      Total liabilities                                                                42,737,000        18,221,000
                                                                                     ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized; 8,286,412 shares issued and outstanding on September 30, 2007 and 8,236,663 shares issued
      and outstanding on December 31, 2006                                                 83,000            82,000
   Additional paid-in capital                                                          19,650,000        19,077,000
   Accumulated deficit                                                                (10,612,000)       (9,756,000)
   Accumulated other comprehensive income                                                 127,000            60,000
                                                                                     ------------      ------------
      Total stockholders' equity                                                        9,248,000         9,463,000
                                                                                     ------------      ------------
      Total liabilities and stockholders' equity                                     $ 51,985,000      $ 27,684,000
                                                                                     ============      ============

                  See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                            ------------------------------      ------------------------------
                                                                2007              2006              2007              2006
                                                            ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                                           $  6,343,000      $  3,030,000      $ 16,782,000      $  7,185,000
   Contract research, service and license revenues             3,502,000         2,764,000         8,639,000         7,877,000
                                                            ------------      ------------      ------------      ------------
      Total net sales and revenues                             9,845,000         5,794,000        25,421,000        15,062,000
                                                            ------------      ------------      ------------      ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                                          6,062,000         2,985,000        14,801,000         6,678,000
   Cost of contract research, services and licenses            2,363,000         2,120,000         6,813,000         6,625,000
                                                            ------------      ------------      ------------      ------------
      Total cost of sales and revenues                         8,425,000         5,105,000        21,614,000        13,303,000

Gross margin                                                   1,420,000           689,000         3,807,000         1,759,000

Operating expenses
------------------
   Selling, general and administrative expenses                3,388,000         2,496,000         9,252,000         7,306,000
   Internal research and development expenses                     96,000           194,000           219,000           547,000
                                                            ------------      ------------      ------------      ------------
      Total operating expenses                                 3,484,000         2,690,000         9,471,000         7,853,000
                                                            ------------      ------------      ------------      ------------

Gain on sale of trademark                                      2,707,000              --           2,707,000              --
                                                            ------------      ------------      ------------      ------------

Income (loss) from operations                                    643,000        (2,001,000)       (2,957,000)       (6,094,000)
-----------------------------

Other income (expense), net                                      (83,000)           60,000           (94,000)           68,000
                                                            ------------      ------------      ------------      ------------

Income (loss) before income taxes and
-------------------------------------
   extraordinary gain                                            560,000        (1,941,000)       (3,051,000)       (6,026,000)
   ------------------

Income tax benefit                                               884,000              --             884,000              --
                                                            ------------      ------------      ------------      ------------

Income (loss) before extraordinary gain                     $  1,444,000      $ (1,941,000)     $ (2,167,000)     $ (6,026,000)
---------------------------------------

Extraordinary gain on equity investment in joint
   joint venture, net of tax                                   1,311,000              --           1,311,000              --
                                                            ------------      ------------      ------------      ------------
Net income (loss)                                           $  2,755,000      $ (1,941,000)     $   (856,000)     $ (6,026,000)
-----------------                                           ============      ============      ============      ============

Basic income (loss) per share:
   From continuing operations after income taxes            $       0.17      $      (0.24)     $      (0.26)     $      (0.77)
   From extraordinary gain, net of tax                              0.16              --                0.16              --
                                                            ------------      ------------      ------------      ------------
   Basic income (loss) per share                            $       0.33      $      (0.24)     $      (0.10)     $      (0.77)
                                                            ============      ============      ============      ============
Diluted income (loss) per share:
   From continuing operations after income taxes            $       0.17      $      (0.24)     $      (0.26)     $      (0.77)
   From extraordinary gain, net of tax                              0.16              --                0.16              --
                                                            ------------      ------------      ------------      ------------
   Diluted income (loss) per share                          $       0.33      $      (0.24)     $      (0.10)     $      (0.77)
                                                            ============      ============      ============      ============

Weighted average number of common and common shares
equivalent outstanding - basic                                 8,272,543         8,213,726         8,261,030         7,788,656
                                                            ============      ============      ============      ============

Weighted average number of common and common equivalent
shares outstanding - diluted                                   8,341,642         8,213,726         8,261,030         7,788,656
                                                            ============      ============      ============      ============

                         See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2007              2006
                                                                                ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                     $   (856,000)     $ (6,026,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 1,534,000         1,592,000
     Loss on impairment of capital equipment                                          78,000              --
     Loss on buy-out of capital lease                                                   --             105,000
     Gain on sale of trademark                                                    (2,707,000)             --
     Deferred taxes benefit                                                         (884,000)             --
     Extraordinary gain on equity investment in joint venture, net of tax         (1,311,000)             --
     Deferred compensation                                                            67,000            (2,000)
     Stock-based compensation                                                        389,000           180,000
     Increase (decrease) in inventory reserves                                      (134,000)           23,000
     Increase (decrease) in accounts receivable reserves                             (42,000)           68,000
     Changes in assets and liabilities:
       Restricted cash                                                              (122,000)          473,000
       Interest receivable                                                              --             (98,000)
       Accounts receivable                                                        (7,558,000)          958,000
       Inventories                                                               (14,061,000)         (671,000)
       Prepaid expenses and other current assets                                  (2,196,000)       (1,745,000)
       Accounts payable, accrued liabilities and other liabilities                 5,721,000           305,000
       Deposit - related party                                                       (67,000)          (45,000)
       Advances on contracts in progress                                          15,980,000         4,388,000
                                                                                ------------      ------------
         Net cash used in operating activities                                    (6,169,000)         (495,000)
                                                                                ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Purchase of short-term investments                                                   --          (7,500,000)
   Proceeds from maturity of short-term investments                                5,000,000         2,500,000
   Proceeds from sale of trademark to joint venture                                2,707,000              --
   Additions to property and equipment                                              (822,000)       (1,289,000)
   Increase in intangible and other assets                                          (107,000)         (237,000)
                                                                                ------------      ------------
         Net cash provided by (used in) investing activities                       6,778,000        (6,526,000)
                                                                                ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of common stock, net of offering costs                        --           7,730,000
   Borrowings from equipment line of credit, net                                   3,209,000              --
   Principal payment on capital lease obligations                                       --            (557,000)
   Principal payment on capital lease obligations - related parties                 (734,000)         (527,000)
   Proceeds from exercise of stock options                                           184,000           285,000
                                                                                ------------      ------------
         Net cash provided by financing activities                                 2,659,000         6,931,000
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                               3,268,000           (90,000)
Cash and cash equivalents, beginning of period                                     1,536,000         3,630,000
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $  4,804,000      $  3,540,000
                                                                                ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Cash paid during the period for:
   Interest                                                                     $    (16,000)     $    (77,000)
                                                                                ============      ============
   Interest - related party                                                     $     64,000      $    106,000
                                                                                ============      ============
   Income taxes                                                                 $      7,000      $      5,000
                                                                                ============      ============
Supplemental disclosure of non-cash investing activities:
---------------------------------------------------------
   Transfer of assets to joint venture                                          $    160,000      $       --
                                                                                ============      ============

              See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2007

1.   DESCRIPTION OF THE BUSINESS

        Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in three principal business areas: (i) solar, (ii) optoelectronics and (iii) biomedical, generally bringing to bear expertise in materials technologies across all three business areas.

        In the solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 190 factories in 46 countries. The Company also provides, directly and indirectly through its joint venture with Gloria Solar Co., Ltd (discussed in Note 2 below), custom and building integrated photovoltaic ("BIPV") modules, stand-alone emergency power backup and photovoltaic systems integration services using technology developed by the Company.

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

        The Company has incurred significant operating losses. Loss from operations, before gain on sales of licenses and extinguishment of purchase commitment, were $8.3 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively. Loss from operations before gains on sales of trademarks and formation of the joint venture for the nine months ended September 30, 2007 was $5.7 million. These losses from operations have resulted in cash losses (income (loss) from operations excluding non-operating gains on sales of licenses and trademark (minus non-cash adjustments) of approximately $5.4 million and $4.2 million in each of the years ended December 31, 2006 and 2005, respectively and approximately $3.8 million for the nine months ended September 30, 2007. The Company has funded these cash losses from cash receipts of $7.7 million from proceeds of a common stock offering in 2006, $6.7 million related to the sale of certain licenses to its medical products and solar technologies in 2005, $3.2 million of net bank borrowings in 2007 and the receipt of $4.0 million from the sale of the certain solar system assets in 2007. As of September 30, 2007, the Company had cash and cash equivalents of $4.8 million. While the Company believes it has inherent assets and technology that it could sell or license in the near term, there is no guarantee that the Company would be able to sell or license those assets on a timely basis and at appropriate values that would allow the Company to continue to fund its operating losses. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. The Company believes it has sufficient resources to continue as a going concern.

2.   RECENT TRANSACTIONS

Equity Investment in Joint Venture
----------------------------------

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar Co., Ltd. ("Gloria Solar") pursuant to which (i) the Company agreed to sell to Gloria Solar certain assets belonging to the Company's solar systems business for $4,000,000 and (ii) the Company and Gloria Solar agreed to form a joint venture named Gloria Spire Solar, LLC, for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar will own 55% of the joint venture and the Company will own 45% of the joint venture. In connection with the formation of the joint venture, (i) the Company agreed to contribute to the joint venture its assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar agreed to contribute $5,000,000 in cash. This transaction closed on September 4, 2007. The Company's initial investment was recorded at $2,356,000. The Company will use the equity method to account for its investment in the joint venture as it has significant influence over the investee however, lacks significant control. The Company will be reporting the ongoing financial results of the joint venture one quarter in arrears. As a result of applying the provisions of Accounting Principles Board ("APB") Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" to the differences between the fair value of the assets contributed and the cost basis on the Company's books, the Company recorded an extraordinary gain of $1,311,000, net of tax provision of $884,000. Additional recognition of the deferential will be recorded over time to offset the Company's ownership percentage of the amortization of the contributed intangibles assets as recorded on the joint venture's books. If the managing board of the joint venture determines that additional capital is required to support the operations of the Company, the joint venture shall make a call for additional funds. Within ten (10) days after the members have received written notice of the call, the members shall make additional capital contributions to the joint venture in proportion to each member's interest in the joint venture. If a member fails to fund its pro rata portion of any capital call, the non-defaulting member may purchase the defaulting member's shortfall; however, in no event may the Company's or Gloria Solar's interest in the joint venture be reduced to below 10%.

Sale of Solar System Production Line
------------------------------------

       The Company sold Gloria Solar a PV module line operated by the Company's solar system business along with the transfer of technology and rights to mark the modules with the Company's trademark to build, design and sell specialty BIPV and PV modules, in exchange for $4,000,000 in cash. As of September 30, 2007 the Company still had outstanding obligations to refurbish the module line and provide some additional PV module design work. The Company believes the sale of the trademark and the other goods and services meets the criteria of Emerging Issues Task Force ("EITF") 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE ELEMENTS," paragraph 9(a), as each element has utility on a stand-alone basis. Further, Question 1 to SAB Topic 13A-3f was considered as guidance for determining if the trademark fee under the Agreement should be recognized as a sale. As the trademark agreement has no term and is permanent in nature, the earnings process was complete; accordingly, the Company recognized a gain on the sale. The Company has determined the fair value of the trademark sale, the PV module line and services based on a third party appraisal. As a result, a $2,707,000 gain was recognized on the sale of the trademark in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007. The Company also recognized $708,000 in service revenue reflecting the delivery of PV technology designs to build PV modules. The Company has sold and will continue to sell this technology to other customers as part of its equipment business. Gloria Solar has further contracted with the Company to sell it additional PV module equipment lines at market prices.

3.   INTERIM FINANCIAL STATEMENTS

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2006, included in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

        In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from audited financial statements as of that date.

        The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

New Accounting Pronouncements
-----------------------------

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN 48. The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of January 1, 2007 and September 30, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

        The Company is currently subject to audit by the Internal Revenue Service for the calendar years ended 2003, 2004, 2005 and 2006. The Company and its subsidiaries state income tax returns are subject to audit for the calendar years ended 2003, 2004, 2005 and 2006.

        In February 2007, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. This Statement applies to all entities, including not-for-profit organizations. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements
        In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

4.   ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

     Net accounts receivable, trade consists of the following:

                                                                       September 30,     December 31,
                                                                           2007              2006
                                                                       ------------      ------------
          Amounts billed                                               $ 11,661,000      $  3,876,000
          Retainage                                                           8,000             8,000
          Accrued revenue                                                   172,000           399,000
                                                                       ------------      ------------
                                                                         11,841,000         4,283,000
          Less:  Allowance for sales returns and doubtful accounts         (231,000)         (273,000)
                                                                       ------------      ------------
          Net accounts receivable, trade                               $ 11,610,000      $  4,010,000
                                                                       ============      ============
          Advances on contracts in progress                            $ 24,199,000      $  8,219,000
                                                                       ============      ============

        Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $8,000 at September 30, 2007. All other accounts receivable are expected to be collected within one year.

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

5.   INVENTORIES

     Inventories consist of the following:

                                     September 30,    December 31,
                                         2007             2006
                                     ------------     ------------
          Raw materials              $  4,326,000     $  1,519,000
          Work in process              13,306,000        2,310,000
          Finished goods                  645,000          388,000
                                     ------------     ------------
                                     $ 18,277,000     $  4,217,000
                                     ============     ============

6.   INCOME (LOSS) PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                        -----------------------------     -----------------------------
                                                            2007             2006             2007             2006
                                                        ------------     ------------     ------------     ------------
Weighted average number of common and common
   equivalent shares outstanding - basic                   8,272,543        8,213,726        8,261,030        7,788,656
Add:  Net additional common shares upon assumed
   exercise of common stock options                           69,099             --               --               --
                                                        ------------     ------------     ------------     ------------
Adjusted weighted average number of common and
   common0 equivalents shares outstanding - diluted        8,341,642        8,213,726        8,261,030        7,788,656
                                                        ============     ============     ============     ============

        For both the three and nine months ended September 30, 2007, 6,250 shares, and for the three and nine months ended September 30, 2006, 42,000 and 22,500 shares, respectively, of common stock issuable relative to stock options had exercise prices per share that exceeded the average market price of the Company's common stock and were excluded from the calculation of diluted shares since the inclusion of such shares would be anti-dilutive.

        In addition, for the nine months ended September 30, 2007, 505,453 shares, and for the three and nine months ended September 30, 2006, 325,252 and 344,752 shares, respectively, of common stock related to stock options were excluded from the calculation of dilutive shares since the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

7.   OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                                                                                       Total
                                                      Solar              Biomedical         Optoelectronics           Company
                                                  ------------------------------------------------------------------------------
For the three months ended September 30, 2007
---------------------------------------------
Net sales and revenues                            $  6,208,000          $  2,594,000          $  1,043,000          $  9,845,000
Income (loss) from operations                     $  1,931,000          $   (362,000)         $   (926,000)         $    643,000

For the three months ended September 30, 2006
---------------------------------------------
Net sales and revenues                            $  2,459,000          $  2,537,000          $    798,000          $  5,794,000
Loss from operations                              $ (1,197,000)         $   (175,000)         $   (629,000)         $ (2,001,000)

For the nine months ended September 30, 2007
--------------------------------------------
Net sales and revenues                            $ 14,776,000          $  7,948,000          $  2,697,000          $ 25,421,000
Income (loss) from operations                     $    623,000          $ (1,088,000)         $ (2,492,000)         $ (2,957,000)

For the nine months ended September 30, 2006
--------------------------------------------
Net sales and revenues                            $  5,643,000          $  7,422,000          $  1,997,000          $ 15,062,000
Loss from operations                              $ (2,674,000)         $ (1,127,000)         $ (2,293,000)         $ (6,094,000)

        The following table shows net sales and revenues by geographic area (based on customer location):

                           Three Months Ended September 30,                             Nine Months Ended September 30,
               ------------------------------------------------------      ------------------------------------------------------
                   2007            %             2006           %              2007           %              2006            %
               ------------    --------      ------------    --------      ------------    --------      ------------    --------
Foreign        $  5,822,000          59%     $  1,774,000          31%     $  13,286,00          52%     $  5,234,000          35%
United States     4,023,000          41%        4,020,000          69%       12,135,000          48%        9,828,000          65%
               ------------                  ------------                  ------------                  ------------
               $  9,845,000         100%     $  5,794,000          100%    $ 25,421,000          100%    $ 15,062,000          100%
               ============                  ============                  ============                  ============

        Revenues from contracts with United States government agencies for the three months ended September 30, 2007 and 2006 were approximately $287,000 and $528,000, or 3% and 9% of consolidated net sales and revenues, respectively.

        Revenues from contracts with United States government agencies for the nine months ended September 30, 2007 and 2006 were approximately $724,000 and $1,616, or 3% and 11% of consolidated net sales and revenues, respectively.

        Two customers accounted for approximately 37% of the Company's gross sales during the three months ended September 30, 2007 and one customer accounted for approximately 36% of the Company's gross sales for the three months ended September 30, 2006. One customer accounted for approximately 22% of the Company's gross sales during the nine months ended September 30, 2007 and one customer accounted for approximately 12% of the Company's gross sales for the nine months ended September 30, 2006. Two customers represented approximately 57% of trade accounts receivable at September 30, 2007 and one customer represented approximately 39% of trade accounts receivable at September 30, 2006.

8.   INTANGIBLE AND OTHER ASSETS

        Patents amounted to approximately $104,000, net of accumulated amortization of approximately $670,000, at September 30, 2007. Licenses amounted to approximately $125,000, net of accumulated amortization of approximately $200,000 at September 30, 2007. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as approximately $632,000 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date.

        Estimated amortization expense for the periods ending December 31, is as follows:

                         Year                   Amortization Expense
           -----------------------------    ---------------------------

           2007 remaining 3 months                      $58,000
           2008                                         206,000
           2009                                         165,000
           2010                                         160,000
           2011                                         155,000
           Beyond 2011                                  117,000
                                            ---------------------------
                                                       $861,000
                                            ===========================

9.   AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                         September 30, 2007   December 31, 2006
                                         ------------------   -----------------

         Equity investments                   $1,418,000          $1,160,000
         Government bonds                        275,000             262,000
         Cash and money market funds             108,000              39,000
                                         ------------------   -----------------
                                              $1,801,000          $1,461,000
                                         ==================   =================

        These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of September 30, 2007, the net unrealized gain on these marketable securities was approximately $212,000.

10.  NOTES PAYABLE AND CREDIT ARRANGEMENTS

        The Company had a $2,000,000 Loan Agreement with Citizens Bank of Massachusetts which expired on June 26, 2007. On May 25, 2007, the Company and its wholly-owned subsidiary, Bandwidth Semiconductor, LLC ("Bandwidth"), entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank (the "Bank"). Under the Loan Agreement, for a one-year period, the Company and Bandwidth can borrow up to $3,500,000 in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Each advance made under the Loan Agreement will be due thirty-six
(36) months from the date the advance is made. Advances made under the Loan Agreement will bear interest at the Bank's prime rate, as determined, plus 0.5% (8.25% at September 30, 2007) and payable in thirty-six (36) consecutive monthly payments following the funding date of that advance. At September 30, 2007, the Company's borrowings from the line to finance certain capital equipment purchased previously by Bandwidth amounted to $3,209,000. At September 30, 2007, the Company was not in compliance with its profitability covenant for the third quarter. The Company has received a waiver from the Bank with respect to this covenant.

11.  STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. Based on an analysis of the Company's historical data, the Company applied 11% forfeiture rates to stock options outstanding in determining its Statement 123(R) stock-based compensation expense which it believes is a reasonable forfeiture estimate for the period. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock-based compensation expense of approximately $181,000 and $389,000 for the three and nine months ended September 30, 2007, respectively, and approximately $61,000 and $180,000 for the three and nine months ended September 30, 2006. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                     Three Months Ended September 30,    Nine Months Ended September 30,
                                                     -------------------------------     -------------------------------
                                                         2007               2006             2007               2006
                                                     ------------       ------------     ------------       ------------
                                                     $     12,000       $      4,000     $     31,000       $     12,000
Cost of contract research, services and licenses
Cost of goods sold                                         14,000              9,000           22,000             26,000
Administrative and selling                                155,000             48,000          336,000            142,000
                                                     ------------       ------------     ------------       ------------
      Total stock-based compensation                 $    181,000       $     61,000     $    389,000       $    180,000
                                                     ============       ============     ============       ============

        At September 30, 2007 the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the "1996 Plan") and the 2007 Stock Equity Plan (the "2007 Plan"). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.

        A summary of options outstanding under the 2007 Plan and 1996 Plan as of September 30, 2007 and changes during the nine-month period is as follows:

                                                                                                 Average
                                                                         Weighted-              Remaining          Aggregate
                                                     Number of            Average              Contractual         Intrinsic
                                                      Shares           Exercise Price          Life (Years)          Value
                                                ------------------   --------------------   -----------------   ----------------
Options Outstanding at December 31, 2006              416,002               $5.21
Granted                                               151,200               $9.40
Exercised                                             (49,749)              $3.71
Cancelled/expired                                     (12,000)              $7.81
                                                ------------------   --------------------
Options Outstanding at September 30, 2007             505,453               $6.55                 7.57            $3,704,000
                                                ==================   ====================

Options Exercisable at September 30, 2007             204,653               $4.72                 5.61            $1,875,000
                                                ==================   ====================

        The per-share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2007 and 2006 was $6.08 and $6.29 in 2007, respectively, and $4.48 and $4.86 in 2006, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                           Expected            Risk-Free          Expected              Expected
             Year       Dividend Yield       Interest Rate       Option Life       Volatility Factor
           --------   ------------------   -----------------   ---------------   ---------------------
             2007              --                4.50%            4.5 years              84.9%

        The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

12.  COMPREHENSIVE LOSS

        Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                    -------------------------------      --------------------------------
                                                        2007               2006              2007                2006
                                                    ------------       ------------      ------------        ------------
Net income (loss)                                   $  2,755,000       $ (1,941,000)     $   (856,000)       $ (6,026,000)
Other comprehensive income (loss):
   Unrealized gain (loss) on available for
   sale marketable securities, net of tax                 20,000             30,000            67,000              (2,000)
                                                    ------------       ------------      ------------        ------------
Total comprehensive income (loss)                   $  2,775,000       $ (1,911,000)     $   (789,000)       $ (6,028,000)
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

OVERVIEW

        Spire Corporation (the "Company") develops, manufactures and markets highly-engineered products and services in three principal business areas: solar equipment, biomedical and optoelectronics, bringing to bear expertise in materials technologies across all three business areas as discussed below.

        In the solar equipment area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 190 factories in 46 countries. The Company also provides , directly and indirectly through its joint venture with Gloria Solar Co., Ltd., discussed below, custom and building integrated photovoltaic modules, stand-alone emergency power backup and photovoltaic systems integration services using technology developed by the Company.

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

        Operating results will depend upon product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 52% of net sales and revenues for the nine months ended September 30, 2007, continue to constitute a significant portion of the Company's net sales and revenues.

RECENT TRANSACTIONS

Equity Investment in Joint Venture
----------------------------------

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar Co., Ltd. ("Gloria Solar") pursuant to which (i) the Company agreed to sell to Gloria Solar certain assets belonging to the Company's solar systems business for $4,000,000 and (ii) the Company and Gloria Solar agreed to form a joint venture named Gloria Spire Solar, LLC, for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar will own 55% of the joint venture and the Company will own 45% of the joint venture. In connection with the formation of the joint venture, (i) the Company agreed to contribute to the joint venture its assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar agreed to contribute $5,000,000 in cash. This transaction closed on September 4, 2007. The Company's initial investment was recorded at $2,356,000. The Company will use the equity method to account for its investment in the joint venture as it has significant influence over the investee however, lacks significant control. The Company will be reporting the ongoing financial results of the joint venture one quarter in arrears. As a result of applying the provisions of Accounting Principles Board ("APB") Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" to the differences between the fair value of the assets contributed and the cost basis on the Company's books, the Company recorded an extraordinary gain of $1,311,000, net of tax provision of $884,000. Additional recognition of the deferential will be recorded over time to offset the Company's ownership percentage of the amortization of the contributed intangibles assets as recorded on the joint venture's books. If the managing board of the joint venture determines that additional capital is required to support the operations of the Company, the joint venture shall make a call for additional funds. Within ten
(10) days after the members have received written notice of the call, the members shall make additional capital contributions to the joint venture in proportion to each member's interest in the joint venture. If a member fails to fund its pro rata portion of any capital call, the non-defaulting member may purchase the defaulting member's shortfall; however, in no event may the Company's or Gloria Solar's interest in the joint venture be reduced to below 10%.

Sale of Solar System Production Line

       The Company sold Gloria Solar a PV module line operated by the Company's solar system business along with the transfer of technology and rights to mark the modules with the Company's trademark to build, design and sell specialty BIPV and PV modules, in exchange for $4,000,000 in cash. As of September 30, 2007 the Company still had outstanding obligations to refurbish the module line and provide some additional PV module design work. The Company believes the sale of the trademark and the other goods and services meets the criteria of Emerging Issues Task Force ("EITF") 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE ELEMENTS," paragraph 9(a), as each element has utility on a stand-alone basis. Further, Question 1 to SAB Topic 13A-3f was considered as guidance for determining if the trademark fee under the Agreement should be recognized as a sale. As the trademark agreement has no term and is permanent in nature, the earnings process was complete; accordingly, the Company recognized a gain on the sale. The Company has determined the fair value of the trademark sale, the PV module line and services based on a third party appraisal. As a result, a $2,707,000 gain was recognized on the sale of the trademark in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007. The Company also recognized $708,000 in service revenue reflecting the delivery of PV technology designs to build PV modules. The Company has sold and will continue to sell this technology to other customers as part of its equipment business. Gloria Solar has further contracted with the Company to sell it additional PV module equipment lines at market prices.

Results of Operations

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                        September 30,
                                                     ----------------------------------    ----------------------------------
                                                           2007              2006               2007               2006
                                                     ---------------    ---------------    ---------------    ---------------
Net sales and revenues                                    100%              100%                 100%              100%
Cost of sales and revenues                                 86                88                   85                88
                                                     ---------------    ---------------    ---------------    ---------------
    Gross profit                                           14                12                   15                12
Selling, general and administrative expenses               34                43                   36                49
Internal research and development expenses                  1                 4                    1                 4
                                                     ---------------    ---------------    ---------------    ---------------
Gain on sale of trademark                                  27                 0                   10                 0
                                                     ---------------    ---------------    ---------------    ---------------
    Income (loss) from operations                           6               (35)                 (12)              (41)
Other income, net                                           0                 1                    0                 1
                                                     ---------------    ---------------    ---------------    ---------------
    Income (loss) before income tax benefit                 6               (34)                 (12)              (40)
Income tax benefit                                          9                --                    3                --
                                                     ---------------    ---------------    ---------------    ---------------
     Net income (loss)                                     15               (34)                  (9)              (40)
                                                     ---------------    ---------------    ---------------    ---------------
Extraordinary gain                                         13                --                    5                --
                                                     ---------------    ---------------    ---------------    ---------------
    Net income (loss) after extraordinary gain             28%              (34%)                 (4%)             (40%)
                                                     ===============    ===============    ===============    ===============

OVERALL

        The Company's total net sales and revenues for the nine months ended September 30, 2007 ("2007") were approximately $25,421,000 as compared to approximately $15,062,000 for the nine months ended September 30, 2006 ("2006"), an increase of approximately $10,359,000 or 69%. The increase was primarily attributable to an approximate $9,901,000 increase in solar equipment sales and an approximate $699,000 increase in optoelectronics sales. Additionally, catheter product sales in the Company's biomedical business unit increased approximately $852,000 in 2007 as compared with 2006, partially offset by a decrease of approximately $788,000 in biomedical research and development revenues.

SOLAR BUSINESS UNIT

        Sales in the Company's solar business unit increased 162% during the nine months ended September 30, 2007 to approximately $14,776,000 as compared to approximately $5,643,000 in 2006. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. The Company has focused its sales and marketing efforts on establishing the Company as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

OPTOELECTRONICS BUSINESS UNIT

        Revenues in the Company's optoelectronics business unit increased 35% to approximately $2,697,000 during the nine months ended September 30, 2007 as compared to approximately $1,997,000 in the prior year. The increase reflects an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects.

BIOMEDICAL BUSINESS UNIT

        Revenues of the Company's biomedical business unit increased 7% during the nine months ended September 30, 2007 to approximately $7,948,000 as compared to approximately $7,422,000 for the same period in 2006. The increase reflects increased revenues from the Company's catheter products and orthopedics coatings services offset by reduced revenues from research and development contracts.

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

NET SALES AND REVENUES

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                     Three Months Ended September 30,      Increase/(Decrease)
                                                     -------------------------------     -----------------------
                                                         2007               2006              $              %
                                                     ------------       ------------     ------------     ------
Sales of goods                                       $  6,343,000       $  3,030,000     $  3,313,000        109%
Contract research, services and license revenues        3,502,000          2,764,000          738,000         27%
                                                     ------------       ------------     ------------
   Net sales and revenues                            $  9,845,000       $  5,794,000     $  4,051,000         70%
                                                     ============       ============     ============

        The 109% increase in sales of goods for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to an increase in solar equipment revenues and an increase in catheter products sales. Solar equipment sales increased 358% in 2007 as compared to 2006 primarily due to an overall increase in solar power industry activity. Sales of catheters increased 12% due primarily to the introduction of its heparin-coated catheter that was introduced in the fourth quarter of 2006. This was partially offset by an 84% reduction in Solar systems revenue from a year ago.

        The 27% increase in contract research, services and license revenues for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily attributable a 31% increase in revenue from the Company's optoelectronics processing services ("Bandwidth"). There was increased demand for Bandwidth's services and commercial production runs of products from its development efforts. In addition, the Company recognized $708,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in fiscal third quarter 2007. This was offset by a decrease in contract revenues for Spire's biomedical research and development activities.

Revenues from Spire's research and development activities decreased 32% in 2007 as compared to 2006 primarily due to a decrease in the number and value of contracts associated with funded research and development.

        The following table categorizes the Company's net sales and revenues for the periods presented:

                                                     Nine Months Ended September 30,       Increase/(Decrease)
                                                     -------------------------------     -----------------------
                                                         2007               2006              $              %
                                                     ------------       ------------     ------------     ------
Sales of goods                                       $ 16,782,000       $  7,185,000     $  9,597,000        134%
Contract research, services and license revenues        8,639,000          7,877,000          762,000         10%
                                                     ------------       ------------     ------------     ------
   Net sales and revenues                            $ 25,421,000       $ 15,062,000     $ 10,359,000         69%
                                                     ============       ============     ============

        The 134% increase in sales of goods for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to an increase in solar equipment revenues and an increase in catheter products sales. Solar equipment sales increased 268% in 2007 as compared to 2006 primarily due to an overall increase in solar power industry activity. Sales of catheters increased 40% due primarily to the introduction of its heparin-coated catheter that was introduced in the fourth quarter of 2006.

        The 10% increase in contract research, services and license revenues for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily attributable to an increase in orthopedics and optoelectronics services. In addition, the Company recognized $708,000 in addition service revenue associated with the sale of technology services delivered to Gloria Solar in fiscal third quarter. Revenue from Bandwidth increased 35% in 2007 compared to 2006 as a result of increased demand for Bandwidth's services and commercial production runs of products from its development efforts. These increases were partially offset by a decrease in government research and development activities. Revenues from Spire's research and development activities decreased 46% in 2007 as compared to 2006 primarily due to a decrease in the number and value of contracts associated with funded research and development.

COST OF SALES AND REVENUES

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                  Three Months Ended September 30,                       Increase
                                        ----------------------------------------------------      -----------------------
                                            2007           %             2006           %              $             %
                                        ------------     ------      ------------     ------      ------------     ------
Cost of goods sold                      $  6,062,000         96%     $  2,985,000         99%     $  3,077,000        103%
Cost of contract research, services
   and licenses                            2,363,000         67%        2,120,000         77%          243,000         12%
                                        ------------                 ------------                 ------------
   Net cost of sales and revenues       $  8,425,000         86%     $  5,105,000         88%     $  3,320,000         65%
                                        ============                 ============                 ============

        The $3,077,000 (103%) increase in cost of goods sold was primarily due to increased costs within Spire's solar equipment product line corresponding to the 358% increase in solar equipment sales and a 12% increase in catheter product sales. The decrease in cost of goods sold as a percentage of revenue was the result of increased contribution margins in these product lines as increased production volume utilized more of the available capacity.

        The $243,000 (12%) increase in cost of contract research, service and license revenues in 2007 was primarily due to Bandwidth's costs increasing by 33% as the result of increase depreciation from two new MOCVD production reactors brought into service. In addition, the Company recorded a $32,000 charge to cost of contract research, service and license revenues, associated with an expected loss on completing a contract with the National Renewable Energy Laboratory ("NREL"). The loss represented the unreimbursed portion of Spire's expected expense to complete the contract. This was offset by reductions in the Company's government research and development activities corresponding to the lower level of government research and development revenues and contracts.

        The following table categorizes the Company's cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                   Nine Months Ended September 30,                       Increase
                                        ----------------------------------------------------      -----------------------
                                            2007           %             2006           %              $             %
                                        ------------     ------      ------------     ------      ------------     ------
Cost of goods sold                      $ 14,801,000         95%     $  6,678,000         93%     $  8,123,000        122%
Cost of contract research, services           88,000
   and licenses                            6,813,000         86%        6,625,000         84%                3%
                                        ------------                 ------------                 ------------
   Net cost of sales and revenues       $ 21,614,000         85%     $ 13,303,000         88%     $  8,311,000         62%
                                        ============                 ============                 ============

        The $8,123,000 (122%) increase in cost of goods sold was primarily due to increased costs within Spire's solar equipment product line corresponding to the 268% increase in solar equipment sales and a 40% increase in catheter products sales. The decrease in cost of goods sold as a percentage of revenue is the result of improved contribution margins in these product lines as increased production volume utilizes more of the available capacity.

        The $188,000 (3%) increase in cost of contract research, service and license revenues in 2007 is primarily due to decreased costs within the Company's government research and development activities corresponding to the lower level of government research and development revenues and contracts. Although optoelectronics revenues increased 35% from prior year level Bandwidth's costs increased by 9%. The Company recorded a $105,000 charge, to cost of contract research, service and license revenues, associated with an expected loss on completing a contract with the NREL. The loss represented the unreimbursed portion of Spire's expected expense to complete the contract.

OPERATING EXPENSES

        The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                  Three Months Ended September 30,                       Increase
                                        ----------------------------------------------------      -----------------------
                                            2007           %             2006           %              $             %
                                        ------------     ------      ------------     ------      ------------     ------
Selling, general and administrative     $  3,388,000         34%     $  2,496,000         43%     $    892,000         36%
Internal research and development             96,000          1%          194,000          3%          (98,000)       (51%)
                                        ------------                 ------------                 ------------
   Operating expenses                   $  3,484,000         35%     $  2,690,000         46%     $    794,000         30%
                                        ============                 ============                 ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The increase in selling, general and administrative expense was due primarily to commissions related to sales of solar equipment. The Company uses a network of independent sales representatives in addition to its internal sales personnel. The independent sales representatives are compensated on a straight commission whereas internal sales personnel receive a base salary plus commission. In addition, the Company has increased its sales and marketing of its equipment business. Selling, general and administrative expense decreased to 34% of sales and revenues as compared to 43% in the prior year. The reduction was primarily due to the 65% increase in sales and revenues compared to the 36% increase in expenses.

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

        The following table categorizes the Company's operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                   Nine Months Ended September 30,                       Increase
                                        ----------------------------------------------------      -----------------------
                                            2007           %             2006           %              $             %
                                        ------------     ------      ------------     ------      ------------     ------
Selling, general and administrative     $  9,252,000         36%     $  7,306,000         49%     $  1,946,000         27%
Internal research and development            219,000          1%          547,000          3%         (328,000)       (60%)
                                        ------------                 ------------                 ------------
   Operating expenses                   $  9,471,000         37%     $  7,853,000         52%     $  1,618,000         21%
                                        ============                 ============                 ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        The increase in selling, general and administrative expense was due primarily to commissions related to sales of solar equipment. The Company uses a network of independent sales representatives in addition to its internal sales personnel. The independent sales representatives are compensated on a straight commission whereas internal sales personnel receive a base salary plus commission. In addition, the Company has increased its sales and marketing of its equipment business. Selling, general and administrative expense decreased to 36% of sales and revenues as compared to 49% in the prior year. The reduction was primarily due to the 69% increase in sales and revenues compared to the 27% increase in expenses.

INTERNAL RESEARCH AND DEVELOPMENT

        The decrease in research and development costs was primarily a result of a reduction in internal research and development activities as a result of the Company's current cost sharing contract with NREL nearing completion.

GAIN ON SALE OF TRADEMARK

        The Company recorded a one-time gain of $2,707,000 on the sale of a trademark to Gloria Solar as part of a $4,000,000 PV module line and technology sale transaction. In addition, the Company recognized $708,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in the fiscal third quarter, deferring as revenue the remaining $585,000 until completion of additional technology services and the delivery of the PV production equipment.

OTHER EXPENSE, NET

        The Company earned approximately $5,000 and $98,000 of interest income for the three months ended September 30, 2007 and 2006, respectively. The Company incurred interest expense of approximately $88,000 and $36,000 for the three months ended September 30, 2007 and 2006, respectively. The decrease in interest income is due to lower cash balances held by the Company. Interest expense increased due to payments on the Company's outstanding Term Loan with Silicon Valley Bank partially offset by lower interest expense with respect to certain capital leases. The Company incurred a loss less than $1,000 during the three month period ending September 30, 2007, due to the conversion of Japanese Yen into U.S. dollars as compared to a loss of $2,000 for the same period in 2006.

        The Company earned approximately $58,000 and $192,000 of interest income for the nine months ended September 30, 2007 and 2006, respectively. The Company incurred interest expense of approximately $138,000 and $124,000 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in interest income is due to lower cash balances held by the Company. Interest expense decreased due to payments against the principal balance of certain capital leases. The Company lost approximately $14,000 during the nine month period ending September 30, 2007, due to the conversion of Japanese Yen into U.S. dollars as compared to income of less than $1,000 for the same period in 2006.

INCOME TAXES

        The Company recorded a benefit for income taxes of $884,000 for the three and nine months ended September 30, 2007, representing the reversal of the valuation allowance due to the expected utilization of net operating losses. The Company did not record an income tax benefit for the three and nine months ended September 30, 2006. A partial valuation allowance has been provided against the deferred tax assets due to uncertainty regarding the realization of the net operating loss in the future.

EXTRAORDINARY GAIN ON INVESTMENT IN JOINT VENTURE

        The Company recorded an extraordinary gain on investment in joint venture of $1,311,000, net of tax, based upon its 45% portion of tangible assets in the joint venture. The Company recorded its investment of $2,356,000 under "Equity investment in joint venture" on the consolidated balance sheet.

NET INCOME

        The Company reported net income for the three months ended September 30, 2007 of approximately $2,755,000, compared to a net loss of approximately $1,941,000 for the same period in 2006. The net increase in income of approximately

$4,696,000 is primarily due to gains from the sale of assets to Gloria Solar, and the extraordinary gain on its equity investment in its joint venture with Gloria Solar, LLC.

        The Company reported a net loss for the nine months ended September 30, 2007 of approximately $856,000, compared to a net loss of approximately $6,026,000 for the same period in 2006. The net loss decreased approximately $5,170,000 primarily due to gains from the sale of assets to Gloria Solar, and the extraordinary gain on its investment in its joint venture with Gloria Solar.

Liquidity and Capital Resources
-------------------------------

                                                                                            Increase/(Decrease)
                                                     September 30,      December 31,     -----------------------
                                                         2007               2006              $              %
                                                     ------------       ------------     ------------     ------
Cash and cash equivalents                            $  4,804,000       $  1,536,000     $  3,268,000        213%
Working capital (deficit)                            $  4,009,000       $  3,938,000     $     71,000          2%

        Cash and cash equivalents increased primarily due to cash from the Company's bank borrowings and customer advances. Cash was used to pay the outstanding balance on capital equipment acquired in 2006 for the expansion of the optoelectronics business unit, and to acquire inventory to fulfill future solar equipment orders. Generally the Company will receive advances from its solar equipment customers to fund its acquisition of inventory. The overall increase in working capital is due to purchases of inventory. The Company has historically funded its operating cash requirements using operating cash flow and proceeds from the sale and licensing of technology.

        On May 25, 2007, the Company and its wholly-owned subsidiary, Bandwidth Semiconductor, LLC ("Bandwidth"), entered into a Loan and Security Agreement (the "Loan Agreement") with Silicon Valley Bank ("SVB"). Under the Loan Agreement, for a one-year period, the Company and Bandwidth can borrow up to $3.5 million in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Each advance made under the Loan Agreement will be due thirty-six (36) months from the date the advance is made. Advances made under the Loan Agreement will bear interest at one half of one percentage point (0.5%) above SVB's prime rate and payable in thirty-six
(36) consecutive monthly payments following the funding date of that advance. On June 17, 2007 the Company did draw down the line for the full $3.5 million to finance certain capital equipment purchased previously by Bandwidth. At September 30, 2007, the Company's borrowings under the line amounted to $3,209,000.

        Under the terms of the Loan Agreement, as long as any commitment remains outstanding under the facility, the Company and Bandwidth must comply with an adjusted quick ratio covenant and a minimum quarterly net income covenant. In addition, until all amounts under the Loan Agreement are repaid, covenants under the Loan Agreement impose restrictions on the Company's and Bandwidth's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's or Bandwidth's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company, Bandwidth and their subsidiaries. Any failure by the Company or Bandwidth to comply with the covenants and obligations under the Loan Agreement could result in an event of default, in which case SVB may be entitled to declare all amounts owed to be due and payable immediately. The Company's and Bandwidth's obligations under the Loan Agreement are secured by substantially all of the Company's and Bandwidth's assets, with the exception of any intellectual property owned or licensed by the Company or Bandwidth. At September 30, 2007, the Company was not in compliance with its liquidity covenant for the third quarter. The Company has received a waiver from the SVB with respect to this covenant.

        The Company had a $2,000,000 Loan Agreement (the "Prior Loan Agreement") with Citizens Bank of Massachusetts which expired on June 27, 2007. The Prior Loan Agreement provided Standby Letter of Credit guarantees for certain foreign and domestic customers, which are 100% secured with cash. At September 30, 2007, the Company had approximately $132,000 of restricted cash associated with outstanding Letters of Credit. Standby Letters of Credit under this Prior Loan Agreement bear interest at 1%. It has an additional $380,000 of restricted cash associated with outstanding Letters of Credit of Credit and a certificate deposit securing potential Company's foreign exchange contracts opened with SVB.

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

        There are no material commitments by the Company for capital expenditures. At September 30, 2007, the Company's accumulated deficit was approximately $10,612,000, compared to accumulated deficit of approximately $9,756,000 as of December 31, 2006.

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar pursuant to which (i) the Company agreed to sell to Gloria Solar certain assets belonging to the Company's solar systems business for $4,000,000 and (ii) the Company and Gloria Solar agreed to form a joint venture for the purpose of pursuing the solar photovoltaic systems market within the United States. This transaction closed on September 4, 2007. Gloria Solar own 55% of the joint venture and the Company owns 45% of the joint venture. The joint venture will design, market, sells and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). In connection with the formation of the joint venture, (i) the Company contributed to the joint venture its assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar contributed $5,000,000 in cash.

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

           The Company assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. The Company will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which the Company has sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. On December 1, 2006, the Company and SPI-Trust amended the Lease Extension. The amendment increases the leased area to 91,701 square feet. Rent expense under this lease, as extended and amended, for the three and nine month periods ended September 30, 2007 was approximately $340,000 and $1,020,000 respectively. In connection with this lease, the Company is invoiced and pays certain SPI-Trust related expenses, including building maintenance and insurance. The Company invoices SPI-Trust on a monthly basis and SPI-Trust reimburses the Company for all such costs. The Company believes that the terms of the Lease

Extension, as amended, are commercially reasonable. The Company is currently negotiating with SPI-Trust for a new lease for the entire building of 144,000 sq ft. that would start December 1, 2007.

        In conjunction with the acquisition of Bandwidth by the Company, SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is sole trustee and principal beneficiary, purchased from Stratos Lightwave, Inc. (Bandwidth's former owner) the building that Bandwidth occupies in Hudson, New Hampshire for $3.7 million. Subsequently, the Company entered into a lease for the building (90,000 square feet) with SPI-Trust whereby the Company will pay $4.1 million to the SPI-Trust over an initial five-year term expiring in 2008 with a Company option to extend for five years. In addition to the rent payments the lease obligates the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($304,000 as of September 30, 2007.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. For the three and nine months ended September 30, 2007, interest expense was approximately $25,000 and $64,000 respectively. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                         Rate Per                                               Security
                         Year           Square Foot       Annual Rent        Monthly Rent       Deposit
         ---------------------------   -------------     --------------     --------------     ----------
         June 1, 2003 - May 31, 2004       $6.00             $ 540,000           $45,000        $135,000
         June 1, 2004 - May 31, 2005        7.50               675,000            56,250         168,750
         June 1, 2005 - May 31, 2006        8.50               765,000            63,750         191,250
         June 1, 2006 - May 31, 2007       10.50               945,000            78,750         236,250
         June 1, 2007 - May 31, 2008       13.50             1,215,000           101,250         303,750
                                                         --------------
                                                            $4,140,000
                                                         ==============

        At September 30, 2007, the remaining balance of capital lease obligation
- related party in the amount of $779,000 is reflected as a current liability in the Company's consolidated balance sheet.

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

        The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended September 30, 2007, is as follows:

                                             Rebates           Returns            Total
                                           ------------      ------------      ------------
          Balance - June 30, 2007          $    103,400      $     12,600      $    116,000
             Provision                           57,370            20,387            77,757
             Utilization                        (70,370)          (20,587)          (90,957)
                                           ------------      ------------      ------------
          Balance - September 30, 2007     $     90,400      $     12,400      $    102,800
                                           ============      ============      ============

        o Credits for rebates are recorded in the month of the actual sale.
        o Credits for returns are processed when the actual merchandise is received by the Company.
        o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

        The reserve percentage has declined to 9%, of inventory held by distributors from approximately 15%, over the last two years. This reflects lower rebates and returns associated with the Company's new heparin coated catheters. The Company performs various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors covered by sales incentive programs was approximately $1,300,000 at September 30, 2007.

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

IMPAIRMENT OF LONG-LIVED ASSETS

        Long-lived assets, including fixed assets and intangible assets, are continually monitored and are evaluated at least annually for impairment. The determination of recoverability is based on an estimate of undiscounted cash flows expected to result from the use of an asset and its eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to our business model or changes in our operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, we recognize an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. In 2007, the Company recorded a $78,000 charge, to cost of contract research, service and license revenues, for the impairment of production equipment which based on managements assessment had no future value to the Company. The products originally manufactured on the equipment were no longer economical to produce.

STOCK-BASED COMPENSATION

        On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, the Company has not restated its consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes stock-based compensation expense for all of the Company's stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 will be based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock option expense of approximately $181,000 and $389,000, respectively, for the three and nine months ended September 30, 2007.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
Arrangements

The following table summarizes the Company's gross contractual obligations at September 30, 2007 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                                     Payments Due by Period
                                       --------------------------------------------------------------------------------
                                                          Less than         2 - 3            4 - 5          More Than
         Contractual Obligations          Total            1 Year           Years            Years           5 Years
----------------------------------     ------------     ------------     ------------     ------------     ------------

Equipment line of credit (SVB)         $  3,612,000     $  1,404,000     $  2,208,000             --               --

Purchase obligations                   $  6,984,000     $  6,818,000     $    176,000             --               --

Capital leases:
  Related party capital lease          $    779,000     $    779,000             --               --               --

Operating leases:
  Unrelated party operating leases     $    346,000     $    117,000     $    195,000     $     34,000             --
  Related party operating lease        $    227,000     $    227,000             --               --               --

        Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not.

        Capital lease obligations outlined above include both the principal and interest components of these contractual obligations.

        At September 30, 2007, the Company maintained a Japanese yen account that held approximately JPY 89,753 (approximately $1,000). Total currency translation loss for the quarter ended September 30, 2007 of approximately $4,000 is reflected in other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

        Outstanding letters of credit totaled approximately $132,000 at September 30, 2007. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the

Company does not perform as contractually required. These letters of credit expire through 2007 and are 100% secured by cash.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

        There was no change in the Company's internal control over financial reporting that occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. During the second quarter the Company's recently hired Chief Accounting Officer resigned to pursue other opportunities. The Company has not replaced this position and during the most recent quarter has used consultants to fill this role. In addition, the recent growth in Company has strained certain internal controls. The Company as part of its Sarbanes Oxley requirements has been testing its internal controls and is now addressing internal weaknesses with new procedures. While it has made progress in correcting certain deficiencies, it has not and does not expect to correct all material weaknesses by year-end.

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

        OUR JOINT VENTURE TRANSACTION WITH GLORIA SOLAR MAY NOT REALIZE ALL OF ITS INTENDED BENEFITS.

        On September 4, 2007, we closed our previously announced a contractual relationship with Gloria Solar. Pursuant to this transaction, among other things, we formed a joint venture, owned 55% by Gloria Solar and 45% by us, for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). In connection with the formation of the joint venture, (i) we contributed to the joint venture our assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar contributed $5,000,000 in cash. In connection with the establishment of the joint venture, we may experience:

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.     OTHER INFORMATION

        None.

ITEM 6.     EXHIBITS

        2.1 Asset Purchase Agreement, dated as of July 31, 2007, by and between the Company and Gloria Solar Co., Ltd., incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission (the "SEC") on September 10, 2007.*+

        2.2 Contribution Agreement, dated as of July 31, 2007, by and among the Company, Gloria Solar Co., Ltd. and Gloria Solar (Delaware) Company, Ltd., incorporated by reference to Exhibit
                  2.2 to the Company's Form 8-K filed with the SEC on September 10, 2007.*+

        10(x) Operating Agreement of Gloria Spire Solar, LLC, dated July 31, 2007, by and among the Company, Gloria Solar (Delaware) Company, Ltd. and Gloria Spire Solar, LLC, incorporated by reference to Exhibit 10(x) to the Company's Form 8-K filed with the SEC on September 10, 2007.*

        31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002.

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

                                       Spire Corporation

Dated:     November 19, 2007           By:   /s/ Roger G. Little
                                           -------------------------------------
                                           Roger G. Little
                                           Chairman of the Board, Chief
                                           Executive Officer and President

Dated:     November 19, 2007           By:   /s/ Christian Dufresne
                                           -------------------------------------

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