Form 10-Q
period 2008-03-31
SPIRE CORP
filed 2008-05-14
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended March 31, 2008;

                                       or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from ______ to ______


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


       Indicate by "X" whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                                Accelerated filer |_|

Non-accelerated filer |_|                          Smaller reporting company |X|
(Do not check if a smaller
  reporting company)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

       The number of shares of the registrant's common stock outstanding as of May 2, 2008 was 8,330,688.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31,
           2008 and December 31, 2007......................................    1

           Unaudited Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 2008 and 2007..............    2

           Unaudited Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2008 and 2007..............    3

           Notes to Unaudited Condensed Consolidated Financial Statements..    4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  20

Item 4T.   Controls and Procedures..........................................  20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings................................................  22

Item 1A.   Risk Factors.....................................................  22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......  22

Item 3.    Defaults Upon Senior Securities..................................  22

Item 4.    Submission of Matters to a Vote of Security Holders..............  22

Item 5.    Other Information................................................  22

Item 6.    Exhibits.........................................................  23

           Signatures.......................................................  24

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,     December 31,
                                                                                     2008            2007
                                                                                 ------------    ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                                     $  2,196,000    $  2,372,000
   Restricted cash - current portion                                                  380,000         391,000
                                                                                 ------------    ------------
                                                                                    2,576,000       2,763,000

   Accounts receivable - trade, net                                                 8,738,000      12,766,000
   Inventories, net                                                                21,191,000      18,506,000
   Deposits on equipment for inventory                                              2,003,000       2,475,000
   Prepaid expenses and other current assets                                          631,000         542,000
                                                                                 ------------    ------------
       Total current assets                                                        35,139,000      37,052,000

Property and equipment, net                                                         6,277,000       6,209,000

Intangible and other assets, net                                                      866,000         851,000
Available-for-sale investments, at quoted market value (cost of $1,693,000 and
    $1,696,000 at 3/31/08 and 12/31/07, respectively)                               1,693,000       1,800,000
Equity investment in joint venture                                                  2,134,000       2,264,000
Deposit - related party                                                               304,000         304,000
                                                                                 ------------    ------------
       Total other assets                                                           4,997,000       5,219,000
                                                                                 ------------    ------------
       Total assets                                                              $ 46,413,000    $ 48,480,000
                                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related party                   $    190,000    $    486,000
   Current portion of equipment line of credit                                      1,167,000       1,167,000
   Accounts payable                                                                 3,923,000       2,909,000
   Accrued liabilities                                                              6,339,000       6,057,000
   Current portion of advances on contracts in progress                            21,465,000      23,599,000
                                                                                 ------------    ------------
     Total current liabilities                                                     33,084,000      34,218,000

Long-term portion of equipment line of credit                                       1,458,000       1,750,000
Long-term portion of advances on contracts in progress                              1,765,000       1,950,000
Deferred compensation                                                               1,693,000       1,800,000
Other long-term liabilities                                                            72,000          60,000
                                                                                 ------------    ------------
   Total long-term liabilities                                                      4,988,000       5,560,000
                                                                                 ------------    ------------
     Total liabilities                                                             38,072,000      39,778,000
                                                                                 ------------    ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized; 8,328,688 and
       8,321,188 shares issued and outstanding at March 31, 2008 and
       December 31, 2007, respectively                                                 83,000          83,000
   Additional paid-in capital                                                      20,208,000      19,999,000
   Accumulated deficit                                                            (11,950,000)    (11,442,000)
   Accumulated other comprehensive income, net                                           --            62,000
                                                                                 ------------    ------------
     Total stockholders' equity                                                     8,341,000       8,702,000
                                                                                 ------------    ------------
     Total liabilities and stockholders' equity                                  $ 46,413,000    $ 48,480,000
                                                                                 ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2008            2007
                                                                                 ------------    ------------
Net sales and revenues
----------------------
   Sales of goods                                                                $ 11,375,000    $  4,339,000
   Contract research, service and license revenues                                  3,543,000       2,658,000
                                                                                 ------------    ------------
     Total net sales and revenues                                                  14,918,000       6,997,000

Costs of sales and revenues
---------------------------
   Cost of goods sold                                                               8,859,000       3,526,000
   Cost of contract research, services and licenses                                 2,374,000       2,173,000
                                                                                 ------------    ------------
     Total cost of sales and revenues                                              11,233,000       5,699,000

                                                                                 ------------    ------------
Gross Margin                                                                        3,685,000       1,298,000

Operating expenses
------------------
   Selling, general and administrative expenses                                     3,778,000       3,008,000
   Internal research and development expenses                                         111,000          45,000
                                                                                 ------------    ------------
     Total operating expenses                                                       3,889,000       3,053,000
                                                                                 ------------    ------------

Loss from operations                                                                 (204,000)     (1,755,000)
--------------------

Interest income (expense), net                                                        (60,000)         18,000
Loss on equity investment in joint venture                                           (130,000)           --
Foreign exchange loss                                                                (114,000)         (9,000)
                                                                                 ------------    ------------
Total other income (expense), net                                                    (304,000)          9,000
                                                                                 ============    ============

Net loss                                                                         $   (508,000)   $ (1,746,000)
--------                                                                         ============    ============

Loss per share - basic and diluted                                               $      (0.06)   $      (0.21)
----------------------------------                                               ============    ============

Weighted average number of common and common equivalent shares outstanding -
   basic and diluted                                                                8,322,919       8,246,691
                                                                                 ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                     2008            2007
                                                                                 ------------    ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                      $   (508,000)   $ (1,746,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                                                    454,000         455,000
     Loss on impairment of capital equipment                                             --            78,000
     Loss on equity investment in joint venture                                       130,000            --
     Deferred compensation                                                            (62,000)         (1,000)
     Stock-based compensation                                                         196,000          71,000
     Decrease in accounts receivable reserves                                         (21,000)        (36,000)
     Decrease in inventory reserves                                                   (41,000)       (157,000)
     Changes in assets and liabilities:
       Restricted cash                                                                 11,000          (1,000)
       Accounts receivable                                                          4,049,000         987,000
       Inventories                                                                 (2,644,000)     (3,161,000)
       Deposits, prepaid expenses and other current assets                            383,000       1,249,000
       Accounts payable, accrued liabilities and other liabilities                  1,308,000      (1,275,000)
       Advances on contracts in progress                                           (2,319,000)      1,012,000
                                                                                 ------------    ------------
         Net cash provided by (used in) operating activities                          936,000      (2,525,000)
                                                                                 ------------    ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                                      --         5,000,000
   Purchase of property and equipment                                                (493,000)       (279,000)
   Increase in intangible and other assets                                            (44,000)        (28,000)
                                                                                 ------------    ------------
         Net cash provided by (used in) investing activities                         (537,000)      4,693,000
                                                                                 ------------    ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties                 (296,000)       (210,000)
   Principal payments on equipment line of credit, net                               (292,000)           --
   Proceeds from exercise of stock options                                             13,000         104,000
                                                                                 ------------    ------------
         Net cash used in financing activities                                       (575,000)       (106,000)
                                                                                 ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 (176,000)      2,062,000
Cash and cash equivalents, beginning of period                                      2,372,000       1,536,000
                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                         $  2,196,000    $  3,598,000
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest received                                                             $      9,000    $     44,000
                                                                                 ============    ============
   Interest paid                                                                 $     62,000    $      1,000
                                                                                 ============    ============
   Interest paid - related party                                                 $      7,000    $     25,000
                                                                                 ============    ============

                  See accompanying notes to unaudited condensed
                       consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2008 AND 2007

1.     DESCRIPTION OF THE BUSINESS

       Spire Corporation ("Spire" or the "Company") is a Massachusetts corporation incorporated in 1969. The Company's principal offices are located at One Patriots Park, Bedford, Massachusetts, and its phone number is (781) 275-6000. The Company's SEC filings are available through its website, www.spirecorp.com. The Company's common stock trades on the Nasdaq Global Market under the symbol "SPIR".

        The Company principally develops, manufactures and markets customized turnkey solutions for the solar industry, including manufacturing equipment and full turnkey lines for cell and module production and testing. The Company also offers through its subsidiary Spire Semiconductor concentrator cell and light-emitting diode ("LED") fabrication services and through its joint venture, Gloria Spire Solar, photovoltaic ("PV") system integration services. The Company also operates a line of business associated with advanced biomedical applications. The foundation for the Company's business is its industry-leading expertise in materials technologies and surface treatments; this proprietary knowledge enables the Company to further develop its offerings in solar equipment, optoelectronics and biomedical products and services.

       In the PV solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 190 factories in 50 countries.

       In addition to the Company's cell and module manufacturing solutions, it has a device fabrication facility where it produces, under contract with its customers, gallium arsenide (GaAs) concentrator cells. Under the name Spire Semiconductor, this division produces GaAs concentrator cells, high performance LEDs, and other custom semiconductor foundry services for the Company's customers.

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

       In July 2007, the Company entered into a joint venture with Gloria Solar Co., Ltd., a leading cell and module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. The Company's 45% ownership stake in the joint venture, Gloria Spire Solar, LLC, was obtained through the contribution of its building integrated photovoltaic business to Gloria Solar. This transaction has allowed the Company to focus more of its attention on its core solar business, while continuing to expand the Spire brand name in the marketplace.

       The Company has been in the solar business for over 30 years and has been active in research and development in the space, with over $100 million of research and development conducted which has led to over 60 patents granted to date, as well as cell and module production, having been a pioneer in the early development of solar technology. This expertise has provided the platform and expertise for the Company's manufacturing equipment.

       Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line. Export sales, which amounted to 61% of net sales and revenues for the quarter ending March 31, 2008, continue to constitute a significant portion of the Company's net sales and revenues.

       The Company has incurred significant operating losses in 2008, 2007 and 2006. Loss from operations, before gain on sales of trademarks, were $6.4 million and $8.3 million in 2007 and 2006, respectively. Loss from operations for the quarter ended March 31, 2008 was $204,000. These losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $5.9 million and $5.4 million in 2007 and 2006, respectively. The Company has funded these cash losses from cash receipts of $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark in 2007 and $7.7 million from the sale of equity in 2006. For the quarter ended March 31, 2008, the cash gain (loss from operations plus or minus non-cash adjustments) was $452,000. As of March 31, 2008, the Company had unrestricted cash and cash equivalents of $2.2 million compared to unrestricted cash and cash equivalents of

$2.4 million as of December 31, 2007. While the Company believes it has inherent assets and technology that it could sell or license in the near term, there is no guarantee that the Company would be able to sell or license those assets on a timely basis and at appropriate values that would allow the Company to continue to fund its operating losses. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, the Company believes it has sufficient resources to continue as a going concern through at least March 31, 2009.

2.     INTERIM FINANCIAL STATEMENTS

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

       In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 2008 and December 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements as of that date.

       The accounting policies followed by the Company are set forth in Footnote 2 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements
-----------------------------

       In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R ("FAS 141R"), BUSINESS COMBINATIONS, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation.

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

       In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("FAS 161"), DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation.

3.     ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

       Net accounts receivable, trade consists of the following:


                                             March 31, 2008    December 31, 2007
                                             --------------    -----------------

       Amounts billed                          $ 7,810,000        $11,142,000
       Retainage                                     8,000              8,000
       Accrued revenue                           1,129,000          1,846,000
                                               -----------        -----------
                                                 8,947,000         12,996,000
       Less:  Allowance for sales returns
         and doubtful accounts                    (209,000)          (230,000)
                                               -----------        -----------
       Net accounts receivable, trade           $8,738,000        $12,766,000
                                               ===========        ===========
       Advances on contracts in progress       $23,230,000        $25,549,000
                                               ===========        ===========


       Retainage represents revenues on certain United States government sponsored research and development contracts. These amounts, which usually represent 15% of the Company's research fee on each applicable contract, are not collectible until a final cost review has been performed by government auditors. Included in retainage are amounts expected to be collected after one year, which totaled approximately $8,000 at March 31, 2008 and December 31, 2007. The government's most recent audit was as of December 31, 2006, with no adverse impact. All other accounts receivable are expected to be collected within one year.

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

4.     INVENTORIES

       Inventories, net of $313,000 and $354,000 of reserves at March 31, 2008 and December 31, 2007, respectively, consist of the following at:


                                     March 31, 2008      December 31, 2007
                                     --------------      -----------------

       Raw materials                   $ 4,860,000          $ 4,989,000
       Work in process                   7,624,000           12,951,000
       Finished goods                    8,707,000              566,000
                                       -----------          -----------
                                       $21,191,000          $18,506,000
                                       ===========          ===========

5.     INCOME (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of the Company's reported basic and diluted income (loss) per share computations for the periods ended:

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2008           2007
                                                             ---------      ---------
       Weighted average number of common and common
         equivalent shares outstanding - basic               8,322,919      8,246,691
       Add: Net additional common shares upon assumed
         exercise of common stock options                          --             --
                                                             ---------      ---------
       Adjusted weighted average number of common and
         common equivalents shares outstanding - diluted     8,322,919      8,246,691
                                                             =========      =========

       For the three months ended March 31, 2008 and 2007, 208,847 and 101,050 shares, respectively, of common stock related to stock options were excluded from the calculation of dilutive shares because the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

       In addition, for the three months ended March 31, 2007, 6,250 shares of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.     OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                                                                         Total
                                                      Solar          Biomedical    Optoelectronics      Company
                                                  ----------------------------------------------------------------
For the three months ended March 31, 2008
-----------------------------------------
Net sales and revenues                             $10,673,000      $ 2,808,000      $ 1,437,000      $14,918,000
Income (loss) from operations                      $   328,000      $  (176,000)     $  (356,000)     $  (204,000)

For the three months ended March 31, 2007
-----------------------------------------
Net sales and revenues                             $ 3,594,000      $ 2,505,000         $898,000      $ 6,997,000
Loss from operations                               $  (583,000)     $  (512,000)     $  (660,000)     $(1,755,000)


The following table shows net sales and revenues by geographic area (based on customer location):

                                         Three Months Ended March 31,
                               -----------------------------------------------
                                 2008            %           2007          %
                               -----------    ------     ----------    -------

       United States           $ 5,815,000      39%      $3,211,000       46%
       Europe/Africa             5,219,000      35%       1,702,000       24%
       Asia                      3,647,000      24%       1,997,000       29%
       Rest of the world           237,000       2%          87,000        1%
                               -----------    ------     ----------    -------
                               $14,918,000     100%      $6,997,000      100%
                               ===========    ======     ==========    =======

       Revenues from contracts with United States government agencies for the three months ended March 31, 2008 and 2007 were approximately $400,000 and $254,000, or 3% and 4% of consolidated net sales and revenues, respectively.

       One customer accounted for approximately 19% and three customers accounted for approximately 50% of the Company's gross sales during the three months ended March 31, 2008 and 2007, respectively. One customer represented 31% of trade account receivables at March 31, 2008 and two customer represented 46% of trade account receivables at December 31, 2007.

7.     INTANGIBLE AND OTHER ASSETS

       Patents amounted to $130,000 net of accumulated amortization of $700,000, at March 31, 2008. Licenses amounted to $93,000, net of accumulated amortization of $232,000 at March 31, 2008. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $603,000 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date.

       Estimated amortization expense for the periods ending December 31, is as follows:

                            Year                 Amortization Expense
                -----------------------------    --------------------

                2008 remaining 9 months               $153,000
                2009                                   171,000
                2010                                   166,000
                2011                                   159,000
                2012 and beyond                        177,000
                                                 --------------------
                                                      $826,000
                                                 ====================

       Also included in other assets are approximately $40,000 of refundable deposits made by the Company at March 31, 2008.

8.     AVAILABLE-FOR-SALE INVESTMENTS

       Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:


                                             March 31, 2008    December 31, 2007
                                           -----------------   -----------------

            Equity investments                $1,410,000         $1,411,000
            Government bonds                     259,000            303,000
            Cash and money market funds           24,000             86,000
                                           -----------------   -----------------
                                              $1,693,000         $1,800,000
                                           =================   =================

       These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss, net of related tax effect. As of March 31, 2008, the net unrealized gain on these marketable securities was less than $1,000.

       Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with resprect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value which focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

       The hierarchy established under FAS 157 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by FAS 157, the Company's available for sale investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FAS 157, and its applicability to the Company's available for sale investments, are described below:

       Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by FAS 157, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

       Level 2 - Pricing inputs are quoted prices for similar investments, or inputs that are observable, either directly or indirectly, for substantially the full term through corroboration with observable market data. Level 2 includes investments valued at quoted prices adjusted for legal or contractual restrictions specific to these investments.

       Level 3 - Pricing inputs are unobservable for the investment, that is, inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability. Level 3 includes investments that are supported by little or no market activity.

       The following table presents the financial instruments carried at fair value as of March 31, 2008 by FAS 157 valuation hierarchy (as defined above).

                                                   Level 1          Level 2          Level 3           Total
                                               --------------------------------------------------------------------
          Available for sale investments         $1,377,000         $316,000            --            $1,693,000
          Percent of total                           81%              19%               --               100%

9.     NOTES PAYABLE AND CREDIT ARRANGEMENTS

       The Company had a $2,000,000 Loan Agreement with Citizens Bank of Massachusetts which expired on June 26, 2007. On May 25, 2007, the Company and its wholly-owned subsidiary, Spire Semiconductor, LLC, entered into a Loan and Security Agreement (the "Equipment Credit Facility") with Silicon Valley Bank (the "Bank"). Under the Equipment Credit Facility, for a one-year period, the Company and Spire Semiconductor could borrow up to $3,500,000 in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Each advance made under the Equipment Credit Facility would be due thirty-six (36) months from the date the advance is made. Advances made under the Equipment Credit Facility would bear interest at the Bank's prime rate, as determined, plus 0.5% and payable in thirty-six (36) consecutive monthly payments following the funding date of that advance.

       On March 31, 2008, the Company entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide the Company with a credit line up to $5,000,000. The Company's obligations under the Equipment Credit Facility are secured by substantially of its assets and advances under the Revolving Credit Facility are limited to 80% of eligible receivables and the lesser of 25% of the value of its eligible inventory, as defined, or $2,500,000 if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%) (7% at March 31, 2008). In addition, the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month in the event the Company is in default of its covenants and agreed to the following additional terms: (i) $50,000 commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. The Revolving Credit Facility, if not sooner terminated in accordance with its terms, expires on March 30, 2009. In addition the Company's existing Equipment Credit Facility was amended whereby the Bank granted a waiver for the Company's defaults for not meeting its December 31, 2007 quarter liquidity and profit covenants and for not meeting its January and February 2008 liquidity covenants. Further the covenants were amended to match the new covenants contained in the Revolving Credit Facility. The Company's interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent to the greater of Bank Prime plus one percent (1%) or seven percent (7%) (7% at March 31, 2008).

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

       At March 31, 2008, the Company's outstanding borrowings from the Equipment Credit Facility amounted to $2,625,000 and there were no borrowings from the Revolving Credit Facility. The Company was not in compliance with its covenants as of March 31, 2008, but not in default because a Bank waiver has been received.

       On May 13, 2008, the Bank amended each of the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance will be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.

10.    STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

       On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. Based on an analysis of the Company's historical data, for the three months ended March 31, 2008 and 2007, the Company applied 8% and 14% forfeiture rates, respectively, to stock options outstanding in determining its Statement 123(R) stock-based compensation expense which it believes are reasonable forfeiture estimates for the periods. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock-based compensation expense of approximately $196,000 and $71,000 for the three months ended March 31, 2008 and 2007, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                                Three Months Ended March 31,
                                                             ------------------------------------
                                                                  2008                 2007
                                                             ----------------     ---------------
          Cost of contract research, services and licenses       $ 13,000             $  5,000
          Cost of goods sold                                       32,000                1,000
          Administrative and selling                              151,000               65,000
                                                             ----------------     ---------------
                Total stock-based compensation                   $196,000             $ 71,000
                                                             ================     ===============

       At March 31, 2008 the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the "1996 Plan") and the 2007 Stock Equity Plan (the "2007 Plan"). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006. Accordingly, future grants may be made only under the 2007 Plan.

       A summary of options outstanding under the 2007 Plan and 1996 Plan as of March 31, 2008 and changes during the three-month period is as follows:

                                                                                              Average
                                                                       Weighted-             Remaining         Aggregate
                                                    Number of        Average Exercise       Contractual        Intrinsic
                                                     Shares              Price              Life (Years)         Value
                                                 ---------------    ------------------    ---------------    -------------
Options Outstanding at December 31, 2007             495,177             $ 7.10
Granted                                               25,000             $12.75
Exercised                                             (7,500)            $ 1.78
Cancelled/expired                                     (3,500)            $ 9.60
                                                 ---------------    ------------------
Options Outstanding at March 31, 2008                509,177             $ 7.44                7.47           $4,032,549
                                                 ===============    ==================

Options Exercisable at March 31,  2008               223,492             $ 5.94                5.96           $2,106,295
                                                 ===============    ==================

       No stock options were granted during the three months ended March 31, 2007. The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2008 was $7.28 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                         Expected          Risk-Free         Expected            Expected
            Year      Dividend Yield     Interest Rate      Option Life      Volatility Factor
          ---------   ----------------   --------------   ----------------   ------------------
            2008             --               2.42%           4.5 years            70.69%

       The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

11.    COMPREHENSIVE LOSS

       Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                                                   For the Three Months Ended March 31,
                                                                                   ------------------------------------
                                                                                        2008                 2007
                                                                                   ----------------     ---------------
       Net loss                                                                      $(508,000)           $(1,746,000)
       Other comprehensive income:
         Unrealized gain on available for sale marketable securities, net of tax          --                    1,000
                                                                                   ----------------     ---------------
       Total comprehensive loss                                                      $(508,000)           $(1,745,000)
                                                                                   ================     ===============

12.    SUBSEQUENT EVENTS

       On May 13, 2008, the Bank amended each of the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance will be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "MAY", "COULD", "WOULD", "SHOULD", "WILL", "EXPECTS", "ANTICIPATES", "INTENDS", "PLANS", "BELIEVES", "ESTIMATES", AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS DISCUSSED OR REFERRED TO IN THIS REPORT AND IN THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007. THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN LIGHT OF THOSE FACTORS AND IN CONJUNCTION WITH OUR ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO.

OVERVIEW

       We principally develop, manufacture and market customized turnkey solutions for the solar industry, including manufacturing equipment and full turnkey lines for cell and module production and testing. We also offer through our subsidiary Spire Semiconductor concentrator cell and light-emitting diode ("LED") fabrication services and through our joint venture Gloria Spire Solar photovoltaic ("PV") system integration services. We also operate a line of business associated with advanced biomedical applications. The foundation for our business is our industry-leading expertise in materials technologies and surface treatments; this proprietary knowledge enables us to further develop our offerings in solar equipment, optoelectronics and biomedical products and services.

       Our initial focus on high-energy physics led to the development of our first product, the SPI-PULSE electron beam generator, to support research in radiation effects testing. We moved into the space solar cell business after signing a contract to develop solar cell coverslip for radiation hardening. In addition, we began to develop a new technology based on ion implantation and pulsed electron beam annealing of silicon solar cells. As a result of the energy crisis in the early 1980s, which forced the United States to consider photovoltaics for terrestrial applications, we received our first terrestrial solar cell contract for low cost production using our ion implantation technology. We leveraged this knowledge to develop our state-of-the-art manufacturing equipment, in addition to our offerings in the optoelectronics and biomaterials industries.

       As photovoltaic cell and module manufacturers ramp up production to meet increasing demand, they will first need to acquire greater quantities of turnkey equipment in order to produce more photovoltaic cells and modules. We believe that we are one of the world's leading suppliers of the manufacturing equipment and technology needed to produce solar photovoltaic power systems. Our individual manufacturing equipment products and our SPI-LINETM integrated turnkey cell and module production lines can be highly scaled, customized, and automated with high throughput. These systems are designed to meet the needs of a broad range of customers ranging from manufacturers relying on mostly manual processes, to some of the largest photovoltaic manufacturing companies in the world.

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

       We have been in the solar business for over 30 years and have been active in research and development in the space, with over $100 million of research and development conducted which has led to over 60 patents granted to date, as well as cell and module production, having been a pioneer in the early development of solar technology. This expertise has provided the platform and expertise for our manufacturing equipment. We have equipment deployed in approximately 50 countries.

       Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line. Export sales, which amounted to 61% of net sales and revenues for the three months ended March 31, 2008, continue to constitute a significant portion of our net sales and revenues.

Results of Operations
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                                       Three Months Ended March 31,
                                                                      ---------------------------------
                                                                          2008              2007
                                                                      --------------    ---------------
              Net sales and revenues                                        100%               100%
              Cost of sales and revenues                                    75                 81
                                                                      --------------    ---------------
                Gross profit                                                25                 19
              Selling, general and administrative expenses                  25                 43
              Internal research and development expenses                     1                  1
                                                                      --------------    ---------------
                Loss from operations                                        (1)               (25)
              Other income (expense), net                                   (2)                 --
                                                                      --------------    ---------------
                Loss before income tax benefit                              (3)               (25)
              Income tax benefit                                             --                  --
                                                                      --------------    ---------------
                Net loss                                                     (3%)              (25%)
                                                                      ==============    ===============

OVERALL

       Our total net sales and revenues for the three months ended March 31, 2008 ("2008") were $14,918,000 as compared to $6,997,000 for the three months ended March 31, 2007 ("2007"), which represents an increase of $7,921,000 or 113%. The increase was primarily attributable to a $7,079,000 increase in solar sales and a $539,000 increase in optoelectronics sales.

SOLAR BUSINESS UNIT

       Sales in our solar business unit increased 197% during 2008 to $10,673,000 as compared to $3,594,000 in 2007. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. We have focused our sales and marketing efforts on establishing ourselves as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

BIOMEDICAL BUSINESS UNIT

       Revenues of our biomedical business unit increased 12% during 2008 to $2,808,000 as compared to $2,505,000 in 2007. The increase reflects increased revenues from our research and development contracts and orthopedics coatings services offset by reduced revenues from catheter products.

OPTOELECTRONICS BUSINESS UNIT

       Revenues in our optoelectronics business unit increased 60% to $1,437,000 during 2008 as compared to $898,000 in 2007. The increase reflects an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
-------------------------------------------------------------------------------

NET SALES AND REVENUES

       The following table categorizes our net sales and revenues for the periods presented:

                                                            Three Months Ended March 31,                Increase
                                                          ---------------------------------     -------------------------
                                                               2008              2007                 $             %
                                                          ---------------    --------------     --------------    -------
      Sales of goods                                         $11,375,000        $4,339,000         $7,036,000      162%
      Contract research, services and license revenues         3,543,000         2,658,000            885,000       33%
                                                          ---------------    --------------     --------------
         Net sales and revenues                              $14,918,000        $6,997,000         $7,921,000      113%
                                                          ===============    ==============     ==============    =======

       The 162% increase in sales of goods for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a decrease in catheter products sales. Solar equipment sales increased 210% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity. Sales of catheters decreased approximately 3%.

       The 33% increase in contract research, services and license revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to an increase in orthopedics, optoelectronics and government research and development activities. Revenue from our optoelectonics processing services (Spire Semiconductor) increased 64% in 2008 compared to 2007 as a result of an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects. Revenues from our research and development activities increased 64% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 8% in 2008 as compared to 2007.

COST OF SALES AND REVENUES

       The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                     Three Months Ended March 31,                          Increase
                                         ------------------------------------------------------    --------------------------
                                             2008             %            2007           %              $              %
                                         --------------     ------     -------------    -------    --------------    --------
Cost of goods sold                         $ 8,859,000        78%        $3,526,000        81%       $5,333,000         151%
Cost of contract research, services
   and licenses                              2,374,000        67%         2,173,000        82%          201,000           9%
                                         --------------                -------------               --------------
   Net cost of sales and revenues          $11,233,000        75%        $5,699,000        81%       $5,534,000          97%
                                         ==============                =============               ==============

       Cost of goods sold increased 151% in 2008 as compared to 2007, primarily as a result of the 162% increase in related revenues. As a percentage of sales, cost of goods sold was 78% of sales of goods in 2008 as compared to 81% of sales in 2007. This reduction in the percentage of sales in 2008 is due to higher levels of revenue along with better utilization of solar manufacturing overhead.

       Cost of contract research, services and licenses increased 9% in 2008 as compared to 2007, primarily as a result of the 33% increase in related revenues and increased costs at our optoelectronics facility (Spire Semiconductor) along with increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue decreased to 67% of revenues in 2008 from 82% in 2007, primarily due to the increase in related revenues and better utilization of biomedical and its optoelectronic factory overhead.

       Cost of sales and revenues also includes approximately $45,000 and $6,000 of stock-based compensation for the three months ending March 31, 2008 and 2007, respectively, due to the adoption of SFAS 123(R) in 2006.

OPERATING EXPENSES

       The following table categorizes the our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                     Three Months Ended March 31,                          Increase
                                         ------------------------------------------------------    -------------------------
                                             2008             %            2007           %             $               %
                                         --------------     ------     -------------    -------    -------------     --------
Selling, general and administrative         $3,778,000        25%        $3,008,000        43%         $770,000          26%
Internal research and development              111,000         1%            45,000         1%           66,000         147%
                                         --------------                -------------               -------------
   Operating expenses                       $3,889,000        26%        $3,053,000        44%         $836,000          27%
                                         ==============                =============               ==============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expense increased 26% in 2008 as compared to 2007, primarily as a result of an increase in stock-based compensation, professional services used by us and higher head count and related employee costs. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 25% of sales and revenues in 2008 as compared to 43% in 2007. The reduction was primarily due to the 113% increase in sales and revenues partially offset by the 26% increase in expenses.

       Operating expenses includes approximately $151,000 and $65,000 of stock-based compensation for the three months ending March 31, 2008 and 2007, respectively, due to the adoption of SFAS 123(R) in 2006.

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development expense increased 147% in 2008 as compared to 2007, primarily as a result of our cost sharing contract with the National Renewable Energy Laboratory ("NREL") reducing 2007 costs.

OTHER INCOME (EXPENSE), NET

       We earned $9,000 and $44,000 of interest income for the quarters ended March 31, 2008 and 2007, respectively. The decreased interest income is due to lower cash balances held by us during 2008 compared with 2007. We incurred interest expense of $69,000 and $26,000 for the quarters ended March 31, 2008 and 2007, respectively. The increased interest expense is due to higher interest payments associated with the $3.5 million term loan outstanding with Silicon Valley Bank compared with 2007 interest expenses primarily associated with interest incurred on capital leases associated with the semiconductor foundry.

       We recorded a $130,000 loss on equity investment in joint venture with Gloria Solar for the quarter ended March 31, 2008.

       Due to the conversion of U.S. dollars into Japanese Yen, we lost approximately $114,000 and $9,000 during the quarters ended March 31, 2008 and 2007, respectively.

INCOME TAXES

       We did not record an income tax benefit for the three months ended March 31, 2008 and 2007. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

NET INCOME

       We reported a net loss for the three months ended March 31, 2008 of approximately $508,000, compared to a net loss of $1,746,000 in 2007. The net loss decreased approximately $1,238,000 primarily due to the increase in sales and revenues and the improvement in gross margins.

Liquidity and Capital Resources
-------------------------------

                                                                                       Decrease
                                           March 31,        December 31,      --------------------------
                                             2008               2007                $              %
                                        ---------------    --------------     --------------    --------
      Cash and cash equivalents              $2,196,000        $2,372,000        $ (176,000)       (7%)
      Working capital                        $2,055,000        $2,834,000        $ (779,000)      (27%)

       Cash and cash equivalents decreased slightly due to cash used in investing and financing activities, partially offset by cash provided by operating activities. The overall reduction in working capital is due to cash losses from operations and an additional investment in property and equipment of $493,000. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and proceeds from the sale of equity securities.

       We had a $2,000,000 Loan Agreement with Citizens Bank of Massachusetts which expired on June 26, 2007. On May 25, 2007, we and our wholly-owned subsidiary, Spire Semiconductor, LLC, entered into a Loan and Security Agreement (the "Equipment Credit Facility") with Silicon Valley Bank (the "Bank"). Under the Equipment Credit Facility, for a one-year period, we and Spire Semiconductor could borrow up to $3,500,000 in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Each advance made under the Equipment Credit Facility would be due thirty-six (36) months from the date the advance is made. Advances made under the Equipment Credit Facility would bear interest at the Bank's prime rate, as determined, plus 0.5% and payable in thirty-six (36) consecutive monthly payments following the funding date of that advance.

       On March 31, 2008, we entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide us with a credit line up to $5,000,000. Our obligations under the Equipment Credit Facility are secured by substantially all of our assets and advances under the Revolving Credit Facility are limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $2,500,000 if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%) (7% at March 31, 2008). In addition, we agreed to pay to the Bank a collateral monitoring fee of $750 per month in the event we are in default of our covenants and agreed to the following additional terms:
(i) $50,000 commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. The Revolving Credit Facility, if not sooner terminated in accordance with its terms, expires on March 30, 2009. In addition, our existing Equipment Credit Facility was amended whereby the Bank granted a waiver for our defaults for not meeting our December 31, 2007 quarter liquidity and profit covenants and for not meeting our January and February 2008 liquidity covenants. Further the covenants were amended to match the new covenants contained in the Revolving Credit Facility. Our interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent to the greater of Bank Prime plus one percent (1%) or seven percent (7%) (7% at March 31, 2008).

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

       At March 31, 2008, we had outstanding borrowings from the Equipment Credit Facility amounting to $2,625,000 and there were no borrowings from the Revolving Credit Facility. We were not in compliance with our covenants as of March 31, 2008, but not in default because a Bank waiver has been received.

       On May 13, 2008, the Bank amended each of the Equipment Credit Facility and the Revolving Credit Facility, modifying the our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, our term loan balance will be factored in when calculating our borrowing base under the Revolving Credit Facility.

       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. We actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts over 60 days and over a specified amount, when it is probable that a loss has been incurred and we can reasonably estimate the amount of the loss. We do not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted and only in consultation with the appropriate business line manager.

       There are no material commitments by us for capital expenditures. At March 31, 2008, our accumulated deficit was approximately $11,950,000, compared to accumulated deficit of approximately $11,442,000 as of December 31, 2007.

       We have an effective shelf registration statement on file with the Securities and Exchange Commission allowing us to sell up to $60 million of common stock. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date there have been no issuances of common stock under this shelf registration statement.

       We believe we have sufficient resources to finance our current operations for the foreseeable future from operating cash flow and working capital. We may, however, raise additional capital through the sale of equity securities, under the shelf registration statement or otherwise, under appropriate circumstances.

Foreign Currency Fluctuation
----------------------------

       We sell only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We received Japanese yen in exchange for the sale of a license to our solar technology. In addition, purchases made and royalties received under our Consortium Agreement with our Japanese partner are in Japanese yen. We have committed to purchase certain pieces of equipment from European vendors; these commitments are denominated in Euros. We bear the risk of any currency fluctuations that may be associated with these commitments. We do not believe that foreign exchange fluctuations will materially affect our operations.

Related Party Transactions
--------------------------

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

           We assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. We will allocate a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses will be invoiced monthly and be paid utilizing a SPI-Trust escrow account of which we have sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. On December 1, 2006, we and SPI-Trust amended the Lease Extension to include the lease of an additional 15,000 square feet from SPI-Trust for a one-year term. The additional space was leased at a rate of $8.06 per square foot on annual basis. The additional space was used to expand our solar operations.

       On November 30, 2007, we entered into a new Lease Agreement (the "New Lease") with SPI-Trust, with respect to 144,230 square feet of space comprising the entire building in which we have occupied space since December 1, 1985. The term of the New Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. We have the right to extend the term of the New Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercises our right to extend the term of the New Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. We believe that the terms of the New Lease are commercially reasonable. Rent expense under the New Lease for the three months ended March 31, 2008 was $505,000.

       In conjunction with our acquisition of Spire Semiconductor in May 2003, SPI-Trust purchased from Stratos Lightwave, Inc. (Spire Semiconductor's former owner) the building that Spire Semiconductor occupies in Hudson, New Hampshire for $3.7 million. Subsequently, we entered into a lease for the building (90,000 square feet) with SPI-Trust whereby we agreed to pay $4.1 million to the SPI-Trust over an initial five-year term expiring in 2008 with an option for us to extend for five years. In addition to the rent payments, the lease obligates us to keep on deposit with SPI-Trust the equivalent of three months rent ($304,000 as of March 31, 2008.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. Interest expense was approximately $6,800 for the three months ended March 31, 2008. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                            Rate Per                                              Security
                     Year                  Square Foot     Annual Rent        Monthly Rent         Deposit
        ------------------------------    ------------    ---------------    ----------------    ------------
        June 1, 2003 - May 31, 2004           $6.00           $ 540,000          $45,000           $135,000
        June 1, 2004 - May 31, 2005            7.50             675,000           56,250            168,750
        June 1, 2005 - May 31, 2006            8.50             765,000           63,750            191,250
        June 1, 2006 - May 31, 2007           10.50             945,000           78,750            236,250
        June 1, 2007 - May 31, 2008           13.50           1,215,000          101,250            303,750
                                                          ---------------
                                                             $4,140,000
                                                          ===============

       At March 31, 2008, $190,000 reflected the current portion of capital lease obligation - related party, in the consolidated balance sheet.

Critical Accounting Policies
----------------------------

       The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Footnote 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of our significant accounting policies.

REVENUE RECOGNITION

         We derive our revenues from three primary sources: (1) commercial products including, but not limited to, solar energy manufacturing equipment, solar energy systems and hemodialysis catheters; (2) biomedical and semiconductor processing services; and (3) United States government funded research and development contracts.

         We generally recognizes product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Revenue from consignment arrangements is recognized based on product usage indicating sales are complete.

         We utilize a distributor network to market and sell our hemodialysis catheters domestically. We generally recognizes revenue when the catheters are shipped to our distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on our history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended March 31, 2008, is as follows:

                                                             Rebates           Returns             Total
                                                         ---------------    --------------     --------------
      Balance - December 31, 2007                             $  77,000           $10,000          $  87,000
        Provision                                               109,000             9,000            118,000
        Utilization                                            (100,000)           (9,000)          (109,000)
                                                         ---------------    --------------     --------------
      Balance - March 31, 2008                                $  86,000           $10,000          $  96,000
                                                         ===============    ==============     ==============

       o Credits for rebates are recorded in the month of the actual sale.
       o Credits for returns are processed when we receive the actual returned merchandise.
       o Substantially all rebates and returns are processed no later than three months after our original shipment.

       The reserve percentage of inventory held by distributors over the past quarters has increased to approximately 9% at March 31, 2008, when compared to 8% at December 31, 2007. We perform various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors was approximately $987,000 at March 31, 2008.

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

       Our OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Most of these orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis. It is our policy to recognize revenues for this equipment as the product is shipped to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in our environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. For arrangements with multiple elements, we allocate fair value to each element in the contract and revenue is recognized upon delivery of each element. If we are not able to establish fair value of undelivered elements, all revenue is deferred.

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

STOCK-BASED COMPENSATION

       On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, we have not restated our consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense includes stock-based compensation expense for all of our stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on our results of operations resulted in recognition of stock option expense of approximately $196,000 and $71,000 for the three months ended March 31, 2008 and 2007, respectively.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes our gross contractual obligations at March 31, 2008 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                       Payments Due by Period
                                          ----------------------------------------------------------------------------------
                                                             Less than         2 - 3             4 - 5          More Than
      Contractual Obligations                Total            1 Year           Years             Years           5 Years
--------------------------------------    -------------     -------------    ------------     -------------    -------------
Equipment Credit Facility (SVB)              $2,841,000        $1,313,000      $1,528,000           --              --

Revolving Credit Facility (SVB)                    --                --              --             --              --

Purchase obligations                         $1,412,000        $1,405,000      $    7,000           --              --

Capital leases:
 Related party capital lease                 $  192,000        $  192,000            --             --              --

Operating leases:
 Unrelated party operating leases            $  345,000        $  135,000      $  210,000           --              --
 Related party operating lease               $9,495,000        $1,839,000      $4,002,000     $3,654,000            --

       Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

       Capital lease and Credit Facility obligations outlined above include both the principal and interest components of these contractual obligations.

       We closed our Japanese yen account during the first quarter of 2008. Total foreign exchange loss for the quarter ended March 31, 2008 of approximately $114,000 is reflected in other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

       Outstanding letters of credit totaled approximately $250,000 at March 31, 2008. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required. These letters of credit expire through 2008 and are 100% secured by cash.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

       Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, March 31, 2008.

       Based on its evaluation, and taking into consideration the material weaknesses in internal control over financial reporting referenced below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

       As previously reported in our Annual Report on Form 10-K, as filed with the Securities & Exchange Commission (SEC) on March 31, 2008, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified material weaknesses in the internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

       Except as described below, there have been no changes during our fiscal quarter ended March 31, 2008 in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       Management is actively addressing the above noted material weaknesses and other operational, financial and internal control remediation efforts are also underway. New policies and procedures are being created and existing policies and procedures are being reviewed and will be modified as part of our documentation and testing of internal control over financial reporting. Management believes these new internal control policies and procedures, when fully implemented, along with the training of key personnel and testing of these key controls will be effective in remediating these material weaknesses. In February 2008, we hired a Director of Financial Reporting who will have the primary responsibility for the financial close and reporting process and our internal control and monitoring environment related to financial reporting. We implemented new IT policies and procedures and progress was made in addressing the controls over our IT environment.

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

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

       In an amended complaint filed on December 28, 2006, in the Eastern Division of the U.S. District Court for the Southern District of Ohio, the wife and executor of the estate of Darrell Adams, deceased, alleged that the failure of a hemodialysis catheter manufactured by us contributed to his death. In the quarter ended March 31, 2008, the case was settled between the parties. Our product liability insurance covered the settlement and all legal expenses, less our deductible.


ITEM 1A.  RISK FACTORS

       There have been no material changes in the Risk Factors described in Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2007.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


ITEM 5.   OTHER INFORMATION

       On May 13, 2008, the Bank amended each of the Equipment Credit Facility and the Revolving Credit Facility, modifying the our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, our term loan balance will be factored in when calculating our borrowing base under the Revolving Credit Facility.

ITEM 6.   EXHIBITS

       10(z) Amended and Restated Deferred Compensation Plan with Roger G. Little dated as of January 1, 2005.

       10(aa) First Loan Modification Agreement, dated March 31, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank.

       10(ab) Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

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


                                       Spire Corporation


Dated:   May 13, 2008                  By:  /s/ Roger G. Little
                                           -------------------------------------
                                           Roger G. Little
                                           Chairman of the Board, Chief
                                           Executive Officer and President

Dated:   May 13, 2008                  By:  /s/ Christian Dufresne
                                           -------------------------------------
                                           Christian Dufresne, Ph. D.
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

10(z) Amended and Restated Deferred Compensation Plan with Roger G. Little dated as of January 1, 2005.

10(aa) First Loan Modification Agreement, dated March 31, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank.

10(ab) Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

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