Form 10-Q
period 2008-06-30
SPIRE CORP
filed 2008-08-13
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008; or

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         Commission file number: 0-12742




                                SPIRE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


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


                                  781-275-6000
               ---------------------------------------------------
               (Registrant's telephone number including area code)




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

       Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     Yes |_|     No |X|

       The number of shares of the registrant's common stock outstanding as of August 6, 2008 was 8,330,688.

================================================================================

                                TABLE OF CONTENTS



                                                                                                                     Page
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007  ..............    1

           Unaudited Condensed Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 2008 and 2007   ...............................................................    2

           Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months
           Ended June 30, 2008 and 2007   ..........................................................................    3

           Notes to Unaudited Condensed Consolidated Financial Statements  .........................................    4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  ...................  13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  ..............................................  23

Item 4T.   Controls and Procedures  .................................................................................  23



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings  .......................................................................................  25

Item 1A.   Risk Factors .............................................................................................  25

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   ............................................  25

Item 3.    Defaults Upon Senior Securities  .........................................................................  25

Item 4.    Submission of Matters to a Vote of Security Holders  .....................................................  25

Item 5.    Other Information  .......................................................................................  25

Item 6.    Exhibits  ................................................................................................  26

           Signatures  ..............................................................................................  27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           June 30,        December 31,
                                                                             2008              2007
                                                                         ------------      ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                             $  4,462,000      $  2,372,000
   Restricted cash - current portion                                          250,000           391,000
                                                                         ------------      ------------
                                                                            4,712,000         2,763,000

   Accounts receivable - trade, net                                         7,450,000        12,766,000
   Inventories, net                                                        23,211,000        18,506,000
    Deposits on equipment for inventory                                     2,682,000         2,475,000
   Prepaid expenses and other current assets                                  391,000           542,000
                                                                         ------------      ------------
       Total current assets                                                38,446,000        37,052,000

Property and equipment, net                                                 6,108,000         6,209,000

Intangible and other assets, net                                              849,000           851,000
Available-for-sale investments, at quoted market value (cost of
    $1,696,000 and $1,696,000 at 6/30/08 and 12/31/07, respectively)        1,637,000         1,800,000
Equity investment in joint venture                                          1,911,000         2,264,000
Deposit - related party                                                       304,000           304,000
                                                                         ------------      ------------
       Total other assets                                                   4,701,000         5,219,000
                                                                         ------------      ------------
       Total assets                                                      $ 49,255,000      $ 48,480,000
                                                                         ============      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related party           $         --      $    486,000
   Current portion of equipment line of credit                              1,167,000         1,167,000
   Accounts payable                                                         5,017,000         2,909,000
   Accrued liabilities                                                      5,889,000         6,057,000
   Current portion of advances on contracts in progress                    24,395,000        23,599,000
                                                                         ------------      ------------
       Total current liabilities                                           36,468,000        34,218,000

Long-term portion of equipment line of credit                               1,166,000         1,750,000
Long-term portion of advances on contracts in progress                      1,624,000         1,950,000
Deferred compensation                                                       1,637,000         1,800,000
Other long-term liabilities                                                   126,000            60,000
                                                                         ------------      ------------
   Total long-term liabilities                                              4,553,000         5,560,000
                                                                         ------------      ------------
       Total liabilities                                                   41,021,000        39,778,000
                                                                         ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized;
       8,330,688 and 8,321,188 shares issued and outstanding at
       June 30, 2008 and December 31, 2007, respectively                       83,000            83,000
   Additional paid-in capital                                              20,429,000        19,999,000
   Accumulated deficit                                                    (12,219,000)      (11,442,000)
   Accumulated other comprehensive income (loss), net                         (59,000)           62,000
                                                                         ------------      ------------
       Total stockholders' equity                                           8,234,000         8,702,000
                                                                         ------------      ------------
       Total liabilities and stockholders' equity                        $ 49,255,000      $ 48,480,000
                                                                         ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2008              2007              2008              2007
                                               ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                              $ 13,510,000      $  6,100,000      $ 24,885,000      $ 10,439,000
   Contract research, service and
     license revenues                             3,375,000         2,479,000         6,918,000         5,137,000
                                               ------------      ------------      ------------      ------------
     Total net sales and revenues                16,885,000         8,579,000        31,803,000        15,576,000
                                               ------------      ------------      ------------      ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                             9,068,000         5,168,000        17,927,000         8,739,000
   Cost of contract research, services
     and licenses                                 2,342,000         2,322,000         4,716,000         4,450,000
                                               ------------      ------------      ------------      ------------
     Total cost of sales and revenues            11,410,000         7,490,000        22,643,000        13,189,000

Gross margin                                      5,475,000         1,089,000         9,160,000         2,387,000

Operating expenses
------------------
   Selling, general and administrative
     expenses                                     4,997,000         2,856,000         8,775,000         5,864,000
   Internal research and development
     expenses                                       171,000            78,000           282,000           123,000
                                               ------------      ------------      ------------      ------------
     Total operating expenses                     5,168,000         2,934,000         9,057,000         5,987,000
                                               ------------      ------------      ------------      ------------
Income (loss) from operations                       307,000        (1,845,000)          103,000        (3,600,000)
-----------------------------

Interest income (expense), net                      (48,000)          (15,000)         (108,000)            3,000
Loss on equity investment in joint venture         (234,000)               --          (364,000)               --
Foreign exchange loss                              (294,000)           (4,000)         (408,000)          (14,000)
                                               ------------      ------------      ------------      ------------
Total other expense, net                           (576,000)          (19,000)         (880,000)          (11,000)
                                               ============      ============      ============      ============

Net loss                                       $   (269,000)     $ (1,864,000)     $   (777,000)     $ (3,611,000)
--------                                       ============      ============      ============      ============

Loss per share - basic and diluted             $      (0.03)     $      (0.23)     $      (0.09)     $      (0.44)
----------------------------------             ============      ============      ============      ============

Weighted average number of common and
  common equivalent shares outstanding -
  basic and diluted                               8,330,029         8,263,571         8,326,474         8,255,178
                                               ============      ============      ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                             ------------------------------
                                                                                 2008              2007
                                                                             ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                  $   (777,000)     $ (3,611,000)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                              1,077,000           945,000
     Loss on impairment of capital equipment                                           --            78,000
     Loss on equity investment in joint venture                                   364,000                --
     Deferred compensation                                                       (121,000)           47,000
     Stock-based compensation                                                     409,000           208,000
     Decrease in accounts receivable reserves                                     (39,000)          (47,000)
     Increase (decrease) in inventory reserves                                     93,000          (210,000)
     Changes in assets and liabilities:
        Restricted cash                                                           141,000           258,000
        Accounts receivable                                                     5,355,000          (633,000)
        Inventories                                                            (4,809,000)       (5,801,000)
        Deposits, prepaid expenses and other current assets                       (56,000)        1,199,000
        Accounts payable, accrued liabilities and other liabilities             2,006,000           505,000
        Deposit - related party                                                        --           (68,000)
        Advances on contracts in progress                                         470,000         5,704,000
                                                                             ------------      ------------
           Net cash provided by (used in) operating activities                  4,113,000        (1,426,000)
                                                                             ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                                    --         5,000,000
   Purchase of property and equipment                                            (925,000)         (508,000)
   Increase in intangible and other assets                                        (49,000)         (265,000)
                                                                             ------------      ------------
           Net cash (used in) provided by investing activities                   (974,000)        4,227,000
                                                                             ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties             (486,000)         (448,000)
   Borrowings from (principal payments on) equipment line of credit, net         (584,000)        3,500,000
   Proceeds from exercise of stock options                                         21,000           105,000
                                                                             ------------      ------------
           Net cash (used in) provided by financing activities                 (1,049,000)        3,157,000
                                                                             ------------      ------------

Net increase in cash and cash equivalents                                       2,090,000         5,958,000
Cash and cash equivalents, beginning of period                                  2,372,000         1,536,000
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                     $  4,462,000      $  7,494,000
                                                                             ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest received                                                         $     11,000      $     50,000
                                                                             ============      ============
   Interest paid                                                             $    110,000      $         --
                                                                             ============      ============
   Interest paid - related party                                             $      9,000      $     47,000
                                                                             ============      ============
   Income taxes paid                                                         $         --      $      7,000
                                                                             ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2008 AND 2007


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

       In July 2007, the Company entered into a joint venture with Gloria Solar Co., Ltd., a leading module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. The Company's 45% ownership stake in the joint venture, Gloria Spire Solar, LLC, was obtained through the contribution of its integrated photovoltaic business to Gloria Solar. This transaction has allowed the Company to focus more of its attention on its core solar business, while continuing to expand the Spire brand name in the marketplace.

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

       Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line. Export sales, which amounted to 61% of net sales and revenues for the quarter ended June 30, 2008, continue to constitute a significant portion of the Company's net sales and revenues.

       The Company has incurred significant operating losses in 2007 and 2006. Loss from operations, before gain on sales of trademarks, were $6.4 million and $8.3 million in 2007 and 2006, respectively. Income from operations for the six months ended June 30, 2008 was $103,000. Previous losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $5.9 million and $5.4 million in 2007 and 2006, respectively. The Company has funded these cash losses from cash receipts of $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark to the joint venture in 2007 and $7.7 million from the sale of equity in 2006. For the six months ended June 30, 2008, the cash gain (income from operations plus or minus non-cash adjustments) was $1,886,000. As of June 30, 2008, the Company had unrestricted cash and cash equivalents of $4.5 million compared to unrestricted cash and cash equivalents of $2.4 million as of December 31, 2007. While the Company has had positive cash flow from operations for the past three quarters, the Company continues to experience net losses. While the Company has numerous options on how to fund these losses, including but not limited to sales of equity or the sale or license of assets and technology, just as it has done the past; however, there are no assurances that the Company would be able to sell equity or sell or license those assets on a timely basis and at appropriate values. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, the Company believes it has sufficient resources to continue as a going concern through at least June 30, 2009.


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

       In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements as of that date.

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

       In March 2008, the FASB issued SFAS No. 161 ("FAS 161"), DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.

       In May 2008, the FASB issued SFAS No. 162 ("FAS 162"), THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. The Company is currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.

       In May 2008, the FASB issued SFAS No. 163, ("FAS 163") ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60. FAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. FAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.


3.     ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

       Net accounts receivable, trade consists of the following:

                                             June 30, 2008    December 31, 2007
                                              ------------      ------------
       Amounts billed                         $  6,611,000      $ 11,142,000
       Retainage                                     8,000             8,000
       Accrued revenue                           1,022,000         1,846,000
                                              ------------      ------------
                                                 7,641,000        12,996,000
       Less:  Allowance for sales returns
              and doubtful accounts               (191,000)         (230,000)
                                              ------------      ------------
       Net accounts receivable, trade         $  7,450,000      $ 12,766,000
                                              ============      ============
       Advances on contracts in progress      $ 26,019,000      $ 25,549,000
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

       The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted and only in consultation with the appropriate business line manager.

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


4.     INVENTORIES

       Inventories, net of $447,000 and $354,000 of reserves at June 30, 2008 and December 31, 2007, respectively, consist of the following at:

                                  June 30, 2008     December 31, 2007
                                  ------------        ------------
       Raw materials              $  5,629,000        $  4,989,000
       Work in process              12,009,000          12,951,000
       Finished goods                5,573,000             566,000
                                  ------------        ------------
                                  $ 23,211,000        $ 18,506,000
                                  ============        ============


5.     INCOME (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of the Company's reported basic and diluted income (loss) per share computations for the periods ended:

                                                          Three Months Ended June 30,        Six Months Ended June 30,
                                                         -----------------------------     -----------------------------
                                                             2008              2007             2008              2007
                                                         ------------     ------------     ------------     ------------
   Weighted average number of common and common
     equivalent shares outstanding - basic                  8,330,029        8,263,571        8,326,474        8,255,178

   Add:  Net additional common shares upon assumed
     exercise of common stock options                              --               --               --               --
                                                         ------------     ------------     ------------     ------------
   Adjusted weighted average number of common and
     common equivalents shares outstanding - diluted        8,330,029        8,263,571        8,326,474        8,255,178
                                                         ============     ============     ============     ============

         For the three and six months ended June 30, 2008, 168,834 and 188,760 shares, respectively, and for the three and six months ended June 30, 2007, 125,360 and 106,230 shares, respectively, of common stock related to stock options were excluded from the calculation of dilutive shares because the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

       In addition, for the three and six months ended June 30, 2008, 39,500 and zero shares, respectively, and for the three and six months ended June 30, 2007, 6,250 and 91,250 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the periods.

6.     OPERATING SEGMENTS AND RELATED INFORMATION

       The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                                                                       Total
                                                 Solar          Biomedical     Optoelectronics        Company
                                             ------------      ------------      ------------      ------------
For the three months ended June 30, 2008
----------------------------------------
Net sales and revenues                       $ 12,647,000      $  2,858,000      $  1,380,000      $ 16,885,000
Income (loss) from operations                $  1,127,000      $   (181,000)     $   (639,000)     $    307,000

For the three months ended June 30, 2007
----------------------------------------
Net sales and revenues                       $  4,975,000      $  2,827,000      $    777,000      $  8,579,000
Loss from operations                         $   (725,000)     $   (215,000)     $   (905,000)     $ (1,845,000)

For the six months ended June 30, 2008
--------------------------------------
Net sales and revenues                       $ 23,320,000      $  5,666,000      $  2,817,000      $ 31,803,000
Income (loss) from operations                $  1,455,000      $   (357,000)     $   (995,000)     $    103,000

For the six months ended June 30, 2007
--------------------------------------
Net sales and revenues                       $  8,568,000      $  5,353,000      $  1,655,000      $ 15,576,000
Loss from operations                         $ (1,308,000)     $   (726,000)     $ (1,566,000)     $ (3,600,000)


The following table shows net sales and revenues by geographic area (based on customer location):

                             Three Months Ended June 30,                  Six Months Ended June 30,
                     ------------------------------------------    ------------------------------------------
                         2008        %          2007        %          2008        %          2007        %
                     -----------    ---     -----------    ---     -----------    ---     -----------    ---
United States        $ 6,532,000     39%    $ 4,901,000     57%    $12,347,000     39%    $ 8,112,000     52%
Europe/Africa          3,104,000     18       2,047,000     24       8,323,000     26       3,749,000     24
Asia                   7,100,000     42       1,425,000     17      10,747,000     34       3,422,000     22
Rest of the world        149,000      1         206,000      2         386,000      1         293,000      2
                     -----------            -----------            -----------            -----------
                     $16,885,000    100%    $ 8,579,000    100%    $31,803,000    100%    $15,576,000    100%
                     ===========            ===========            ===========            ===========

       Revenues from contracts with United States government agencies for the three months ended June 30, 2008 and 2007 were approximately $353,000 and $225,000, or 2% and 3% of consolidated net sales and revenues, respectively.

       Revenues from contracts with United States government agencies for the six months ended June 30, 2008 and 2007 were approximately $753,000 and $520,000, or 2% and 3% of consolidated net sales and revenues, respectively.

       One customer accounted for approximately 11% and two customers accounted for approximately 37% of the Company's gross sales during the three months ended June 30, 2008 and 2007, respectively. One customer accounted for approximately 15% and three customers accounted for approximately 41% of the Company's gross sales during the six months ended June 30, 2008 and 2007, respectively. Two customers represented 23% of trade account receivables at June 30, 2008 and two customers represented 46% of trade account receivables at December 31, 2007.


7.     INTANGIBLE AND OTHER ASSETS

       Patents amounted to $117,000, net of accumulated amortization of $713,000, at June 30, 2008. Licenses amounted to $83,000, net of accumulated amortization of $242,000, at June 30, 2008. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $640,000 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date.

       Estimated amortization expense for the periods ending December 31, is as follows:

                                Year            Amortization Expense
                     -----------------------    --------------------
                     2008 remaining 6 months          $104,000
                     2009                              178,000
                     2010                              173,000
                     2011                              167,000
                     2012 and beyond                   218,000
                                                --------------------
                                                      $840,000
                                                ====================

       Also included in other assets at June 30, 2008 are approximately $9,000 of unamortized expenses that were prepaid.


8.     AVAILABLE-FOR-SALE INVESTMENTS

       Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                             June 30, 2008    December 31, 2007
                                          -----------------   -----------------
             Equity investments               $1,363,000        $1,411,000
             Government bonds                    222,000           303,000
             Cash and money market funds          52,000            86,000
                                          -----------------   -----------------
                                              $1,637,000        $1,800,000
                                          =================   =================

       These investments have been classified as long-term available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss. As of June 30, 2008, the unrealized loss on these marketable securities was $59,000.

       Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value which focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

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

       The following table presents the financial instruments carried at fair value as of June 30, 2008 by FAS 157 valuation hierarchy (as defined above).

                                           Level 1       Level 2       Level 3       Total
                                         ----------    ----------    ----------    ----------
       Available for sale investments    $1,372,000    $  265,000            --    $1,637,000
       Percent of total                         84%           16%            --          100%

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

       On March 31, 2008, the Company entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide the Company with a credit line up to $5,000,000. The Company's obligations under the Equipment Credit Facility are secured by substantially all of its assets and advances under the Revolving Credit Facility are limited to 80% of eligible receivables and the lesser of 25% of the value of its eligible inventory, as defined, or $2,500,000 if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, the Company agreed to pay to the Bank a collateral monitoring fee of $750 per month in the event the Company is in default of its covenants and agreed to the following additional terms: (i) $50,000 commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminates the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. The Revolving Credit Facility, if not sooner terminated in accordance with its terms, expires on March 30, 2009. In addition, on March 31, 2008 the Company's existing Equipment Credit Facility was amended whereby the Bank granted a waiver for the Company's defaults for not meeting its December 31, 2007 quarter liquidity and profit covenants and for not meeting its January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants as discussed below contained in the Revolving Credit Facility. The Company's interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent to the greater of Bank Prime plus one percent (1%) or seven percent (7%).

       On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate (7.75% at June 30, 2008) and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance will be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.

       Under the amended terms of both credit facilities, as long as any commitment remains outstanding under the facilities, the Company must comply with an adjusted quick ratio covenant and a minimum monthly net income covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company and its subsidiaries. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately. The Company's obligations under the credit facilities are secured by substantially all of its assets.

       At June 30, 2008, the Company's outstanding borrowings from the Equipment Credit Facility amounted to $2,333,000 and there were no borrowings from the Revolving Credit Facility. The Company was in compliance with its covenants as of June 30, 2008.

10.    STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

       On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. Based on an analysis of the Company's historical data, for the three months ended June 30, 2008 and 2007, the Company applied 8% and 14% forfeiture rates, respectively, to stock options outstanding in determining its Statement 123(R) stock-based compensation expense which it believes are reasonable forfeiture estimates for the periods. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock-based compensation expense of approximately $213,000 and $137,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $409,000 and $208,000 for the six months ended June 30, 2008 and 2007, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                      Three Months Ended June 30,        Six Months Ended June 30,
                                                    -------------------------------    -----------------------------
                                                         2008             2007             2008             2007
                                                     ------------     ------------     ------------     ------------
Cost of contract research, services and licenses     $     14,000     $     14,000     $     27,000     $     19,000
Cost of goods sold                                         36,000            6,000           68,000            8,000
Administrative and selling                                163,000          117,000          314,000          181,000
                                                     ------------     ------------     ------------     ------------
      Total stock-based compensation                 $    213,000     $    137,000     $    409,000     $    208,000
                                                     ============     ============     ============     ============

       At June 30, 2008 the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the "1996 Plan") and the 2007 Stock Equity Plan (the "2007 Plan"). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006. Accordingly, future grants may be made only under the 2007 Plan.

       A summary of options outstanding under the 2007 Plan and 1996 Plan as of June 30, 2008 and changes during the six-month period is as follows:

                                                                                        Average
                                                                                       Remaining           Aggregate
                                                Number of       Weighted-Average      Contractual          Intrinsic
                                                 Shares          Exercise Price       Life (Years)           Value
                                             --------------      --------------      --------------      --------------
Options Outstanding at December 31, 2007            495,177      $         7.10
Granted                                              40,000      $        13.87
Exercised                                            (9,500)     $         2.22
Cancelled/expired                                   (12,000)     $         9.56
                                             --------------      --------------
Options Outstanding at June 30, 2008                513,677      $         7.67                7.55      $    2,589,529
                                             --------------      --------------

Options Exercisable at June 30, 2008                265,927      $         6.47                6.43      $    1,656,389
                                             ==============      ==============


       The per-share weighted-average fair value of stock options granted during the three and six months ended June 30, 2008 was $9.15 and $7.96, respectively, and $6.45 for both periods in 2007, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                    Expected        Risk-Free      Expected        Expected
         Year    Dividend Yield   Interest Rate   Option Life  Volatility Factor
       --------  --------------   -------------   -----------  -----------------

         2008           --             2.73%       4.5 years         70.6%

       The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

11.    COMPREHENSIVE LOSS

       Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                               --------------------------------------------------------------------------
                                               For the Three Months Ended June 30,     For the Six Months Ended June 30,
                                               ----------------------------------      ----------------------------------
                                                   2008                  2007              2008                  2007
                                               ------------          ------------      ------------          ------------
Net loss                                       $   (269,000)         $ (1,864,000)     $   (777,000)         $ (3,611,000)
Other comprehensive income (loss):
   Unrealized gain (loss) on available for
   sale marketable securities, net of tax           (59,000)               48,000          (121,000)               47,000
                                               ------------          ------------      ------------          ------------
Total comprehensive loss                       $   (328,000)         $ (1,816,000)     $   (898,000)         $ (3,564,000)
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

       In July 2007, we entered into a joint venture with Gloria Solar Co., Ltd., a leading module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. Our 45% ownership stake in the joint venture, Gloria Spire Solar, LLC, was obtained through the contribution of our integrated photovoltaic business to Gloria Solar. This transaction has allowed us to focus more of our attention on our core solar business, while continuing to expand the Spire brand name in the marketplace.

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

       Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line. Export sales, which amounted to 61% of net sales and revenues for the six months ended June 30, 2008, continue to constitute a significant portion of our net sales and revenues.

Results of Operations
---------------------

       The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                    ---------------------------   ---------------------------
                                                        2008           2007           2008           2007
                                                    ------------   ------------   ------------   ------------
   Net sales and revenues                               100%           100%           100%           100%
   Cost of sales and revenues                            68             87             71             85
                                                    ------------   ------------   ------------   ------------
       Gross profit                                      32             13             29             15
   Selling, general and administrative expenses          30             34             27             37
   Internal research and development expenses             1              1              1              1
                                                    ------------   ------------   ------------   ------------
       Income (loss) from operations                      1            (22)             1            (23)
   Other expense, net                                    (3)            --             (3)            --
                                                    ------------   ------------   ------------   ------------
       Net loss                                          (2%)          (22%)           (2%)          (23%)
                                                    ============   ============   ============   ============

OVERALL

       Our total net sales and revenues for the six months ended June 30, 2008 were $31,803,000 as compared to $15,576,000 for the six months ended June 30, 2007, which represents an increase of $16,227,000 or 104%. The increase was primarily attributable to a $14,752,000 increase in solar sales and a $1,162,000 increase in optoelectronics sales.

SOLAR BUSINESS UNIT

       Sales in our solar business unit increased 172% during the six months ended June 30, 2008 to $23,320,000 as compared to $8,568,000 in the six months ended June 30, 2007. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. We have focused our sales and marketing efforts on establishing ourselves as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

BIOMEDICAL BUSINESS UNIT

       Revenues of our biomedical business unit increased 6% during the six months ended June 30, 2008 to $5,666,000 as compared to $5,353,000 in the six months ended June 30, 2007. The increase reflects increased revenues from our research and development contracts and orthopedics coatings services offset by reduced revenues from catheter products.

OPTOELECTRONICS BUSINESS UNIT

       Revenues in our optoelectronics business unit increased 70% to $2,817,000 during the six months ended June 30, 2008 as compared to $1,655,000 in the six months ended June 30, 2007. The increase reflects an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2007
-------------

NET SALES AND REVENUES

       The following table categorizes our net sales and revenues for the periods presented:

                                                      Three Months Ended June 30,                 Increase
                                                     -----------------------------     -----------------------------
                                                         2008              2007              $                %
                                                     ------------     ------------     ------------     ------------
Sales of goods                                       $ 13,510,000     $  6,100,000     $  7,410,000            121%
Contract research, services and license revenues        3,375,000        2,479,000          896,000             36%
                                                     ------------     ------------     ------------
   Net sales and revenues                            $ 16,885,000     $  8,579,000     $  8,306,000             97%
                                                     ============     ============     ============

       The 121% increase in sales of goods for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a decrease in catheter products sales. Solar equipment sales increased 150% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity. Sales of catheters decreased approximately 20%.

       The 36% increase in contract research, services and license revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily attributable to an increase in optoelectronics and research and development activities, partially offset by a decrease in orthopedics. Revenue from our optoelectronics processing services (Spire Semiconductor) increased 77% in 2008 compared to 2007 as a result of an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects. Revenues from our research and development activities increased 110% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities decreased slightly in 2008 as compared to 2007.

       The following table categorizes the our net sales and revenues for the periods presented:

                                                        Six Months Ended June 30,                Increase
                                                     -----------------------------     -----------------------------
                                                         2008             2007              $                %
                                                     ------------     ------------     ------------     ------------
Sales of goods                                       $ 24,885,000     $ 10,439,000     $ 14,446,000              138%
Contract research, services and license revenues        6,918,000        5,137,000        1,781,000               35%
                                                     ------------     ------------     ------------
   Net sales and revenues                            $ 31,803,000     $ 15,576,000     $ 16,227,000              104%
                                                     ------------     ------------     ------------

       The 138% increase in sales of goods for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a decrease in catheter products sales. Solar equipment sales increased 174% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity. Sales of catheters decreased approximately 12%.

       The 35% increase in contract research, services and license revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily attributable to an increase in orthopedics, optoelectronics services and research and development activities. Revenues from our orthopedic activities increased 4% in 2008 as compared to 2007. Revenue from Spire's optoelectronics processing services (Spire Semiconductor) increased 70% in 2008 compared to 2007 as a result of increased demand for Spire Semiconductor's services and commercial production runs of products from its development efforts. Revenues from our research and development activities increased 84% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development.

COST OF SALES AND REVENUES

       The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                   Three Months Ended June 30,                      Increase
                                      --------------------------------------------------    -----------------------
                                          2008           %           2007           %            $             %
                                      ------------    -------    ------------    -------    ------------    -------
Cost of goods sold                    $  9,068,000       67%     $  5,168,000       85%     $  3,900,000       75%
Cost of contract research, services
   and licenses                          2,342,000       69%        2,322,000       94%           20,000        1%
                                      ------------               ------------               ------------
   Net cost of sales and revenues     $ 11,410,000       68%     $  7,490,000       87%     $  3,920,000       52%
                                      ============               ============               ============

       Cost of goods sold increased 75% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of the 121% increase in related revenues. As a percentage of sales, cost of goods sold was 67% of sales of goods in 2008 as compared to 85% of sales in 2007. This reduction in the percentage of sales in 2008 is due to a favorable product mix with improved margins along with better utilization of solar manufacturing overhead.

       Cost of contract research, services and licenses increased 1% for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of the 36% increase in related revenues and increased costs at our optoelectronics facility (Spire Semiconductor) along with increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue decreased to 69% of revenues in 2008 from 94% in 2007, primarily due to the absorption of overhead costs improving margins in biomedical and optoelectronic services.

       Cost of sales and revenues also includes approximately $50,000 and $20,000 of stock-based compensation for the three months ending June 30, 2008 and 2007, respectively.

       The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                    Six Months Ended June 30,                       Increase
                                      --------------------------------------------------    -----------------------
                                          2008           %           2007           %            $             %
                                      ------------    -------    ------------    -------    ------------    -------
Cost of goods sold                    $ 17,927,000       72%     $  8,739,000       84%     $  9,188,000      105%
Cost of contract research, services
   and licenses                          4,716,000       68%        4,450,000       87%          266,000        6%
                                      ------------               ------------               ------------
   Net cost of sales and revenues     $ 22,643,000       71%     $ 13,189,000       85%     $  9,454,000       72%
                                      ============               ============               ============

       The $9,188,000 (105%) increase in cost of goods sold for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to increased costs within our solar equipment product line corresponding to the 174% increase in solar equipment sales. As a percentage of sales, cost of goods sold was 72% of sales of goods in 2008 as compared to 84% of sales in 2007. This reduction in the percentage of sales in 2008 is due to a favorable product mix with improved margins along with better utilization of solar manufacturing overhead.

       Cost of contract research, services and licenses increased 6% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of the 35% increase in related revenues and increased costs at our optoelectronics facility (Spire Semiconductor) along with increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue decreased to 68% of revenues in 2008 from 87% in 2007, primarily due to the absorption of overhead costs improving margins in biomedical and optoelectronic services.

       Cost of sales and revenues also includes approximately $95,000 and $27,000 of stock-based compensation for the six months ending June 30, 2008 and 2007, respectively.

OPERATING EXPENSES

       The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                  Three Months Ended June 30,                       Increase
                                      --------------------------------------------------    -----------------------
                                          2008           %           2007           %            $             %
                                      ------------    -------    ------------    -------    ------------    -------
Selling, general and administrative   $  4,997,000       30%     $  2,856,000       33%     $  2,141,000       75%
Internal research and development          171,000        1%           78,000        1%           93,000      119%
                                      ------------               ------------               ------------
   Operating expenses                 $  5,168,000       31%     $  2,934,000       34%     $  2,234,000       76%
                                      ============               ============               ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expense increased 75% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of an increase in stock-based compensation, marketing activities, professional services used by us and higher head count and related employee costs. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 30% of sales and revenues in 2008 as compared to 33% in 2007. The reduction was primarily due to the absorption of overhead related costs by the 97% increase in sales and revenues.

       Operating expenses includes approximately $163,000 and $117,000 of stock-based compensation for the three months ending June 30, 2008 and 2007, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development expense increased 119% in the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, primarily as a result of our cost sharing contract with the National Renewable Energy Laboratory ("NREL") reducing 2007 costs. In addition, Spire Semiconductor had higher head count and related employee costs for the period. As a percentage of sales and revenue, however, internal research and development expenses remained at 1% for both periods.

       The following table categorizes the our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                   Six Months Ended June 30,                        Increase
                                      --------------------------------------------------    -----------------------
                                          2008           %           2007           %            $             %
                                      ------------    -------    ------------    -------    ------------    -------
Selling, general and administrative   $  8,775,000       28%     $  5,864,000       38%     $  2,911,000       50%
Internal research and development          282,000        1%          123,000        1%          159,000      129%
                                      ------------               ------------               ------------
   Operating expenses                 $  9,057,000       29%     $  5,987,000       38%     $  3,070,000       51%
                                      ============               ============               ============


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, general and administrative expense increased 50% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of an increase in stock-based compensation, marketing activities, professional services used by us and higher head count and related employee costs. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 28% of sales and revenues in 2008 as compared to 38% in 2007. The reduction was primarily due to the absorption of overhead related costs by the 104% increase in sales and revenues.

       Operating expenses includes approximately $314,000 and $181,000 of stock-based compensation for the six months ending June 30, 2008 and 2007, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

       Internal research and development expense increased 130% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of our cost sharing contract with the NREL reducing 2007 costs. In addition, Spire Semiconductor had higher head count and related employee costs for the period. As a percentage of sales and revenue, however, internal research and development expenses remained at 1% for both periods.

OTHER INCOME (EXPENSE), NET

       We earned $2,000 and $9,000 of interest income for the three months ended June 30, 2008 and 2007, respectively. The decreased interest income is due to lower cash balances held by us during 2008 compared with 2007. We incurred interest expense of $50,000 and $24,000 for the three months ended June 30, 2008 and 2007, respectively. The increased interest expense is due to higher interest payments associated with the Equipment Credit Facility outstanding with Silicon

Valley Bank compared with 2007 interest expenses primarily associated with interest incurred on capital leases associated with the semiconductor foundry. We recorded a $234,000 loss on equity investment in joint venture with Gloria Solar for the three months ended June 30, 2008. Due to the conversion of U.S. dollars into Japanese Yen, we lost approximately $294,000 and $4,000 during the three months ended June 30, 2008 and 2007, respectively.

       We earned $11,000 and $53,000 of interest income for the six months ended June 30, 2008 and 2007, respectively. The decreased interest income is due to lower cash balances held by us during 2008 compared with 2007. We incurred interest expense of $119,000 and $50,000 for the six months ended June 30, 2008 and 2007, respectively. The increased interest expense is due to higher interest payments associated with the Equipment Credit Facility outstanding with Silicon Valley Bank compared with 2007 interest expenses primarily associated with interest incurred on capital leases associated with the semiconductor foundry. We recorded a $364,000 loss on equity investment in joint venture with Gloria Solar for the six months ended June 30, 2008. Due to the conversion of U.S. dollars into Japanese Yen, we lost approximately $408,000 and $13,000 during the six months ended June 30, 2008 and 2007, respectively.

INCOME TAXES

       We did not record an income tax benefit for the three and six months ended June 30, 2008 and 2007. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

NET INCOME

       We reported a net loss for the three months ended June 30, 2008 and 2007 of approximately $269,000 and $1,864,000, respectively. The net loss decreased approximately $1,595,000 primarily due to the increase in sales and revenues and the improvement in gross margins.

       We reported a net loss for the six months ended June 30, 2008 and 2007 of approximately $777,000 and $3,611,000, respectively. The net loss decreased approximately $2,834,000 primarily due to the increase in sales and revenues and the improvement in gross margins.


Liquidity and Capital Resources
-------------------------------

                                                                           Increase/(Decrease)
                                        June 30,      December 31,    ----------------------------
                                          2008            2007              $               %
                                      ------------    ------------    ------------    ------------
       Cash and cash equivalents      $  4,462,000    $  2,372,000    $  2,090,000          88%
       Working capital                $  1,978,000    $  2,834,000    $   (856,000)        (30%)


       Cash and cash equivalents increased due to cash provided by operating activities, partially offset by cash used in investing and financing activities. The overall reduction in working capital is due to an increase in current liabilities, partially offset by operating cash flow. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and proceeds from the sale of equity securities.

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

       On March 31, 2008, we entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide us with a credit line up to $5,000,000. Our obligations under the Equipment Credit Facility are secured by substantially all of our assets and advances under the Revolving Credit Facility are limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $2,500,000 if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, we agreed to pay to the Bank a collateral monitoring fee of $750 per month in the event we are in default of our covenants and agreed to the following additional terms: (i) $50,000 commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. The Revolving Credit Facility, if not sooner terminated in accordance with its terms, expires on March 30, 2009. In addition, on March 31 our existing Equipment Credit Facility was amended whereby the Bank granted a waiver for our defaults for not meeting our December 31, 2007 quarter liquidity and profit covenants and for not meeting our January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants as discussed below contained in the Revolving Credit Facility. Our interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent to the greater of Bank Prime plus one percent (1%) or seven percent (7%).

       On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate (7.75% at June 30, 2008) and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, our term loan balance will be factored in when calculating our borrowing base under the Revolving Credit Facility.

       Under the amended terms of both credit facilities, as long as any commitment remains outstanding under the facilities, we must comply with an adjusted quick ratio covenant and a minimum monthly net income covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on our ability to, among other things, incur additional indebtedness, create or permit liens on our assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by us and our subsidiaries. Any failure by us to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately. Our obligations under the credit facilities are secured by substantially all of our assets.

       At June 30, 2008, we had outstanding borrowings from the Equipment Credit Facility amounting to $2,333,000 and there were no borrowings from the Revolving Credit Facility. We were in compliance with our covenants as of June 30, 2008.

       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. We actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and we can reasonably estimate the amount of the loss. We do not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted and only in consultation with the appropriate business line manager.

       There are no material commitments by us for capital expenditures. At June 30, 2008, our accumulated deficit was approximately $12,219,000, compared to accumulated deficit of approximately $11,442,000 as of December 31, 2007.

       We have an effective shelf registration statement on file with the Securities and Exchange Commission allowing us to sell up to $60 million of common stock. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date there have been no issuances of common stock under this shelf registration statement.

       We believe we have sufficient resources to finance our current operations for the foreseeable future from operating cash flow and working capital. We may, however, raise additional capital through the sale of equity or equity-related securities, under the shelf registration statement or otherwise, under appropriate circumstances.

Foreign Currency Fluctuation
----------------------------

       We sell only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We received Japanese yen in exchange for the sale of a license to our solar technology. In addition, purchases made and royalties received under our Consortium Agreement with our Japanese partner are in Japanese yen. We have committed to purchase certain pieces of equipment from European vendors; these commitments are denominated in Euros. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge when possible known transactions to minimize foreign exchange risk.

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

       On November 30, 2007, we entered into a new Lease Agreement (the "New Lease") with SPI-Trust, with respect to 144,230 square feet of space comprising the entire building in which we have occupied space since December 1, 1985. The term of the New Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. We have the right to extend the term of the New Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercises our right to extend the term of the New Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. We believe that the terms of the New Lease are commercially reasonable. Rent expense under the New Lease for the three and six months ended June 30, 2008 was $505,000 and $1,010,000, respectively.

       In conjunction with our acquisition of Spire Semiconductor in May 2003, SPI-Trust purchased from Stratos Lightwave, Inc. (Spire Semiconductor's former owner) the building that Spire Semiconductor occupies in Hudson, New Hampshire for $3.7 million. Subsequently, we entered into a lease for the building (90,000 square feet) with SPI-Trust whereby we agreed to pay $4.1 million to the SPI-Trust over an initial five-year term expiring in May 2008 with an option for us to extend for five years. In addition to the rent payments, the lease obligates us to keep on deposit with SPI-Trust the equivalent of three months rent ($304,000 as of June 30, 2008.) The lease agreement does not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. Interest expense was approximately $1,600 for the three months ended June 30, 2008. This lease has been classified as a related party capital lease and a summary of payments (including interest) follows:

                                        Rate Per                                     Security
                    Year               Square Foot    Annual Rent    Monthly Rent     Deposit
       ---------------------------    ------------    -----------    ------------    ---------
       June 1, 2003 - May 31, 2004       $ 6.00       $   540,000       $ 45,000     $ 135,000
       June 1, 2004 - May 31, 2005         7.50           675,000         56,250       168,750
       June 1, 2005 - May 31, 2006         8.50           765,000         63,750       191,250
       June 1, 2006 - May 31, 2007        10.50           945,000         78,750       236,250
       June 1, 2007 - May 31, 2008        13.50         1,215,000        101,250       303,750
                                                      -----------
                                                      $ 4,140,000
                                                      ===========

       Upon the expiration of the lease in May 2008, we did not exercise our option to extend the lease for an additional 5 years. On May 20, 2008, we agreed with SPI-Trust to continue the current lease, under the current terms and conditions on a month-to-month basis for a maximum of three (3) months beyond the current term, up to August 23, 2008.

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

       We utilize a distributor network to market and sell our hemodialysis catheters domestically. We generally recognizes revenue when the catheters are shipped to our distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on our history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended June 30, 2008, is as follows:

                                     Rebates        Returns         Total
                                    ---------      ---------      ---------
       Balance - March 31, 2008     $  86,000      $  10,000      $  96,000
         Provision                    123,000          8,000        131,000
         Utilization                 (113,000)        (9,000)      (122,000)
                                    ---------      ---------      ---------
       Balance - June 30, 2008      $  96,000      $   9,000      $ 105,000
                                    =========      =========      =========

       o    Credits for rebates are recorded in the month of the actual sale.
       o Credits for returns are processed when we receive the actual returned merchandise.
       o Substantially all rebates and returns are processed no later than three months after our original shipment.

       The reserve percentage of inventory held by distributors over the past quarters has increased to approximately 10.5% at June 30, 2008, when compared to 8% at December 31, 2007. We perform various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors was approximately $912,000 at June 30, 2008.

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

STOCK-BASED COMPENSATION

       On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, we have not restated our consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense includes stock-based compensation expense for all of our stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on our results of operations resulted in recognition of stock option expense of approximately $213,000 and $137,000 for the three months ended June 30, 2008 and 2007, respectively. Stock option expense was $409,000 and $208,000 for the six months ended June 30, 2008 and 2007, respectively.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes our gross contractual obligations at June 30, 2008 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                               Payments Due by Period
                                       -----------------------------------------------------------------------
                                                        Less than       2 - 3          4 - 5        More Than
      Contractual Obligations              Total         1 Year         Years          Years         5 Years
-----------------------------------    -----------    -----------    -----------    -----------    -----------
Equipment Credit Facility (SVB)        $ 2,524,000    $ 1,308,000    $ 1,216,000             --             --

Revolving Credit Facility (SVB)                 --             --             --             --             --

Purchase obligations                   $15,249,000    $14,968,000    $   281,000             --             --

Capital leases:
 Related party capital lease                    --             --             --             --             --

Operating leases:
   Unrelated party operating leases    $   314,000    $   135,000    $   179,000             --             --
   Related party operating lease       $ 9,044,000    $ 1,866,000    $ 4,056,000    $ 3,122,000             --

       Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

       Capital lease and Credit Facility obligations outlined above include both the principal and interest components of these contractual obligations.

       Total foreign exchange loss for the quarter ended June 30, 2008 of approximately $294,000 is reflected in other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

       Outstanding letters of credit totaled approximately $250,000 at June 30, 2008. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required. These letters of credit expire through 2008 and are 100% secured by cash.


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


ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

       Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, June 30, 2008.

       Based on its evaluation, and taking into consideration the material weaknesses in internal control over financial reporting referenced below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

       As previously reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 31, 2008, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified material weaknesses in the internal control over financial reporting as of December 31, 2007.

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

       This affected our ability to maintain effective monitoring controls and related segregation of duties over automated and manual transactions processes. Specifically, inadequate segregation of duties led to untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews. We did not maintain effective controls over our IT environment. Specifically, we did not perform a review of restricted user access in our application software system and file server critical worksheet directories. We lacked sufficient business continuity and back-up polices and procedures.

       As a result of the foregoing, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

       Except as described below, there have been no changes during our fiscal quarter ended June 30, 2008 in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Management is actively addressing the above noted material weaknesses and other operational, financial and internal control remediation efforts are also underway. New policies and procedures are being created and existing policies and procedures are being reviewed and will be modified as part of our documentation and testing of internal control over financial reporting. Management believes these new internal control policies and procedures, when fully implemented, along with the training of key personnel and testing of these key controls will be effective in remediating these material weaknesses. In February 2008, we hired a Director of Financial Reporting who will have the primary responsibility for the financial close and reporting process and our internal control and monitoring environment related to financial reporting. In July 2008, we hired a Senior Financial Analyst, who will be actively involved in the financial close and reporting process and assisting us in our remediation efforts. We have implemented new IT policies and inventory procedures and progress was made in addressing the controls over IT and Inventory.

         Further, the we have hired an outside consulting firm to finish our Sarbanes-Oxley efforts started in 2007. As a smaller reporting company, our management will perform an evaluation of our internal control over financial reporting at the end of the year; however, our independent registered public accounting firm is not required to issue an opinion on the design or effectiveness on our internal control over financial reporting for the 2008 fiscal year.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., our wholly owned subsidiary, alleging patent infringement by us. The complaint claimed one of our catheter products induced and contributed to infringement when medical professionals inserted it. We responded to the complaint denying all allegations and filed certain counterclaims. We also filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office ("USPTO"). On August 4, 2006, the Court granted our motion and dismissed this lawsuit without prejudice. Plaintiffs applied to revive the applicable patent, which application was granted by the USPTO in August 2006. Plaintiffs refiled their lawsuit against us in September 2006. We have filed our answer and resumed our defense. We have filed summary judgment motions with the Court and a hearing date on the motions has been set for the late fall of 2008. Based on information presently available to us, we believe we have meritorious legal defenses with respect to this action. If we are unsuccessful in our defenses, a portion of our product line may be enjoined or we may need to redesign certain products to avoid future infringement. However, if the plaintiff's patent is found valid and infringed, the parties have already agreed to a stipulated calculation of damages based on a pre-specified royalty rate.


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

       None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 22, 2008, we held a Special Meeting in Lieu of Annual Meeting of Stockholders. At the meeting, stockholders voted on the following:

PROPOSAL NUMBER 1
-----------------

       The number of directors was fixed at eight, leaving one vacancy. Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2009 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

------------------------ ------------ ----------------------- ------------ -----------
                            Shares     Shares Voting Against     Shares       Broker
           Nominee        Voting For   or Authority Withheld   Abstaining   Non-Votes
------------------------ ------------ ----------------------- ------------ -----------
Udo Henseler              6,893,524            235,492              --           --
------------------------ ------------ ----------------------- ------------ -----------
David R. Lipinski         6,238,583            890,433              --           --
------------------------ ------------ ----------------------- ------------ -----------
Mark C. Little            6,227,827            901,189              --           --
------------------------ ------------ ----------------------- ------------ -----------
Roger G. Little           6,240,954            888,062              --           --
------------------------ ------------ ----------------------- ------------ -----------
Michael J. Magliochetti   6,897,578            231,438              --           --
------------------------ ------------ ----------------------- ------------ -----------
Guy L. Mayer              6,897,393            231,623              --           --
------------------------ ------------ ----------------------- ------------ -----------
Roger W. Redmond          6,894,193            234,823              --           --
------------------------ ------------ ----------------------- ------------ -----------

ITEM 5.  OTHER INFORMATION

       None

ITEM 6.  EXHIBITS

       10(ac) Second Loan Modification Agreement, dated May 13, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank.

       10(ad) Waiver and First Loan Modification Agreement, dated May 13, 2008, to Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

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

                                              SPIRE CORPORATION




Dated:   August 12, 2008                      By:  /s/ Roger G. Little
                                                   -----------------------------
                                                   Roger G. Little
                                                   Chairman of the Board,
                                                   Chief Executive Officer and
                                                   President




Dated:   August 12, 2008                      By:  /s/ Christian Dufresne
                                                   -----------------------------
                                                   Christian Dufresne, Ph. D.
                                                   Chief Financial Officer and
                                                   Treasurer

                                  EXHIBIT INDEX


Exhibit                               Description
-------                               -----------

10(ac) Second Loan Modification Agreement, dated May 13, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank.

10(ad) Waiver and First Loan Modification Agreement, dated May 13, 2008, to Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

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