Form 10-K/A
period 2007-12-31
SPIRE CORP
filed 2008-11-24
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ______________

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended December 31, 2007 or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from _____________ to _____________

                         Commission file number: 0-12742

                                SPIRE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                                            04-24 7335
       -------------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                                One Patriots Park
                        Bedford, Massachusetts 01730-2396
                        ---------------------------------
                    (Address of principal executive offices)

                                 (781) 275-6000
                                 --------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
         Title of Each Class                             on Which Registered
         -------------------                             -------------------
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

================================================================================

                                SPIRE CORPORATION
                                   FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2007

                                TABLE OF CONTENTS


Explanatory Note  ..........................................................   1


PART I

Item 1.    Business  .......................................................   3
Item 1A.   Risk Factors  ...................................................  10
Item 1B.   Unresolved Staff Comments Procedures  ...........................  17
Item 2.    Properties  .....................................................  17
Item 3.    Legal Proceedings  ..............................................  18
Item 4.    Submission of Matters to a Vote of Security Holders  ............  18


PART II

Item 5.    Market for Registrants Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities  ..............  19
Item 6.    Selected Financial Data  ........................................  19
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  ......................................  19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk  .....  32
Item 8.    Financial Statements  ...........................................  33
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  .......................................  62
Item 9A(T) Controls and Procedures  ........................................  62
Item 9B.   Other Information  ..............................................  65


PART III

Item 10.   Directors, Executive Officers and Corporate Governance  .........  65
Item 11.   Executive Compensation  .........................................  65
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters  ................................  65
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence  ...................................................  65
Item 14.   Principal Accounting Fees and Services  .........................  65


PART IV

Item 15.   Exhibits, Financial Statements  .................................  66

           Signatures  .....................................................  69

                                EXPLANATORY NOTE

     In November 2008, our management notified the Audit Committee of the Board of Directors over a concern relating to the timing of revenue recognition with respect to a single contract with one customer that we recognized in prior periods. Management determined that this customer was provided a concession, which was previously undisclosed and undocumented, with respect to upgrade rights to a specific tool sold in conjunction with a module line delivered to this customer. As the upgrade was not available for sale at the time when certain elements of the contract were recognized, management determined that revenue for the entire contract should have been deferred until the upgrade was provided to the customer. Management informed both the Audit Committee and our independent registered public accounting firm when the concession was discovered. Management in concert with the Audit Committee initiated an internal review of other solar equipment contracts to determine if other concessions or side arrangements were timely conveyed, such that revenue was appropriately recognized. The review revealed that, except for the one contract in question, all customer concessions and modifications were conveyed on a timely basis and revenue was appropriately recorded in all other cases during the period under review.

     On November 18, 2008, as a result of these investigations, the Audit Committee concluded, in consultation with and upon the recommendation of management, that the previously issued financial statements for the fourth quarter and fiscal 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the "Original Report") and previously issued financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008 and the related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon. Specifically, adjustments needed to be made in the fourth quarter of 2007 and the first quarter of 2008.

     In this Annual Report on Form 10-K/A (the "Amended Report") we are restating our consolidated balance sheet as of December 31, 2007 and our consolidated statements of operations, stockholder's equity, cash flows and related disclosures for the year ended December 31, 2007 included in the Original Report to correct this error. We are also restating the condensed consolidated financial statement for first and second quarter of 2008 to correct this error. We anticipate filing on the same date as this Amended Report, Quarterly Reports on Form 10-Q/A for the first and second quarters of 2008. We also anticipate filing our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008, which will also include the effects of the restatements. We do not anticipate filing amended periodic reports for any periods prior to the fourth quarter of 2007. For a detailed discussion of the effect of the restatements, see Part I, Item 8, Note 2, "Restatement of Previously Issued Financial Statements" to the consolidated financial statements.

     We have identified and reported "material weaknesses" to the Audit Committee of our Board of Directors and Vitale, Caturano & Company, Ltd., our independent registered public accounting firm. Please see "Item 9A(T). Controls and Procedures" in Part II for a description of these matters, and of the measures that we have implemented to date, as well as additional steps we plan to take to strengthen our controls.

     We are recording adjustments affecting our previously-reported financial statements for the fourth quarter of 2007 and for the first quarter of 2008, the cumulative effects of which are summarized in the table below.


CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

     The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

                                                  Year Ended     Quarter Ended
                                                  December 31,      March 31,
                                                      2007            2008
                                                  ------------    ------------
                                                        As Restated (1)
                                                  ----------------------------
       Net loss as originally reported            $ (1,686,000)   $   (508,000)
       Adjustments related to:
           Revenue recognition                      (1,355,000)       (380,000)
           Cost of goods sold                        1,108,000         365,000
                                                  ------------    ------------
       Net adjustments                                (247,000)        (15,000)
                                                  ------------    ------------
       Net loss as restated                       $ (1,933,000)   $   (523,000)
                                                  ============    ============
       Cumulative effect to accumulated deficit   $    247,000    $    262,000
                                                  ============    ============

(1) See Note 2, to the  Consolidated  Financial  Statements  included in Part I,
Item 8

     For the reasons discussed above, we are filing this Amended Report in order to amend Item 1 "Business," Item 1A "Risk Factors," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item 8 "Financial Statements and Supplementary Data," and Item 9A(T) "Controls and Procedures" of the Original Report to the extent necessary to reflect the adjustments discussed above and to reflect the results of our evaluations of disclosure controls and procedures and internal control over financial reporting, taking into consideration these restatements. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

     In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, March 31, 2008, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

                                     PART I
ITEM 1.    BUSINESS
-------------------

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

     In addition to our cell and module manufacturing solutions, we have a device fabrication facility where we produce, under contract with our customers, gallium arsenide ("GaAs") concentrator cells. The state-of-the-art semiconductor fabrication and foundry facility is the foundation of our solar cell process technology for silicon, polysilicon, thin film and

GaAs concentrator cells. Under the name Spire Semiconductor, this division produces GaAs concentrator cells, high performance LEDs, and other custom semiconductor foundry services for our customers. In July 2007, we entered into a joint venture with Gloria Solar Co., Ltd., a leading cell and module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. Our 45% ownership stake in the joint venture, Gloria Spire Solar, LLC, was obtained through the contribution of our building integrated photovoltaic business to Gloria Solar. This transaction has allowed us to focus more of our attention on our core solar business, while continuing to expand the Spire brand name in the marketplace.

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

[Mountain Charts]

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

 [PIE CHART]

Crystalline Silicon    93%
Thin Film               7%

------------------------------------ -----------------------
            Technology                    MW Produced
------------------------------------ -----------------------
A-Si                                          100
------------------------------------ -----------------------
Cd-Te                                          70
------------------------------------ -----------------------
CIS/CIGS                                        5
------------------------------------ -----------------------
Monocrystalline Flat Plate                    955
------------------------------------ -----------------------
Multicrystalline Flat Plate                 1,170
------------------------------------ -----------------------
Ribbon (Silicon)                               70
------------------------------------ -----------------------
Other Crystalline                             150
------------------------------------ -----------------------
Total                                       2,520
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

     On July 31, 2007, we entered into a contractual relationship with Gloria Solar Co., Ltd. ("Gloria Solar"), a leading cell and module manufacturer in Taiwan organized under the laws of the Republic of China (Taiwan). Under the agreement, we agreed to sell Gloria Solar certain assets pertaining to our solar systems business for $4 million. In addition, we agreed to form a joint venture for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture will design, sell and manage the installations of solar systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar owns 55% of the joint venture and we own 45% of the joint venture. In connection with the formation of the joint venture, we contributed our solar photovoltaic system assets related to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project leads, certain registered trademarks, and employment relationships with staff members; Gloria Solar contributed $5 million in cash.

Spire Semiconductor
-------------------

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

Spire Biomedical
----------------

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

     Principal raw materials purchased by us include polymer extrusions, molded plastic parts, silicon photovoltaic cells, compound semiconductor wafer substrates, high purity industrial gases, custom metal welded structures, fasteners, position sensors, electrical motors, electrical power conditioning inverters, and electrical controls. All of these items are available from several suppliers and we generally rely on more than one supplier for each item. There has been a multi-year shortage in semiconductor grade silicon leading to dramatic price increases over the past two years. The shortage in semiconductor grade silicon did have an adverse effect on the ordering patterns of our solar equipment customers in the early part of 2006 and could have an adverse effect on solar ordering patterns in the future.

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

RESEARCH AND DEVELOPMENT

     Our  policy  is to  support  as much of our  research  and  development  as possible through government contract funding, which we recognize as revenue. Revenues from our research and development contracts and Natural Renewable
Energy Laboratory ("NREL") funded by the United States government, and their percent of consolidated net sales and revenues were $1,303,000, or 4%, and
$2,261,000,   or  11%,  for  the  years  ended   December  31,  2007  and  2006,
respectively.

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

     Our export sales, which amounted to 47% and 33% of net sales and revenues for 2007 and 2006, respectively, continue to constitute a significant portion of our net sales and revenues. Over 90% of export sales in 2007 and 2006 were to solar equipment customers with the remainder to biomedical and optoelectronic related customers.

     The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

                                  2007           %          2006           %
                                   As Restated
                              ----------------------    ------------    ------
          United States       $ 19,714,000        53%   $ 13,454,000        67%
          Europe/Africa          9,129,000        25%      3,389,000        17%
          Asia                   7,643,000        21%      2,771,000        13%
          Rest of the world        582,000         1%        511,000         3%
                              ------------    ------    ------------    ------
                              $ 37,068,000       100%   $ 20,125,000       100%
                              ============    ======    ============    ======

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

ITEM 1A.   RISK FACTORS
-----------------------

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

     We have experienced losses from operations in each of the past two fiscal years. These losses have contributed to an accumulated deficit of approximately $11.7 million as of December 31, 2007. Our revenues have not been sufficient to cover our operating expenses, and we anticipate that we may sustain future losses from operations if revenues do not increase. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

OUR INTERNATIONAL SALES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR REVENUE AND OPERATING RESULTS.

     Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue (approximately 47% in 2007) and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales involve a variety of risks and uncertainties, including risks related to:

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

     Based on this evaluation, management concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2007: we did not have a sufficient level of staffing with the necessary knowledge, experience and training to ensure the completeness and accuracy of our financial statements. Additionally, our internal policies and procedures related to internal control over financial reporting were not effective. As a result of this material weakness, issues related to accounting for inventory, accruals, reserves, income taxes and revenues existed in our internal preliminary 2007 fiscal year consolidated financial statements and resulted in a restatement of 2007 and 2008 results. For more detailed information see "Item 9A(T). Controls and Procedures."

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

OUR  CREDIT   AGREEMENTS  WITH  SILICON  VALLEY  BANK  SUBJECTS  US  TO  VARIOUS
RESTRICTIONS, WHICH MAY LIMIT OUR ABILITY TO PURSUE BUSINESS OPPORTUNITIES.

     Our credit agreements with Silicon Valley Bank subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the bank, including, among other things, our ability to:

     o Dispose of or encumber assets, other than in the ordinary course of business,
     o Incur additional indebtedness,
     o Merge or consolidate with other entities, or acquire other businesses, and
     o Make investments.

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


ITEM 1B.   UNRESOLVED STAFF COMMENTS
------------------------------------

None.


ITEM 2.    PROPERTIES
---------------------

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


ITEM 3.    LEGAL PROCEEDINGS
----------------------------

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

     No matters were submitted to a vote of our security holders in the fourth quarter of 2007.

                                     PART II

ITEM 5.    MARKET  FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

MARKET INFORMATION

     Our common stock is traded on the Nasdaq Global Market under the symbol "SPIR." The following chart sets forth the high and low bid prices for the common stock for the periods shown:

                                               High Bid        Low Bid
                                               --------        -------
                   2007
                   ----
                   First Quarter                $11.84         $ 7.63
                   Second Quarter                11.19           8.61
                   Third Quarter                 14.95           8.39
                   Fourth Quarter                26.78          11.33

                   2006
                   ----
                   First Quarter                $10.61         $ 7.49
                   Second Quarter                10.25           6.98
                   Third Quarter                  7.45           6.67
                   Fourth Quarter                 8.69           6.50

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


ITEM 6.    SELECTED FINANCIAL DATA
----------------------------------

     Not required as we are a smaller reporting company.


ITEM 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

     Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems. Export sales, which amounted to 47% of net sales and revenues for 2007, continue to constitute a significant portion of our net sales and revenues.

RESTATEMENTS

     We restated our previously issued consolidated financial statements as of and for the year ended December 31, 2007 to correct errors under generally accepted accounting principles ("GAAP") in the United States relating to the recognition of revenue. We determined that a single customer of our solar equipment business unit was provided certain upgrade rights in connection with the sale of products, as a result of which the revenue associated with those sales should not have been recognized upon shipment of the products to the customers under GAAP because the upgrade was not available at that time. We determined that revenue for the entire contract should have been deferred until the upgrade was provided to the customer. These orders resulted in aggregate gross revenues of approximately $1.4 million during the fourth quarter of 2007. To correct this error, we reversed this revenue and the associated cost of goods sold. See Note 2 to the consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                        Year Ended December 31,
                                                         ---------------------
                                                           2007         2006
                                                            As
                                                         Restated
                                                         --------     --------

          Net sales and revenues                              100%         100%
          Cost of sales and revenues                          (81)         (89)
                                                         --------     --------
             Gross profit                                      19           11
          Selling, general and administrative expenses        (36)         (48)
          Internal research and development expenses           (1)          (4)
          Gain on sales of trademark                            7         --
                                                         --------     --------
             Loss from operations                             (11)         (41)
          Other expense, net                                    0         --
                                                         --------     --------
             Loss before income taxes
                                                              (11)         (41)
          Income tax benefit                                    2         --
                                                         --------     --------
             Loss before extraordinary gain                    (9)         (41)
          Extraordinary gain, net of taxes
                                                                4         --
                                                         --------     --------
             Net loss                                          (5)%        (41)%
                                                         ========     ========

OVERALL

     Our total net sales and revenues for the year ended December 31, 2007 ("2007") increased 84% to $37,068,000 as compared to $20,125,000 for the year ended December 31, 2006 ("2006"). The increase came primarily from our solar business unit, while our optoelectronics business unit achieved a small increase.

SOLAR BUSINESS UNIT

     Sales in our solar business unit increased 211% to $21,748,000 in 2007 as compared to $6,992,000 in 2006, primarily due to a 345% increase in solar equipment sales resulting from higher volume offset by a 41% decrease in solar systems sales.

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

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
---------------------------------------------------------------------

Net Sales and Revenues
----------------------

     The following table categorizes our net sales and revenues for the periods presented:

                                             Year Ended December 31,            Increase
                                           ---------------------------   -----------------------
                                               2007           2006            $              %
                                           As Restated                        As Restated
                                           ------------   ------------   -----------------------
          Sales of goods                   $ 24,723,000   $  9,562,000   $ 15,161,000        159%
          Contract research, service and
              license revenues               12,345,000     10,563,000      1,782,000         17%
                                           ------------   ------------   ------------
             Net sales and revenues        $ 37,068,000   $ 20,125,000   $ 16,943,000         84%
                                           ============   ============   ============

     The 159% increase in sales of goods for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to a 247% increase in solar equipment and solar systems revenues, with higher volume being the primary contributor to the increase. Biomedical product sales increased 20% in 2007 as compared to 2006 as a result of increased demand for our expanded line of hemodialysis catheters. We introduced a new heparin coated catheter late in the fourth quarter of 2006.

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

Cost of Sales and Revenues
--------------------------

     The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                Years Ended December 31,                    Increase
                                    ----------------------------------------------    ---------------------
                                        2007           %         2006           %            $           %
                                         As Restated                                       As Restated
                                    ---------------------    ------------    -----    ---------------------
Cost of goods sold                  $ 20,826,000       84%   $  9,029,000       94%   $ 11,797,000      131%
Cost of contract research,
   service and license revenues        9,360,000       76%      8,819,000       83%        541,000        6%
                                    ------------             ------------             ------------
   Net cost of sales and revenues   $ 30,186,000       81%   $ 17,848,000       89%   $ 12,338,000       69%
                                    ============             ============             ============

     Cost of goods sold increased 131% in 2007 as compared to 2006, primarily as a result of the 84% increase in related revenues. As a percentage of sales, cost of goods sold was 84% of sales of goods in 2007 as compared to 94% of sales in 2006. This change is due to increased costs in 2007 associated with higher levels of revenue along with better utilization of solar manufacturing overhead.

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

OPERATING EXPENSES

     The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

                                                 Years Ended December 31,                Increase/(Decrease)
                                      ----------------------------------------------    ----------------------
                                          2007          %          2006          %            $            %
                                                       As
                                                    Restated
                                      ------------   ------    ------------   ------    ------------    ------
Selling, general and administrative   $ 13,226,000       36%   $  9,794,000       48%   $  3,432,000        35%
Internal research and development          313,000        1%        734,000        4%       (421,000)      (57%)
                                      ------------             ------------             ------------
   Operating expenses                 $ 13,539,000       37%   $ 10,528,000       52%   $  3,011,000        29%
                                      ============             ============             ============

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

GAIN ON SALE OF TRADEMARK

     We sold Gloria Solar a PV module line operated by the our solar system business along with the transfer of technology and rights to mark the modules with our trademark to build, design and sell specialty BIPV and PV modules, in exchange for $4,000,000 in cash. This transaction closed on September 4, 2007. As of December 31, 2007 we still had outstanding obligations to refurbish the module line and provide some additional PV module design work. We believe the sale of the trademark and the other goods and services meets the criteria of Emerging Issues Task Force ("EITF") 00-21,

"ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE ELEMENTS," paragraph 9(a), as each element has utility on a stand-alone basis. Further, Question 1 to SAB Topic 13A-3f was considered as guidance for determining if the trademark fee under the agreement should be recognized as a sale. As the trademark agreement has no term and is permanent in nature, the earnings process was complete; accordingly, we recognized a gain on the sale. We have determined the fair value of the trademark sale, the PV module line and services based on a third party appraisal. As a result, a $2,735,000 gain was recognized on the sale of the trademark for the year ended December 31, 2007. We also recognized $715,000 in service revenue reflecting the delivery of PV technology designs to build PV modules. We have sold and will continue to sell this technology to other customers as part of our equipment business. As of December 31, 2007, the fair value of the undelivered goods and services was $550,000, which is in advances on contracts in progress. Gloria Solar has further contracted with us to purchase additional PV module equipment lines at market prices. We also provide Gloria Solar general and administrative services and provide space in our facility on a pass through basis.

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

INCOME TAXES

     We recorded a benefit for income taxes of $877,000 related to income from continuing operations for year ended December 31, 2007, representing the tax benefit of the continuing operation loss that is offset by the extraordinary gain. We did not record an income tax benefit for the year ended December 31, 2006. A full valuation allowance has been provided against the deferred tax assets due to uncertainty regarding the realization of the net operating loss in the future. A valuation allowance was provided against the deferred tax assets generated in 2007 and 2006 due to uncertainty regarding the realization of the net operating loss in the future. At December 31, 2007, we had gross deferred tax assets of $6,831,000, against which a valuation allowance of $6,831,000 had been applied.

NET EARNINGS (LOSS)

     We reported a net losses of $1,933,000 and $8,151,000 for the years ended December 31, 2007 and 2006, respectively. In 2007, we recorded a gain of $2,735,000 from the sale of trademark and an extraordinary gain, net of taxes of $1,301,000 compared to no gains from trademarks and extraordinary gains in 2006. We are likely to continue to report losses unless we can increase revenues or sell additional technology licenses. If additional sources of revenue are not identified we can take measures to reduce costs but it is unclear whether cost reductions alone can eliminate all of the potential future losses.

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

LIQUIDITY AND CAPITAL RESOURCES

                                                                     Increase (Decrease)
                                      December 31,    December 31,  ----------------------
                                          2007           2006            $              %
                                      As Restated                        As Restated
                                      ------------   ------------   ----------------------
          Cash and cash equivalents   $  2,372,000   $  1,536,000   $    836,000        54%
          Working capital             $  2,587,000   $  3,938,000   $ (1,351,000)      (34%)

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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. We actively pursue collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as deemed necessary. A specific reserve is established for past due accounts over 60 days and over a specified amount, when it is probable that a loss has been incurred and we can reasonably estimate the amount of the loss. We do not record an allowance for government receivables and invoices backed by letters of credit as realizability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted and only in consultation with the appropriate business line manager.

     At December 31, 2007, our accumulated deficit was approximately $11,689,000 compared to accumulated deficit of approximately $9,756,000 as of December 31, 2006.

     We have incurred significant operating losses in 2007 and 2006. Loss from operations, before gain on sales of trademarks, were $6.7 million and $8.3 million in 2007 and 2006, respectively. These losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $6.1 million and $5.4 million in 2007 and 2006, respectively. We have funded these cash losses from cash receipts of $4 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with our trademark in 2007 and $7.7 million from the sale of equity in 2006. As of December 31, 2007, we had unrestricted cash and cash equivalents of $2.4 million compared to unrestricted cash and cash equivalents of $1.5 million and unrestricted short-term investments of $3 million as of December 31, 2006. While we believe we have inherent assets and technology that we could sell or license in the near term, there is no guarantee that we would be able to sell or license those assets on a timely basis and at appropriate values that would allow us to continue to fund our operating losses. We have developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, we believe we have sufficient resources to continue as a going concern at least through December 31, 2008. The table below details our cash loss from operations which excludes changes in working capital during the respective periods.

                                                                                   Years Ended December 31,
                                                                                 ----------------------------
                                                                                     2007            2006
                                                                                 As Restated
                                                                                 ------------    ------------
          Loss from operations                                                   $ (3,922,000)   $ (8,251,000)
          Gain on sale of trademark                                                (2,735,000)           --
                                                                                 ------------    ------------
          Adjusted loss from operations                                            (6,657,000)     (8,251,000)
          Depreciation and amortization                                             2,213,000       2,027,000
          Loss on impairment of capital equipment                                      78,000            --
          Loss on buyout of capital lease                                                --           105,000
          Loss on equity investment in joint venture                                   24,000            --
          Deferred tax benefit                                                       (877,000)           --
          Deferred compensation                                                         2,000          35,000
          Deferred rent                                                                18,000            --
          Extraordinary gain in equity investment in joint venture, net of tax     (1,301,000)           --
          Stock-based compensation                                                    579,000         256,000
          Increase (decrease) to reserves                                            (223,000)        467,000
                                                                                 ------------    ------------
          Cash loss from operations                                              $ (6,144,000)   $ (5,361,000)
                                                                                 ============    ============

CONTRACTUAL   OBLIGATIONS,   COMMERCIAL   COMMITMENTS  AND   OFF-BALANCE   SHEET
ARRANGEMENTS.

     The following table summarizes our gross contractual obligations at December 31, 2007 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                              Payments Due by Period
                                     ------------------------------------------------------------------------
                                                     Less than        2 - 3          4 - 5        More Than
      Contractual Obligations           Total          1 Year         Years          Years         5 Years
---------------------------------    ------------   ------------   ------------   ------------   ------------
PURCHASE OBLIGATIONS                 $  2,669,000   $  2,620,000   $     49,000           --             --

CAPITAL LEASES:
  Related party capital lease        $    495,000   $    495,000           --             --             --

OPERATING LEASES:
  Unrelated party operating leases   $    338,000   $    124,000   $    200,000   $     14,000           --
  Related party operating lease      $  9,946,000   $  1,812,000   $  3,948,000   $  4,186,000           --

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

                                          Rebates          Returns          Total
                                        ------------    ------------    ------------

          Balance - December 31, 2005   $     92,000    $     19,000    $    111,000

            Provision                        387,000          60,000         447,000
            Utilization                     (341,000)        (62,000)       (403,000)
                                        ------------    ------------    ------------
          Balance - December 31, 2006        138,000          17,000         155,000
            Provision                        224,000          32,000         256,000
            Utilization                     (285,000)        (39,000)       (324,000)
                                        ------------    ------------    ------------
          Balance - December 31, 2007   $     77,000    $     10,000    $     87,000
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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

Not required as we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



Report of Independent Registered Public Accounting Firm  .....................................  34


Consolidated Financial Statements:

     Consolidated Balance Sheets as of December 31, 2007 (as restated) and 2006...............  35

     Consolidated Statements of Operations for the Years Ended December 31, 2007
      (as restated) and 2006  ................................................................  36

     Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
        the Years Ended December 31, 2007 (as restated) and 2006  ............................  37

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2007
      (as restated) and 2006  ................................................................  38

     Notes to Consolidated Financial Statements (as restated) ................................  39

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

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its financial statements for the year ended December 31, 2007.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




VITALE, CATURANO & COMPANY, LTD.


March 31, 2008, except for
Note 2, as to which the date is
November 24, 2008

Boston, Massachusetts

                       SPIRE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          December 31,      December 31,
                                                                              2007              2006
                                                                         As Restated (1)
                                                                          ------------      ------------
                                         ASSETS
Current assets
--------------
   Cash and cash equivalents                                              $  2,372,000      $  1,536,000
   Restricted cash - current portion                                           391,000           269,000
                                                                          ------------      ------------
                                                                             2,763,000         1,805,000

   Short-term investments                                                           --         3,031,000
    Restricted short-term investments                                               --         1,969,000
   Accounts receivable - trade, net                                         11,865,000         4,010,000
   Inventories, net                                                         11,570,000         4,217,000
   Deferred cost of goods sold                                               8,044,000                --
    Deposits on equipment for inventory                                      2,475,000         2,580,000
   Prepaid expenses and other current assets                                   542,000           737,000
                                                                          ------------      ------------
     Total current assets                                                   37,259,000        18,349,000

Property and equipment, net                                                  6,209,000         6,673,000

Intangible and other assets, net                                               851,000           844,000
Available-for-sale investments, at quoted market value (cost of
    $1,696,000 and $1,361,000 at 12/31/07 and 12/31/06, respectively)        1,800,000         1,461,000
Equity investment in joint venture                                           2,264,000                --
Restricted cash - long-term                                                         --           121,000
Deposit - related party                                                        304,000           236,000
                                                                          ------------      ------------
     Total other assets                                                      5,219,000         2,662,000
                                                                          ------------      ------------
     Total assets                                                         $ 48,687,000      $ 27,684,000
                                                                          ============      ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related party            $    486,000      $  1,027,000
   Current portion of equipment line of credit                               1,167,000                --
   Accounts payable                                                          2,909,000         1,982,000
   Accrued liabilities                                                       6,057,000         5,006,000
   Current portion of advances on contracts in progress                     24,053,000         6,396,000
                                                                          ------------      ------------
     Total current liabilities                                              34,672,000        14,411,000

Long-term portion of capital lease obligation - related party                       --           486,000
Long-term portion of equipment line of credit                                1,750,000                --
Long-term portion of advances on contracts in progress                       1,950,000         1,823,000
Deferred compensation                                                        1,800,000         1,461,000
Other long-term liabilities                                                     60,000            40,000
                                                                          ------------      ------------
   Total long-term liabilities                                               5,560,000         3,810,000
                                                                          ------------      ------------
     Total liabilities                                                      40,232,000        18,221,000
                                                                          ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,321,188 shares issued and outstanding on December 31, 2007 and
     8,236,663 shares issued and outstanding on December 31, 2006               83,000            82,000
   Additional paid-in capital                                               19,999,000        19,077,000
   Accumulated deficit                                                     (11,689,000)       (9,756,000)
   Accumulated other comprehensive income, net                                  62,000            60,000
                                                                          ------------      ------------
     Total stockholders' equity                                              8,455,000         9,463,000
                                                                          ------------      ------------
     Total liabilities and stockholders' equity                           $ 48,687,000      $ 27,684,000
                                                                          ============      ============

------------------
(1) See Note 2.


                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Years Ended December 31,
                                                                          ------------------------------
                                                                              2007              2006
                                                                         As Restated (1)
                                                                          ------------      ------------
Net sales and revenues
----------------------
    Sales of goods                                                        $ 24,723,000      $  9,562,000
    Contract research, service and license revenues                         12,345,000        10,563,000
                                                                          ------------      ------------
        Total net sales and revenues                                        37,068,000        20,125,000

Cost of sales and revenues
--------------------------
    Cost of goods sold                                                      20,826,000         9,029,000
    Cost of contract research, services and licenses                         9,360,000         8,819,000
                                                                          ------------      ------------
        Total cost of sales and revenues                                    30,186,000        17,848,000

                                                                          ------------      ------------
Gross margin                                                                 6,882,000         2,277,000

Operating expenses
------------------
    Selling, general and administrative expenses                            13,226,000         9,794,000
    Internal research and development expenses                                 313,000           734,000
                                                                          ------------      ------------
        Total operating expenses                                            13,539,000        10,528,000
                                                                          ------------      ------------

Gain on sale of trademark                                                    2,735,000                --
                                                                          ------------      ------------

Loss from operations                                                        (3,922,000)       (8,251,000)
--------------------

Interest income (expense), net                                                (151,000)          114,000
Loss on equity investment in joint venture                                     (24,000)               --
Other expense                                                                  (14,000)          (14,000)
                                                                          ------------      ------------
Total other income (expense), net                                             (189,000)          100,000
                                                                          ------------      ------------

Loss before income taxes and extraordinary gain                             (4,111,000)       (8,151,000)

Income tax benefit                                                             877,000                --
                                                                          ------------      ------------

Net loss before extraordinary gain                                          (3,234,000)       (8,151,000)
----------------------------------

Extraordinary gain, net of taxes                                             1,301,000                --
                                                                          ------------      ------------

Net loss                                                                  $ (1,933,000)     $ (8,151,000)
--------                                                                  ============      ============

Basic and diluted income (loss) per share:
    From continuing operations after income taxes                         $      (0.39)     $      (1.03)
    From extraordinary gain, net of tax                                           0.16                --
                                                                          ------------      ------------
    Basic and diluted income (loss) per share                             $      (0.23)     $      (1.03)
    -----------------------------------------                             ============      ============

Weighted average number of common and common equivalent
    shares outstanding - basic and diluted                                   8,272,123         7,898,320
                                                                          ============      ============

------------------
(1) See Note 2.


                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                      Accumulated
                                          Common Stock               Additional                          Other
                                  -----------------------------       Paid-in       (Accumulated     Comprehensive
                                     Shares           Amount          Capital          Deficit)          Income            Total
                                  ------------     ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2005           7,222,987     $     72,000     $ 10,763,000     $ (1,605,000)    $     25,000     $  9,255,000

  Exercise of stock options             72,500            1,000          337,000               --               --          338,000
  Proceeds from issuance of
    common stock, net of
    offering costs                     941,176            9,000        7,721,000               --               --        7,730,000
  Stock-based compensation                  --               --          256,000               --               --          256,000
  Net unrealized gain on
    available for sale marketable
    securities, net of tax                  --               --               --               --           35,000           35,000
  Net loss                                  --               --               --       (8,151,000)              --       (8,151,000)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2006           8,236,663           82,000       19,077,000       (9,756,000)          60,000        9,463,000
  Exercise of stock options             84,525            1,000          343,000               --               --          344,000
  Stock-based compensation                  --               --          579,000               --               --          579,000
  Net unrealized gain on
    available for sale marketable
    securities, net of tax                  --               --               --               --            2,000            2,000
  Net loss - (as restated (1))              --               --               --       (1,933,000)              --       (1,933,000)
                                  ------------     ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2007 -         8,321,188     $     83,000     $ 19,999,000     $(11,689,000)    $     62,000     $  8,455,000
(as restated (1))                 ============     ============     ============     ============     ============     ============


                                                                                                         Years Ended December 31,
                                                                                                      -----------------------------
                                                                                                          2007             2006
                                                                                                     As Restated(1)
                                                                                                      ------------     ------------
Comprehensive income/(loss) is calculated as follows:
  Net loss                                                                                            $ (1,933,000)    $ (8,151,000)

  Other comprehensive gain on available for sale marketable securities                                       2,000           35,000
                                                                                                      ------------     ------------
  Comprehensive loss                                                                                  $ (1,931,000)    $ (8,116,000)
                                                                                                      ============     ============

------------------
(1) See Note 2.


                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                                ------------------------------
                                                                                    2007              2006
                                                                               As Restated (1)
                                                                                ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                     $ (1,933,000)     $ (8,151,000)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                               2,213,000         2,027,000
       Loss on impairment of capital equipment                                        78,000                --
       Loss on buy-out of capital lease                                                   --           105,000
       Gain on sale of trademark                                                  (2,735,000)               --
       Loss on equity investment in joint venture                                     24,000                --
       Deferred tax benefit                                                         (877,000)               --
       Deferred compensation                                                           2,000            35,000
       Extraordinary gain in equity investment in joint venture, net of tax       (1,301,000)               --
       Stock-based compensation                                                      579,000           256,000
       Increase (decrease) in accounts receivable reserves                           (43,000)           86,000
       Increase (decrease) in inventory reserves                                    (180,000)          381,000
       Changes in assets and liabilities:
         Restricted cash                                                              (1,000)          536,000
         Accounts receivable                                                      (7,812,000)         (400,000)
         Interest receivable                                                              --          (158,000)
         Inventories                                                              (7,308,000)       (1,938,000)
         Deferred cost of goods sold                                              (8,044,000)               --
         Deposits, prepaid expenses and other current assets                         299,000        (2,552,000)
         Accounts payable, accrued liabilities and other liabilities               1,998,000         3,839,000
         Deposit - related party                                                     (68,000)          (45,000)
         Advances on contracts in progress                                        17,836,000         6,461,000
                                                                                ------------      ------------
           Net cash provided by (used in) operating activities                    (7,273,000)          482,000
                                                                                ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Purchase of short-term investments                                                     --        (7,500,000)
   Proceeds from maturity of short-term investments                                5,000,000         2,500,000
   Proceeds from sale of trademark                                                 2,735,000                --
   Purchase of property and equipment                                             (1,730,000)       (4,085,000)
   Increase in intangible and other assets                                          (130,000)         (268,000)
                                                                                ------------      ------------
           Net cash provided by (used in) investing activities                     5,875,000        (9,353,000)
                                                                                ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Proceeds from issuance of common stock, net of offering costs                          --         7,730,000
   Principal payments on capital lease obligations - related parties              (1,027,000)         (734,000)
   Borrowings from equipment line of credit, net                                   2,917,000                --
   Principal payments and buy-out of capital lease obligations                            --          (557,000)
   Proceeds from exercise of stock options                                           344,000           338,000
                                                                                ------------      ------------
           Net cash provided by financing activities                               2,234,000         6,777,000
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                                 836,000        (2,094,000)

Cash and cash equivalents, beginning of year                                       1,536,000         3,630,000
                                                                                ------------      ------------
Cash and cash equivalents, end of year                                          $  2,372,000      $  1,536,000
                                                                                ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------

   Interest paid                                                                $    149,000      $     18,000
                                                                                ============      ============
   Interest received                                                            $     74,000      $    110,000
                                                                                ============      ============
   Interest paid - related party                                                $     76,000      $    136,000
                                                                                ============      ============
   Income taxes paid (refunded)                                                 $     18,000      $   (155,000)
                                                                                ============      ============

------------------
(1) See Note 2.


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

       Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 47% of net sales and revenues for 2007, continue to constitute a significant portion of the Company's net sales and revenues.

       The Company has incurred significant operating losses in 2007 and 2006. Loss from operations, before gain on sales of trademarks, were $6.7 million and $8.3 million in 2007 and 2006, respectively. These losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $6.1 million and $5.4 million in 2007 and 2006, respectively. The Company has funded these cash losses from cash receipts of $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark in 2007 and $7.7 million from the sale of equity in 2006. As of December 31, 2007, the Company had unrestricted cash and cash equivalents of $2.4 million compared to unrestricted cash and cash equivalents of $1.5 million and unrestricted short-term investments of $3.0 million as of December 31, 2006. While the Company believes it has inherent assets and technology that it could sell or license in the near term, there is no guarantee that the Company would be able to sell or license those assets on a timely basis and at appropriate values that would allow the Company to continue to fund its operating losses. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, the Company believes it has sufficient resources to continue as a going concern at least through December 31, 2008.

2.     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

BACKGROUND OF THE RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS AND REMEDIAL MEASURES.

REVIEW OF ACCOUNTING FOR PHOTOVOLTAIC MODULE EQUIPMENT TRANSACTIONS

       In November 2008, management, in concert with the Audit Committee, commenced a review of the revenue recognized during the fourth quarter of 2007 and the first quarter of 2008 with respect to a single contract due to the existence of a previously undisclosed and undocumented side agreement. The Company also conducted an internal review of other solar equipment contracts to determine if other concessions or side agreements were granted and not timely conveyed such that revenue could be appropriately recognized.

       The Company conducted a review of the solar equipment contracting process and order management activity, including a review of contract modifications. The results of this review revealed that during the fulfillment of several customer orders, concessions and contract modifications were made in the ordinary course of business to reflect changing facts and circumstances but that these changes were appropriately communicated and recorded. It was determined that the identified contract was the only instance where revenue recognition requirements were not met at the time revenue was initially recognized. As a result, the Company has recorded adjustments to both the fourth quarter of 2007 and the first quarter of 2008, by reversing the revenue recognized and associated costs of goods sold previously recorded in those periods. The revenue associated with this contract will be deferred until the remaining undelivered element is supplied to the customer. These adjustments are summarized below, and generally have the effect of deferring revenue and related cost of goods sold, previously recognized until later periods.

CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

       The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.


                                                  Year Ended     Quarter Ended
                                              December 31, 2007  March 31, 2008
                                                 ------------     ------------
                                                          As Restated
                                                 ------------------------------

       Net loss as originally reported           $ (1,686,000)     $   (508,000)
       Adjustments related to:
           Revenue recognition                     (1,355,000)         (380,000)
           Cost of goods sold                       1,108,000           365,000
                                                 ------------      ------------
       Net adjustments                               (247,000)          (15,000)
                                                 ------------      ------------
       Net loss as restated                      $ (1,933,000)     $   (523,000)
                                                 ------------      ------------
       Cumulative effect to accumulated deficit  $    247,000      $    262,000
                                                 ============      ============

       The tables below set forth the effect of the adjustments as of December 31, 2007 and for the year ended December 31, 2007, as applicable:


                       SPIRE CORPORATION AND SUBSIDIARIES
                      RESTATED CONSOLIDATED BALANCE SHEETS


                                                                             December 31, 2007
                                                                      ------------------------------
                                                                       As Reported       As Restated
                                                                      ------------      ------------
                                         ASSETS
Current assets
--------------
   Cash and cash equivalents                                          $  2,372,000      $  2,372,000
   Restricted cash - current portion                                       391,000           391,000
                                                                      ------------      ------------
                                                                         2,763,000         2,763,000

   Accounts receivable - trade, net                                     12,766,000        11,865,000
   Inventories, net                                                     18,506,000        11,570,000
   Deferred cost of goods sold                                                  --         8,044,000
   Deposits on equipment for inventory                                   2,475,000         2,475,000
   Prepaid expenses and other current assets                               542,000           542,000
                                                                      ------------      ------------
       Total current assets                                             37,052,000        37,259,000

Property and equipment, net                                              6,209,000         6,209,000

Intangible and other assets, net                                           851,000           851,000
Available-for-sale investments, at quoted market value (cost of
  $1,696,000 at 12/31/07)                                                1,800,000         1,800,000
Equity investment in joint venture                                       2,264,000         2,264,000
Deposit - related party                                                    304,000           304,000
                                                                      ------------      ------------
       Total other assets                                                5,219,000         5,219,000
                                                                      ------------      ------------
       Total assets                                                   $ 48,480,000      $ 48,687,000
                                                                      ============      ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related party        $    486,000      $    486,000
   Current portion of equipment line of credit                           1,167,000         1,167,000
   Accounts payable                                                      2,909,000         2,909,000
   Accrued liabilities                                                   6,057,000         6,057,000
   Current portion of advances on contracts in progress                 23,599,000        24,053,000
                                                                      ------------      ------------
       Total current liabilities                                        34,218,000        34,672,000

Long-term portion of equipment line of credit                            1,750,000         1,750,000
Long-term portion of advances on contracts in progress                   1,950,000         1,950,000
Deferred compensation                                                    1,800,000         1,800,000
Other long-term liabilities                                                 60,000            60,000
                                                                      ------------      ------------
   Total long-term liabilities                                           5,560,000         5,560,000
                                                                      ------------      ------------
       Total liabilities                                                39,778,000        40,232,000
                                                                      ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized;
     8,321,188 shares issued and outstanding on December 31, 2007           83,000            83,000
   Additional paid-in capital                                           19,999,000        19,999,000
   Accumulated deficit                                                 (11,442,000)      (11,689,000)
   Accumulated other comprehensive income, net                              62,000            62,000
                                                                      ------------      ------------
       Total stockholders' equity                                        8,702,000         8,455,000
                                                                      ------------      ------------
       Total liabilities and stockholders' equity                     $ 48,480,000      $ 48,687,000
                                                                      ============      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
                 RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Years Ended December 31, 2007
                                                                      ------------------------------
                                                                       As Reported       As Restated
                                                                      ------------      ------------
Net sales and revenues
----------------------
    Sales of goods                                                    $ 26,078,000      $ 24,723,000
    Contract research, service and license revenues                     12,345,000        12,345,000
                                                                      ------------      ------------
        Total net sales and revenues                                    38,423,000        37,068,000

Cost of sales and revenues
--------------------------
    Cost of goods sold                                                  21,934,000        20,826,000
    Cost of contract research, services and licenses                     9,360,000         9,360,000
                                                                      ------------      ------------
        Total cost of sales and revenues                                31,294,000        30,186,000

                                                                      ------------      ------------
Gross margin                                                             7,129,000         6,882,000

Operating expenses
------------------
    Selling, general and administrative expenses                        13,226,000        13,226,000
    Internal research and development expenses                             313,000           313,000
                                                                      ------------      ------------
        Total operating expenses                                        13,539,000        13,539,000
                                                                      ------------      ------------

Gain on sale of trademark                                                2,735,000         2,735,000
                                                                      ------------      ------------

Loss from operations                                                    (3,675,000)       (3,922,000)
--------------------

Interest income (expense), net                                            (151,000)         (151,000)
Loss on equity investment in joint venture                                 (24,000)          (24,000)
Other expense                                                              (14,000)          (14,000)
                                                                      ------------      ------------
Total other income (expense), net                                         (189,000)         (189,000)
                                                                      ------------      ------------

Loss before income taxes and extraordinary gain                         (3,864,000)       (4,111,000)

Income tax benefit                                                         877,000           877,000
                                                                      ------------      ------------

Net loss before extraordinary gain                                      (2,987,000)       (3,234,000)
----------------------------------

Extraordinary gain, net of taxes                                         1,301,000         1,301,000
                                                                      ------------      ------------

Net loss                                                              $ (1,686,000)     $ (1,933,000)
--------                                                              ============      ============

Basic and diluted income (loss) per share:
    From continuing operations after income taxes                     $      (0.36)     $      (0.39)
    From extraordinary gain, net of tax                                       0.16              0.16
                                                                      ------------      ------------
    Basic and diluted income (loss) per share                         $      (0.20)     $      (0.23)
    -----------------------------------------                         ============      ============

Weighted average number of common and common equivalent
    shares outstanding - basic and diluted                               8,272,123         8,272,123
                                                                      ============      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
                 RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year ended December 31, 2007
                                                                      ------------------------------
                                                                       As Reported       As Restated
                                                                      ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                           $ (1,686,000)     $ (1,933,000)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
       Depreciation and amortization                                     2,213,000         2,213,000
       Loss on impairment of capital equipment                              78,000            78,000
       Gain on sale of trademark                                        (2,735,000)       (2,735,000)
       Loss on equity investment in joint venture                           24,000            24,000
       Deferred tax benefit                                               (877,000)         (877,000)
       Deferred compensation                                                 2,000             2,000
       Extraordinary gain in equity investment in joint venture,
         net of tax                                                     (1,301,000)       (1,301,000)
       Stock-based compensation                                            579,000           579,000
       Increase (decrease) in accounts receivable reserves                 (43,000)          (43,000)
       Increase (decrease) in inventory reserves                          (180,000)         (180,000)
       Changes in assets and liabilities:
         Restricted cash                                                    (1,000)           (1,000)
         Accounts receivable                                            (8,713,000)       (7,812,000)
         Inventories                                                   (14,244,000)       (7,308,000)
         Deferred cost of goods sold                                            --        (8,044,000)
         Deposits, prepaid expenses and other current assets               299,000           299,000
         Accounts payable, accrued liabilities and other liabilities     1,998,000         1,998,000
         Deposit - related party                                           (68,000)          (68,000)
         Advances on contracts in progress                              17,382,000        17,836,000
                                                                      ------------      ------------
           Net cash provided by (used in) operating activities          (7,273,000)       (7,273,000)
                                                                      ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                      5,000,000         5,000,000
   Proceeds from sale of trademark                                       2,735,000         2,735,000
   Purchase of property and equipment                                   (1,730,000)       (1,730,000)
   Increase in intangible and other assets                                (130,000)         (130,000)
                                                                      ------------      ------------
           Net cash provided by (used in) investing activities           5,875,000         5,875,000
                                                                      ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties    (1,027,000)       (1,027,000)
   Borrowings from equipment line of credit, net                         2,917,000         2,917,000
   Proceeds from exercise of stock options                                 344,000           344,000
                                                                      ------------      ------------
           Net cash provided by financing activities                     2,234,000         2,234,000
                                                                      ------------      ------------

Net increase (decrease) in cash and cash equivalents                       836,000           836,000

Cash and cash equivalents, beginning of year                             1,536,000         1,536,000
                                                                      ------------      ------------
Cash and cash equivalents, end of year                                $  2,372,000      $  2,372,000
                                                                      ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------

   Interest paid                                                      $    149,000      $    149,000
                                                                      ============      ============
   Interest received                                                  $     74,000      $     74,000
                                                                      ============      ============
   Interest paid - related party                                      $     76,000      $     76,000
                                                                      ============      ============
   Income taxes paid (refunded)                                       $     18,000      $     18,000
                                                                      ============      ============

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       (b)  REVENUE RECOGNITION

       The  Company  derives  its  revenues  from  three  primary  sources:  (1)
commercial products including, but not limited to, solar energy manufacturing equipment, solar energy systems and hemodialysis catheters; (2) biomedical and semiconductor processing services; and (3) United States government funded research and development contracts

       The Company generally recognizes product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. Revenue from consignment arrangements is recognized based on product usage indicating sales are complete.

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

                          Year         Amortization Expense
                       ----------      --------------------
                          2008               $207,000
                          2009                166,000
                          2010                161,000
                          2011                154,000
                          2012                134,000
                       Thereafter               8,000
                                       --------------------
                                             $830,000
                                       ====================

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


               Balance at December 31, 2005          $   50,000
                  Provision charged to income           250,000
                  Usage                                (185,000)
                                                     ----------
               Balance at December 31, 2006             115,000
                  Provision charged to income           207,000
                  Usage                                (187,000)
                                                     ----------
               Balance at December 31, 2007          $  135,000
                                                     ==========


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

       (t)  NEW ACCOUNTING STANDARDS

       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("FAS 157"). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB announced it will issue a FASB Staff Position ("FSP") to allow a one-year deferral of adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. FAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. FAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that FAS 157 will have on its financial position, results of operations and cash flow.

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

4.     ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

       Net accounts receivable, trade consists of the following at December 31:

                                                      2007           2006
                                                  As Restated
                                                 ------------    ------------
       Amounts billed                            $ 11,142,000    $  3,876,000
       Retainage                                        8,000           8,000
       Accrued revenue                                945,000         399,000
                                                 ------------    ------------
                                                   12,095,000       4,283,000
       Less: Allowance for sales returns
             and doubtful accounts                   (230,000)       (273,000)
                                                 ------------    ------------
       Net accounts receivable - trade           $ 11,865,000    $  4,010,000
                                                 ============    ============

       Advances on contracts in progress         $ 26,003,000    $  8,219,000
                                                 ============    ============

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

5.     SHORT-TERM INVESTMENTS

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

6.     INVENTORIES AND DEFERRED COST OF GOODS SOLD

       Inventories, net of $354,000 and $534,000 of reserves at December 31, 2007 and 2006, respectively, consist of the following at December 31:

                                                     2007             2006
                                                 ------------     ------------
       Raw materials                             $  4,989,000     $  1,519,000
       Work in process                              4,663,000        2,310,000
       Finished goods                               1,918,000          388,000
                                                 ------------     ------------
       Net Inventory                             $ 11,570,000     $  4,217,000
                                                 ------------     ------------
       Deferred cost of goods sold               $  8,044,000               --
                                                 ============     ============

       Deferred cost of goods sold represents costs on equipment that has shipped to the customer and title has passed. The Company defers these costs until related revenue is recognized.


7.     PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31:

                                                     2007             2006
                                                 ------------     ------------
       Building under capital lease              $  3,390,000     $  3,390,000
       Machinery and equipment                     17,508,000       13,448,000
       Furniture fixtures and computer equipment    4,060,000        3,760,000
       Leasehold improvements                       2,167,000        2,078,000
       Construction in progress                       830,000        3,889,000
                                                 ------------     ------------
                                                   27,955,000       26,565,000
       Accumulated depreciation and amortization  (21,746,000)     (19,892,000)
                                                 ------------     ------------
                                                 $  6,209,000     $  6,673,000
                                                 ============     ============

       Depreciation and amortization expense relating to property and equipment was approximately $2,096,000 and $1,933,000 for the years ended December 31, 2007 and 2006, respectively.


8.     ACCRUED LIABILITIES

       Accrued liabilities include the following at December 31:

                                                     2007             2006
                                                 ------------     ------------
       Accrued payroll and payroll taxes         $    972,000     $    689,000
       Accrued legal and audit fees                   319,000          214,000
       Accrued liability for equipment purchases           --        2,506,000
       Accrued accounts payable                     3,398,000          812,000
       Accrued other                                1,368,000          785,000
                                                 ------------     ------------
                                                 $  6,057,000     $  5,006,000
                                                 ============     ============


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

       Under the terms of the Equipment Credit Facility, as long as any commitment remains outstanding under the facility, the Company must comply with an adjusted quick ratio covenant and a minimum quarterly net income covenant In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company and its subsidiaries. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately. The Company's obligations under the credit facilities are secured by substantially all of its assets.


10.    STOCK-BASED COMPENSATION

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

       A summary of the activity of this plan follows:
                                                                    Weighted
                                                    Number of        Average
                                                     Shares      Exercise Price
                                                  ------------    ------------
       Options Outstanding at December 31, 2006        416,002    $       5.21
            Granted                                    175,700    $      10.17
            Exercised                                  (84,525)   $       4.07
            Forfeited                                  (12,000)   $       7.81
                                                  ------------    ------------
       Options Outstanding at December 31, 2007        495,177    $       7.10
                                                  ============    ============

       Options Exercisable at December 31, 2007        217,867    $       5.47
                                                  ============    ============

       Options Available for Future Grant at
       December 31, 2007                               824,300
                                                  ============

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

                 For the years ended                Expected
                    December 31,              Compensation Expense
                --------------------          --------------------
                        2008                      $  500,000
                        2009                         396,000
                        2010                         318,000
                        2011                         117,000
                                              --------------------
                                                  $1,331,000
                                              ====================


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

       The options outstanding and exercisable at December 31, 2007 were in the following exercise price ranges:

                                       Options Outstanding                                      Options Exercisable
                   ------------------------------------------------------    ------------------------------------------------------
                                    Weighted                                                  Weighted
                                    Average       Weighted-                                    Average       Weighted
                     Number        Remaining       Average     Aggregate       Number         Remaining       Average     Aggregate
    Range of        of Shares     Contractual      Exercise    Intrinsic      of Shares      Contractual     Exercise     Intrinsic
 Exercise Price    Outstanding    Life (Years)      Price        Value       Exercisable     Life (Years)      Price        Value
---------------    -----------    ------------    ---------    ----------    -----------     ------------    --------    ----------
$1.78 to $ 3.90         97,411        3.86          $3.60      $1,953,000         97,411          3.86         $3.60     $1,953,000
$3.91 to $ 4.90        108,819        6.42          $4.32       2,103,000         58,074          5.77         $4.27      1,125,000
$4.91 to $ 8.40        107,622        8.58          $7.89       1,696,000         29,882          8.39         $7.69        477,000
$8.41 to $ 9.60        151,200        9.48          $9.40       2,154,000         20,000          9.50         $9.38        286,000
$9.61 to $14.88         30,125        9.48         $14.11         287,000         12,500          9.45        $14.05        120,000
                   -----------                                 ----------    -----------                                 ----------
                       495,177        7.51          $7.10      $8,193,000        217,867          5.83         $5.47     $3,961,000
                   ===========                                 ==========    ===========                                 ==========

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

       The per-share weighted-average fair value of stock options granted was $6.09 and $5.41 for the years ended December 31, 2007 and 2006, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       Risk-Free                      Expected
                       Expected        Interest        Expected      Volatility
         Year       Dividend Yield       Rate        Option Life       Factor
       --------     --------------     ---------     -----------     ----------
         2006            --              4.71%         4.5 years        83.3%
         2007            --              4.39%         4.5 years        72.3%

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


11.    NASDAQ LISTING

       At December 31, 2007, the Company's stockholder's equity was $8.5 million. As a result, the Company did not meet the $10 million minimum stockholder's equity requirement under Standard No. 1 for continued listing on the Nasdaq Global Market. However, the Company believes that it meets Standard No. 2 for continued listing on the Nasdaq Global Market as the market value of its listed securities currently exceeds $50 million and it meets all other requirements under Standard No. 2. In order to remain in compliance with Standard No. 2, the Company's market value of listed securities cannot fall below $50 million for ten consecutive trading days at any point.


12.    INCOME TAXES

       There was no income tax provision (benefit) required for 2007 and 2006.

       The reconciliation between the amount computed by applying the United States federal statutory tax rate of 34% to pretax income (loss) and the actual provision for income taxes follows:

                                                          2007         2006
                                                      As Restated
                                                      -----------   -----------
       Income tax expense (benefit) at statutory rate $ (664,000) $(2,763,000) Increase (decrease) in valuation allowance
         related to income tax expense                    483,000     2,674,000
       Permanent differences                              181,000        89,000
                                                      -----------   -----------
          Total                                       $        --   $        --
                                                      ===========   ===========

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                          2007          2006
                                                      As Restated
                                                      -----------   -----------
       Deferred tax assets:
          Accounts receivable                         $    93,000   $   110,000
          Accruals                                      1,028,000     1,159,000
          Inventories                                   1,002,000       752,000
          Net operating loss carryforwards              4,327,000     4,096,000
          General business credit carryforwards            26,000        22,000
          Alternative minimum tax credit carryforwards    268,000       268,000
          Foreign tax credit                               38,000        38,000
                                                      -----------   -----------
            Total gross deferred tax assets             6,782,000   $ 6,445,000
                                                      -----------   -----------

          Depreciation                                     98,000       (45,000)
                                                      -----------   -----------
            Total gross deferred tax liabilities           98,000       (45,000)
                                                      -----------   -----------

          Valuation allowance                           6,684,000     6,400,000
                                                      -----------   -----------

            Net deferred tax assets                   $        --   $        --
                                                      ===========   ===========

       The net change in the total valuation allowance for the period ended December 31, 2007 was an increase of $284,000. Gross net operating loss carryforwards were approximately $11.8 million as of December 31, 2007. Included in this amount was approximately $3.4 million attributable to equity based compensation transactions. Approximately $1 million of the valuation allowance will be relieved through equity if these deductions for equity based transactions are realized.


13.    COMMITMENTS

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

       The components of capitalized costs and carrying value of the property under capital leases were as follows at December 31:

                                                          2007          2006
                                                      -----------   -----------
       Related party capital lease:
          Hudson, New Hampshire building              $ 3,390,000   $ 3,390,000
          Less:  Accumulated depreciation              (3,108,000)   (2,430,000)
                                                      -----------   -----------
                                                      $   282,000   $   960,000
                                                      ===========   ===========

       At December 31, 2007, future minimum lease payments for the period ended are as follows:

                                                        Related
                                                         Party       Unrelated Party     Related Party
                                                     Capital Lease   Operating Leases   Operating Lease
                                                      -----------       -----------       -----------
       2008                                           $   495,000       $   124,000       $ 1,812,000
       2009                                                    --           110,000         1,920,000
       2010                                                    --            90,000         2,028,000
       2011                                                                  14,000         2,137,000
       2012                                                                                 2,049,000
                                                      -----------       -----------       -----------
       Total minimum lease payments                       495,000       $   338,000       $ 9,946,000
                                                                        ===========       ===========
       Less amount representing interest                   (9,000)
                                                      -----------
       Present value of minimum lease payments            486,000
       Less current portion                              (486,000)
                                                      -----------
       Long-term portion of capital lease obligation  $        --
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


14.    EMPLOYEE BENEFIT PLANS

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


15.    EARNINGS (LOSS) PER SHARE

       The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the years ended December 31:

                                                            2007        2006
                                                         ----------  ----------
       Weighted average number of common and common
          equivalent shares outstanding - basic           8,272,123   7,898,320
       Add:  Net additional common shares upon assumed
          exercise of common stock options                       --          --
                                                         ----------  ----------
       Weighted average number of common and common
          equivalent shares outstanding -  diluted        8,272,123   7,898,320
                                                         ==========  ==========

       For the years ended December 31, 2007 and 2006, 495,177 and 416,002 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares since their inclusion would have been anti-dilutive.


16.    LEGAL MATTERS

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

                                        Spire           Spire                                                 Total
                                        Solar         Biomedical      Optoelectronics        Other           Company
December 31, 2007                    As Restated                                                            As Restated
-----------------                   -----------------------------------------------------------------------------------
Net sales and revenues              $ 21,748,000     $ 11,106,000      $  4,214,000      $         --      $ 37,068,000
Earnings (loss) from operations          515,000       (1,506,000)       (2,931,000)               --        (3,922,000)
Identifiable assets                   30,983,000        4,932,000         5,630,000         7,142,000        48,687,000
Capital expenditures                     977,000          198,000           265,000           290,000         1,730,000
Depreciation and amortization            107,000          299,000         1,641,000           166,000         2,213,000
Stock-based compensation                 115,000           84,000            87,000           293,000           579,000


                                        Spire           Spire                                                 Total
December 31, 2006                       Solar         Biomedical      Optoelectronics        Other           Company
-----------------                   -----------------------------------------------------------------------------------
Net sales and revenues              $  6,992,000     $ 10,517,000      $  2,616,000      $         --      $ 20,125,000
Loss from operations                  (4,011,000)      (1,241,000)       (2,999,000)               --        (8,251,000)
Identifiable assets                    7,516,000        4,819,000         6,615,000         8,734,000        27,684,000
Capital expenditures                      14,000          309,000         3,618,000           144,000         4,085,000
Depreciation and amortization             88,000          374,000         1,421,000           144,000         2,027,000
Stock-based compensation                  40,000           66,000            34,000           116,000           256,000


       The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

                                2007            %          2006            %
                                   As Restated
                            -----------------------     -----------     -------

       United States        $19,714,000         53%     $13,454,000         67%
       Europe/Africa          9,129,000         25%       3,389,000         17%
       Asia                   7,643,000         21%       2,771,000         13%
       Rest of the world        582,000          1%         511,000          3%
                            -----------     -------     -----------     -------
                            $37,068,000        100%     $20,125,000        100%
                            -----------     -------     -----------     -------

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

       Revenues from contracts with United States government agencies for 2007 and 2006 were approximately $1,303,000 and $2,261,000, or 4% and 11% of consolidated net sales and revenues, respectively.

       One customer accounted for approximately 15% of consolidated net sales and revenues in 2007, and one customer accounted for approximately 12% of consolidated net sales and revenues during 2006. Two customers represented approximately 34% and 16% of net accounts receivable, trade at December 31, 2007 and two customers represented approximately 14% and 10% of net accounts receivable, trade at December 31, 2006.

       Spain and Taiwan were the only foreign country that accounted for more than 10% of sales in 2007 and Germany was the only foreign country that accounted for more than 10% of sales in 2006. Net sales to customers in Spain and Taiwan accounted for $7,331,000 and $5,208,000, respectively in 2007 and net sales to customers in Germany accounted for $2,568,000 in 2006.


18.    SALE OF LICENSES

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


19.    PRIVATE PLACEMENT OF EQUITY

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


20.    MANUFACTURING AGREEMENTS

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


21.    SUBSEQUENT EVENTS

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



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

       None.


ITEM 9A (T). CONTROLS AND PROCEDURES
------------------------------------

Restatement of Consolidated Financial Statements
------------------------------------------------

       In November 2008, we detected a side arrangement of which its existence was not taken into account when we recognized revenue on the multi-element contract. The identified contract was partially recognized in the fourth quarter of 2007 and partially in the first quarter of 2008 under multi-element arrangement accounting rules. As we could not establish the fair value of the undelivered elements given under the side arrangement, we incorrectly recognized the revenue rather than deferring all revenue until all elements were delivered.

       Under the direction of the Audit Committee and with the assistance of the Chief Operating Officer, the Company's Chief Financial Officer conducted a review of the solar equipment contracting process and order management activity, including a review of contract modifications. Sales personnel and key managers in the solar equipment department who are involved with the execution of contracts were interviewed with respect to the knowledge of internal procedures on customer requests for concessions as well as their knowledge of any previously granted customer concessions or modifications. Additionally, the Company contacted a large sample of external customers to confirm the completeness of deliverables as called for by the written contract or any other means of communications. The review revealed that, except for the one contract in question, all customer concessions and modifications were conveyed on a timely basis and revenue was appropriately recorded in all other cases during the period under review.

       The error that caused the improper recognition of revenue was not timely identified by our procedures and controls in place and $1.735 million was incorrectly recognized as goods revenue, resulting in a material overstatement of goods revenue for the fourth quarter of fiscal year 2007 and the first quarter of 2008. On November 18, 2008, the Audit Committee of the Board of Directors, in consultation with and upon recommendation of management, concluded that due to the error in accounting for goods revenue, our previously issued financial statements for the fourth quarter and fiscal 2007 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our previously issued financial statements included in the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008 should no longer be relied upon and should be restated. Please refer to Note 2 of the notes to the consolidated financial statements for a quantification of the restatement.

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

       We did not maintain effective controls to ensure existence and valuation of revenue. Specifically, we lacked formal policies and procedures to monitor revenue contracts to identify contracts with negative margins..

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

       In addition to the material weaknesses previously discussed, we did not maintain effective controls to identify and monitor the existence of side agreements. In November 2008, we became aware of a preexisting undocumented side agreement made in connection with a multiple element arrangement. Timely notification of the existence of the oral agreement was not communicated to the Finance Department, and therefore the impact of such agreement was not considered in the evaluation of revenue recognition on the contract. As a result, our recognition of revenue was materially misstated with respect to the fourth quarter of 2007 and the first quarter of 2008 which required restatement of previously issued financial statements.

       In connection with the findings of our review related to the restatement, management and the Audit Committee reviewed the additional internal control procedures and processes that have been implemented since the original date of the error and have identified additional remediation to address the material weakness of untimely reporting of customer contract changes. We will be implementing new internal controls and enhanced accounting policies, as well as improved sales policies and procedures relating to customer contract management and order fulfillment. In addition, we have begun to strengthen our financial reporting competencies, develop internal controls and compliance training programs directed towards contract management, implement personnel changes where necessary and establish corporate policies, practices and controls which are clear, concise and consistent.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

       There have been no changes during our fiscal quarter ended December 31, 2007 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.   OTHER INFORMATION
----------------------------

       None



                                    PART III

ITEM  10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
-----------------------------------------------------------------

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


ITEM 11.   EXECUTIVE COMPENSATION
---------------------------------

       Information concerning executive compensation is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
-----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

       Information concerning security ownership of certain beneficial owners and management, and related stockholder matters, is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
-----------------------------------------------------------------------
INDEPENDENCE
------------

       Information concerning certain relationships and related transactions, and director independence, is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
-------------------------------------------------

       Information concerning principal accounting fees and services is set forth in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 15.   EXHIBITS
-------------------

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

       32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

       32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002 (filed herewith)



          * Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.
          + We agree to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to this agreement upon request by the SEC.
          ** Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SPIRE CORPORATION

                         By: /s/ Roger G. Little               November 24, 2008
                         -----------------------------
                         Roger G. Little
                         Chairman of the Board,
                         Chief Executive Officer,
                         and President


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                                 TITLE                                     DATE
----------------------------       --------------------------------------            -----------------

/s/ Roger G. Little                Chairman of the Board, Chief Executive            November 24, 2008
----------------------------       Officer and President
Roger G. Little


/s/ Christian Dufresne             Chief Financial Officer and Treasurer             November 24, 2008
----------------------------
Christian Dufresne


/s/ Udo Henseler                   Director                                          November 24, 2008
----------------------------
Udo Henseler


/s/ David R. Lipinski              Director                                          November 24, 2008
----------------------------
David R. Lipinski


/s/ Mark C. Little                 Chief Executive Officer, Spire Biomedical         November 24, 2008
----------------------------       and Director
Mark C. Little


/s/ Michael J. Magliochetti        Director                                          November 24, 2008
----------------------------
Michael J. Magliochetti


/s/ Guy L. Mayer                   Director                                          November 24, 2008
----------------------------
Guy L. Mayer


/s/ Roger W. Redmond               Director                                          November 24, 2008
----------------------------
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