Form 10-Q/A
period 2008-03-31
SPIRE CORP
filed 2008-11-24
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)


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

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            ----
Explanatory Note  .........................................................................................   1

PART I.      FINANCIAL INFORMATION

Item 1.      Unaudited Condensed Consolidated Financial Statements:

             Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 (as restated)
             and December 31, 2007 (as restated)  .........................................................   3

             Unaudited Condensed Consolidated Statements of Operations
             for the Three Months Ended March 31, 2008 (as restated) and 2007  ............................   4

             Unaudited Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2008 (as restated) and 2007  ............................   5

             Notes to Unaudited Condensed Consolidated Financial Statements (as restated)  ................   6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations  .......  18

Item 3.      Quantitative and Qualitative Disclosures About Market Risk  ..................................  27

Item 4T.     Controls and Procedures  .....................................................................  27


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings  ...........................................................................  29

Item 1A.     Risk Factors  ................................................................................  29

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds  .................................  29

Item 3.      Defaults Upon Senior Securities  .............................................................  29

Item 4.      Submission of Matters to a Vote of Security Holders  .........................................  29

Item 5.      Other Information  ...........................................................................  29

Item 6.      Exhibits  ....................................................................................  29

             Signatures  ..................................................................................  31


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

     On November 18, 2008, as a result of these investigations, the Audit Committee concluded, in consultation with and upon the recommendation of management, that the previously issued financial statements for the fourth quarter and fiscal 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the previously issued financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 (the "Original Report") and June 30, 2008 and the related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon. Specifically, adjustments needed to be made in the fourth quarter of 2007 and the first quarter of 2008.

     In this Quarterly Report on Form 10-Q/A (the "Amended Report") we are restating our condensed consolidated balance sheet as of December 31, 2007 and March 31, 2008 and our condensed consolidated statements of operations, cash flows and related disclosures for the three-month period ended March 31, 2008 included in the Original Report to correct this error. We are also restating the consolidated financial statements for fiscal 2007 and condensed consolidated financial statements for second quarter of 2008 to correct this error. We anticipate filing on the same date as this Amended Report, an Annual Report on Form 10-K/A for fiscal 2007 and a Quarterly Report on Form 10-Q/A for the second quarter of 2008. We also anticipate filing our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008, which will also include the effects of the restatements. We do not anticipate filing amended periodic reports for any periods prior to the fourth quarter of 2007. For a detailed discussion of the effect of the restatements, see Part I, Item 1, Note 2, "Restatement of Previously Issued Financial Statements" to the unaudited condensed consolidated financial statements.

     We have identified and reported "material weaknesses" to the Audit Committee of our Board of Directors and Vitale, Caturano & Company, Ltd., our independent registered public accounting firm. Please see "Item 4T. Controls and Procedures" in Part I for a description of these matters, and of the measures that we have implemented to date, as well as additional steps we plan to take to strengthen our controls.

     We are recording adjustments affecting our previously-reported financial statements for the fourth quarter of 2007 and for the first quarter of 2008, the cumulative effects of which are summarized in the table below.

CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

     The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

                                               Year Ended         Quarter Ended
                                            December 31, 2007    March 31, 2008
                                            -----------------    --------------
                                                       As Restated (1)
                                              -------------------------------

Net loss as originally reported               $(1,686,000)        $  (508,000)
Adjustments related to:
    Revenue recognition                        (1,355,000)           (380,000)
    Cost of goods sold                          1,108,000             365,000
                                              -----------         -----------
Net adjustments                                  (247,000)            (15,000)
                                              -----------         -----------
Net loss as restated                          $(1,933,000)        $  (523,000)
                                              ===========         ===========
Cumulative effect to accumulated deficit      $   247,000         $   262,000
                                              ===========         ===========

(1) See Note 2, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1

     For the reasons discussed above, we are filing this Amended Report in order to amend Part I, Item 1 "Unaudited Condensed Consolidated Financial Statements,"
Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 4T "Controls and Procedures" of the Original Report to the extent necessary to reflect the adjustments discussed above and to reflect the results of our evaluations of disclosure controls and procedures and internal control over financial reporting, taking into consideration these restatements. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

     In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, May 14, 2008, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     MARCH 31,       DECEMBER 31,
                                                                       2008              2007
                                                                   ------------      ------------
                                                                           AS RESTATED (1)
                                                                   ------------------------------
                                     ASSETS
Current assets
   Cash and cash equivalents                                       $  2,196,000      $  2,372,000
   Restricted cash - current portion                                    380,000           391,000
                                                                   ------------      ------------
                                                                      2,576,000         2,763,000

   Accounts receivable - trade, net                                   8,738,000        11,865,000
   Inventories, net                                                  14,400,000        11,570,000
    Deferred cost of goods sold                                       8,264,000         8,044,000
    Deposits on equipment for inventory                               2,003,000         2,475,000
   Prepaid expenses and other current assets                            631,000           542,000
                                                                   ------------      ------------
        Total current assets                                         36,612,000        37,259,000

Property and equipment, net                                           6,277,000         6,209,000

Intangible and other assets, net                                        866,000           851,000
Available-for-sale investments, at quoted market value
  (cost of $1,693,000 and $1,696,000 at 3/31/08 and
   12/31/07, respectively)                                            1,693,000         1,800,000
Equity investment in joint venture                                    2,134,000         2,264,000
Deposit - related party                                                 304,000           304,000
                                                                   ------------      ------------
        Total other assets                                            4,997,000         5,219,000
                                                                   ------------      ------------
        Total assets                                               $ 47,886,000      $ 48,687,000
                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current portion of capital lease obligation - related party     $    190,000      $    486,000
   Current portion of equipment line of credit                        1,167,000         1,167,000
   Accounts payable                                                   3,923,000         2,909,000
   Accrued liabilities                                                6,339,000         6,057,000
   Current portion of advances on contracts in progress              23,200,000        24,053,000
                                                                   ------------      ------------
      Total current liabilities                                      34,819,000        34,672,000

Long-term portion of equipment line of credit                         1,458,000         1,750,000
Long-term portion of advances on contracts in progress                1,765,000         1,950,000
Deferred compensation                                                 1,693,000         1,800,000
Other long-term liabilities                                              72,000            60,000
                                                                   ------------      ------------
   Total long-term liabilities                                        4,988,000         5,560,000
                                                                   ------------      ------------
      Total liabilities                                              39,807,000        40,232,000
                                                                   ------------      ------------

Stockholders' equity
   Common stock, $0.01 par value; 20,000,000 shares
       authorized; 8,328,688 and 8,321,188 shares issued
       and outstanding at March 31, 2008 and  December 31,
       2007, respectively                                                83,000            83,000
   Additional paid-in capital                                        20,208,000        19,999,000
   Accumulated deficit                                              (12,212,000)      (11,689,000)
   Accumulated other comprehensive income, net                             --              62,000
                                                                   ------------      ------------
      Total stockholders' equity                                      8,079,000         8,455,000
                                                                   ------------      ------------
      Total liabilities and stockholders' equity                   $ 47,886,000      $ 48,687,000
                                                                   ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

(1) See Note 2.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                        2008
                                                                   AS RESTATED(1)        2007
                                                                   -------------     ------------
Net sales and revenues
   Sales of goods                                                  $ 10,995,000      $  4,339,000
   Contract research, service and license revenues                    3,543,000         2,658,000
                                                                   ------------      ------------
      Total net sales and revenues                                   14,538,000         6,997,000

Costs of sales and revenues
   Cost of goods sold                                                 8,494,000         3,526,000
   Cost of contract research, services and licenses                   2,374,000         2,173,000
                                                                   ------------      ------------
      Total cost of sales and revenues                               10,868,000         5,699,000
                                                                   ------------      ------------
Gross Margin                                                          3,670,000         1,298,000

Operating expenses
   Selling, general and administrative expenses                       3,778,000         3,008,000
   Internal research and development expenses                           111,000            45,000
                                                                   ------------      ------------
      Total operating expenses                                        3,889,000         3,053,000
                                                                   ------------      ------------

Loss from operations                                                   (219,000)       (1,755,000)

Interest income (expense), net                                          (60,000)           18,000
Loss on equity investment in joint venture                             (130,000)             --
Foreign exchange loss                                                  (114,000)           (9,000)
                                                                   ------------      ------------
Total other income (expense), net                                      (304,000)            9,000
                                                                   ============      ============

Net loss                                                           $   (523,000)     $ (1,746,000)
                                                                   ============      ============

Loss per share - basic and diluted                                 $      (0.06)     $      (0.21)
                                                                   ============      ============

Weighted average number of common and common equivalent
shares outstanding - basic and diluted                                8,322,919         8,246,691
                                                                   ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

(1) See Note 2.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------
                                                                        2008
                                                                   AS RESTATED(1)        2007
                                                                   -------------     ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                        $   (523,000)     $ (1,746,000)
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                                     454,000           455,000
      Loss on impairment of capital equipment                              --              78,000
      Loss on equity investment in joint venture                        130,000              --
      Deferred compensation                                             (62,000)           (1,000)
      Stock-based compensation                                          196,000            71,000
      Decrease in accounts receivable reserves                          (21,000)          (36,000)
      Decrease in inventory reserves                                    (41,000)         (157,000)
      Changes in assets and liabilities:
        Restricted cash                                                  11,000            (1,000)
        Accounts receivable                                           3,148,000           987,000
        Inventories                                                  (2,789,000)       (3,161,000)
        Deferred cost of goods sold                                    (220,000)             --
        Deposits, prepaid expenses and other current assets             383,000         1,249,000
        Accounts payable, accrued liabilities and other
          liabilities                                                 1,308,000        (1,275,000)
        Advances on contracts in progress                            (1,038,000)        1,012,000
                                                                   ------------      ------------
           Net cash provided by (used in) operating activities          936,000        (2,525,000)
                                                                   ------------      ------------

Cash flows from investing activities:
   Proceeds from maturity of short-term investments                        --           5,000,000
   Purchase of property and equipment                                  (493,000)         (279,000)
   Increase in intangible and other assets                              (44,000)          (28,000)
                                                                   ------------      ------------
           Net cash provided by (used in) investing activities         (537,000)        4,693,000
                                                                   ------------      ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations -
     related parties                                                   (296,000)         (210,000)
   Principal payments on equipment line of credit, net                 (292,000)             --
   Proceeds from exercise of stock options                               13,000           104,000
                                                                   ------------      ------------
           Net cash used in financing activities                       (575,000)         (106,000)
                                                                   ------------      ------------

Net increase (decrease) in cash and cash equivalents                   (176,000)        2,062,000
Cash and cash equivalents, beginning of period                        2,372,000         1,536,000
                                                                   ------------      ------------
Cash and cash equivalents, end of period                           $  2,196,000      $  3,598,000
                                                                   ============      ============

Supplemental disclosures of cash flow information:
   Interest received                                               $      9,000      $     44,000
                                                                   ============      ============
   Interest paid                                                   $     62,000      $      1,000
                                                                   ============      ============
   Interest paid - related party                                   $      7,000      $     25,000
                                                                   ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

(1) See Note 2.

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

     Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line. Export sales, which amounted to 62% of net sales and revenues for the quarter ending March 31, 2008, continue to constitute a significant portion of the Company's net sales and revenues.

        The Company has incurred significant operating losses in 2008, 2007 and 2006. Loss from operations, before gain on sales of trademarks, were $6.7 million and $8.3 million in 2007 and 2006, respectively. Loss from operations for the quarter ended March 31, 2008 was $219,000. These losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $6.1 million and $5.4 million in 2007 and 2006, respectively. The Company has funded these cash losses from cash receipts of $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark in 2007 and $7.7 million from the sale of equity in 2006. For the quarter ended March 31, 2008, the cash gain (loss from operations plus or minus non-cash adjustments) was $437,000. As of March 31, 2008, the Company had unrestricted cash and cash equivalents of $2.2 million compared to unrestricted cash and cash equivalents of $2.4 million as of December 31, 2007. While the Company believes it has inherent assets and technology that it could sell or license in the near term, there is no guarantee that the Company would be able to sell or license those assets on a timely basis and at appropriate values that would allow the Company to continue to fund its operating losses. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, the Company believes it has sufficient resources to continue as a going concern through at least March 31, 2009.

2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

BACKGROUND OF THE RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND REMEDIAL MEASURES. REVIEW OF ACCOUNTING FOR PHOTOVOLTAIC MODULE EQUIPMENT TRANSACTIONS

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

CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

     The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.


                                                Year Ended       Quarter Ended
                                            December 31, 2007    March 31, 2008
                                            -----------------    --------------
                                                         As Restated
                                              --------------------------------

Net loss as originally reported               $ (1,686,000)       $   (508,000)
Adjustments related to:
    Revenue recognition                         (1,355,000)           (380,000)
    Cost of goods sold                           1,108,000             365,000
                                              ------------        ------------
Net adjustments                                   (247,000)            (15,000)
                                              ------------        ------------
Net loss as restated                          $ (1,933,000)       $   (523,000)
                                              ============        ============
Cumulative effect to accumulated deficit      $    247,000        $    262,000
                                              ============        ============

The tables below set forth the effect of the adjustments as of March 31, 2008 and December 31, 2007 and for the three month period ended March 31, 2008 as applicable:

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31, 2008                     DECEMBER 31, 2007
                                                                 ------------------------------      ------------------------------
                                                                  As Reported       As Restated       As Reported       As Restated
                                                                 ------------      ------------      ------------      ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                     $  2,196,000      $  2,196,000      $  2,372,000      $  2,372,000
   Restricted cash - current portion                                  380,000           380,000           391,000           391,000
                                                                 ------------      ------------      ------------      ------------
                                                                    2,576,000         2,576,000         2,763,000         2,763,000

   Accounts receivable - trade, net                                 8,738,000         8,738,000        12,766,000        11,865,000
   Inventories, net                                                21,191,000        14,400,000        18,506,000        11,570,000
    Deferred cost of goods sold                                          --           8,264,000              --           8,044,000
    Deposits on equipment for inventory                             2,003,000         2,003,000         2,475,000         2,475,000
   Prepaid expenses and other current assets                          631,000           631,000           542,000           542,000
                                                                 ------------      ------------      ------------      ------------
        Total current assets                                       35,139,000        36,612,000        37,052,000        37,259,000

Property and equipment, net                                         6,277,000         6,277,000         6,209,000         6,209,000

Intangible and other assets, net                                      866,000           866,000           851,000           851,000
Available-for-sale investments, at quoted market value (cost
    of $1,693,000 and $1,696,000 at 3/31/08 and 12/31/07,           1,693,000         1,693,000         1,800,000         1,800,000
    respectively)
Equity investment in joint venture                                  2,134,000         2,134,000         2,264,000         2,264,000
Deposit - related party                                               304,000           304,000           304,000           304,000
                                                                 ------------      ------------      ------------      ------------
        Total other assets                                          4,997,000         4,997,000         5,219,000         5,219,000
                                                                 ------------      ------------      ------------      ------------
        Total assets                                             $ 46,413,000      $ 47,886,000      $ 48,480,000      $ 48,687,000
                                                                 ============      ============      ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related         $    190,000      $    190,000      $    486,000      $    486,000
party
   Current portion of equipment line of credit                      1,167,000         1,167,000         1,167,000         1,167,000
   Accounts payable                                                 3,923,000         3,923,000         2,909,000         2,909,000
   Accrued liabilities                                              6,339,000         6,339,000         6,057,000         6,057,000
   Current portion of advances on contracts in progress            21,465,000        23,200,000        23,599,000        24,053,000
                                                                 ------------      ------------      ------------      ------------
      Total current liabilities                                    33,084,000        34,819,000        34,218,000        34,672,000

Long-term portion of equipment line of credit                       1,458,000         1,458,000         1,750,000         1,750,000
Long-term portion of advances on contracts in progress              1,765,000         1,765,000         1,950,000         1,950,000
Deferred compensation                                               1,693,000         1,693,000         1,800,000         1,800,000
Other long-term liabilities                                            72,000            72,000            60,000            60,000
                                                                 ------------      ------------      ------------      ------------
   Total long-term liabilities                                      4,988,000         4,988,000         5,560,000         5,560,000
                                                                 ------------      ------------      ------------      ------------
      Total liabilities                                            38,072,000        39,807,000        39,778,000        40,232,000
                                                                 ------------      ------------      ------------      ------------

Stockholders' equity
--------------------
  Common stock, $0.01 par value; 20,000,000 shares
  authorized; 8,328,688 and 8,321,188 shares issued
  and outstanding at March 31, 2008 and December 31, 2007,
  respectively                                                         83,000            83,000            83,000            83,000
   Additional paid-in capital                                      20,208,000        20,208,000        19,999,000        19,999,000
   Accumulated deficit                                            (11,950,000)      (12,212,000)      (11,442,000)      (11,689,000)
   Accumulated other comprehensive income, net                           --                --              62,000            62,000
                                                                 ------------      ------------      ------------      ------------
      Total stockholders' equity                                    8,341,000         8,079,000         8,702,000         8,455,000
                                                                 ------------      ------------      ------------      ------------
      Total liabilities and stockholders' equity                 $ 46,413,000      $ 47,886,000      $ 48,480,000      $ 48,687,000
                                                                 ============      ============      ============      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       UNAUDITED RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED MARCH 31, 2008
                                                           ---------------------------------
                                                             AS REPORTED       AS RESTATED
                                                            ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                                           $ 11,375,000      $ 10,995,000
   Contract research, service and license revenues             3,543,000         3,543,000
                                                            ------------      ------------
      Total net sales and revenues                            14,918,000        14,538,000

Costs of sales and revenues
---------------------------
   Cost of goods sold                                          8,859,000         8,494,000
   Cost of contract research, services and licenses            2,374,000         2,374,000
                                                            ------------      ------------
      Total cost of sales and revenues                        11,233,000        10,868,000
                                                            ------------      ------------
Gross Margin                                                   3,685,000         3,670,000

Operating expenses
------------------
   Selling, general and administrative expenses                3,778,000         3,778,000
   Internal research and development expenses                    111,000           111,000
                                                            ------------      ------------
      Total operating expenses                                 3,889,000         3,889,000
                                                            ------------      ------------

Loss from operations                                            (204,000)         (219,000)
--------------------

Interest income (expense), net                                   (60,000)          (60,000)
Loss on equity investment in joint venture                      (130,000)         (130,000)
Foreign exchange loss                                           (114,000)         (114,000)
                                                            ------------      ------------
Total other income (expense), net                               (304,000)         (304,000)
                                                            ============      ============

Net loss                                                    $   (508,000)     $   (523,000)
--------                                                    ============      ============

Loss per share - basic and diluted                          $      (0.06)     $      (0.06)
----------------------------------                          ============      ============

Weighted average number of common and common
equivalent shares outstanding - basic and diluted              8,322,919         8,322,919
                                                            ============      ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       UNAUDITED RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        THREE MONTHS ENDED MARCH 31, 2008
                                                                        ---------------------------------
                                                                          AS REPORTED       AS RESTATED
                                                                         ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                              $   (508,000)     $   (523,000)
   Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
      Depreciation and amortization                                           454,000           454,000
      Loss on impairment of capital equipment                                    --                --
      Loss on equity investment in joint venture                              130,000           130,000
      Deferred compensation                                                   (62,000)          (62,000)
      Stock-based compensation                                                196,000           196,000
      Decrease in accounts receivable reserves                                (21,000)          (21,000)
      Decrease in inventory reserves                                          (41,000)          (41,000)
      Changes in assets and liabilities:
        Restricted cash                                                        11,000            11,000
        Accounts receivable                                                 4,049,000         3,148,000
        Inventories                                                        (2,644,000)       (2,789,000)
        Deferred cost of goods sold                                              --            (220,000)
        Deposits, prepaid expenses and other current assets                   383,000           383,000
        Accounts payable, accrued liabilities and other liabilities         1,308,000         1,308,000
        Advances on contracts in progress                                  (2,319,000)       (1,038,000)
                                                                         ------------      ------------
           Net cash provided by (used in) operating activities                936,000           936,000
                                                                         ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                              --                --
   Purchase of property and equipment                                        (493,000)         (493,000)
   Increase in intangible and other assets                                    (44,000)          (44,000)
                                                                         ------------      ------------
           Net cash provided by (used in) investing activities               (537,000)         (537,000)
                                                                         ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties         (296,000)         (296,000)
   Principal payments on equipment line of credit, net                       (292,000)         (292,000)
   Proceeds from exercise of stock options                                     13,000            13,000
                                                                         ------------      ------------
           Net cash used in financing activities                             (575,000)         (575,000)
                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents                         (176,000)         (176,000)
Cash and cash equivalents, beginning of period                              2,372,000         2,372,000
                                                                         ------------      ------------
Cash and cash equivalents, end of period                                 $  2,196,000      $  2,196,000
                                                                         ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest received                                                     $      9,000      $      9,000
                                                                         ============      ============
   Interest paid                                                         $     62,000      $     62,000
                                                                         ============      ============
   Interest paid - related party                                         $      7,000      $      7,000
                                                                         ============      ============

3. INTERIM FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

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

     The accounting policies followed by the Company are set forth in Footnote 3 to the Company's consolidated financial statements in its Annual Report on Form 10-K/A for the year ended December 31, 2007.

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

4. ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

     Net accounts receivable, trade consists of the following:

                                                                  December 31,
                                                 March 31,            2007
                                                   2008           As Restated
                                               ------------      ------------

     Amounts billed                            $  7,810,000      $ 11,142,000
     Retainage                                        8,000             8,000
     Accrued revenue                              1,129,000           945,000
                                               ------------      ------------
                                                  8,947,000        12,095,000
     Less: Allowance for sales returns and
       doubtful accounts                           (209,000)         (230,000)
                                               ------------      ------------
     Net accounts receivable, trade            $  8,738,000      $ 11,865,000
                                               ============      ============
     Advances on contracts in progress         $ 24,965,000      $ 26,003,000
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

5. INVENTORIES AND DEFERRED COST OF GOODS SOLD

     Inventories, net of $313,000 and $354,000 of reserves at March 31, 2008 and December 31, 2007, respectively, consist of the following at:

                                               March 31,      December 31,
                                                 2008             2007
                                             ------------     ------------
                                                      As Restated
                                             -----------------------------

     Raw materials                           $  4,860,000     $  4,989,000
     Work in process                            8,142,000        4,663,000
     Finished goods                             1,398,000        1,918,000
                                             ------------     ------------
     Net Inventory                           $ 14,400,000     $ 11,570,000
                                             ============     ============
     Deferred cost of goods sold             $  8,264,000     $  8,044,000
                                             ============     ============

     Deferred costs of goods sold represents costs on equipment that has shipped to the customer and title has passed. The Company defers these costs until related revenue is recognized.

6. INCOME (LOSS) PER SHARE

     The following table provides a reconciliation of the denominators of the Company's reported basic and diluted income (loss) per share computations for the periods ended:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2008           2007
                                                                ----------     ----------
     Weighted average number of common and common
        equivalent  shares outstanding - basic                   8,322,919      8,246,691
     Add: Net additional common shares upon assumed
        exercise of common stock options                              --             --
                                                                ----------     ----------
     Adjusted weighted average number of common and
        common equivalents shares outstanding - diluted          8,322,919      8,246,691
                                                                ==========     ==========

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

                                                                                                  Total
                                                     Solar                                       Company
                                                  As Restated   Biomedical   Optoelectronics   As Restated
                                                  -----------   ----------   ---------------   -----------
For the three months ended March 31, 2008
-----------------------------------------
Net sales and revenues                            $10,293,000   $2,808,000      $1,437,000     $14,538,000
Income (loss) from operations                     $   313,000   $ (176,000)     $ (356,000)    $  (219,000)

                                                                                                  Total
                                                     Solar      Biomedical   Optoelectronics     Company
                                                  -----------   ----------   ---------------   -----------
For the three months ended March 31, 2007
-----------------------------------------
Net sales and revenues                            $ 3,594,000   $2,505,000     $  898,000      $ 6,997,000
Loss from operations                              $  (583,000)  $ (512,000)    $ (660,000)     $(1,755,000)


The following table shows net sales and revenues by geographic area (based on customer location):

                                         Three Months Ended March 31,
                                ---------------------------------------------
                                    2008
                                As Restated      %          2007         %
                                -----------   -------   -----------   -------

     United States              $ 5,470,000       38%   $ 3,211,000       46%
     Europe/Africa                5,219,000       36%     1,702,000       24%
     Asia                         3,647,000       25%     1,997,000       29%
     Rest of the world              202,000        1%        87,000        1%
                                -----------   -------   -----------   -------
                                $14,538,000      100%   $ 6,997,000      100%
                                ===========   =======   ===========   =======

     Revenues from contracts with United States government agencies for the three months ended March 31, 2008 and 2007 were approximately $400,000 and $254,000, or 3% and 4% of consolidated net sales and revenues, respectively.

     One customer accounted for approximately 20% and three customers accounted for approximately 50% of the Company's gross sales during the three months ended March 31, 2008 and 2007, respectively. One customer represented 31% of trade account receivables at March 31, 2008 and two customer represented 46% of trade account receivables at December 31, 2007.

8. INTANGIBLE AND OTHER ASSETS

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

     Estimated amortization expense for the periods ending December 31, is as follows:

                   Year                         Amortization Expense
     -----------------------------------    ---------------------------

     2008 remaining 9 months                          $ 153,000
     2009                                               171,000
     2010                                               166,000
     2011                                               159,000
     2012 and beyond                                    177,000
                                                      ---------
                                                      $ 826,000
                                                      =========

     Also included in other assets are approximately $40,000 of refundable deposits made by the Company at March 31, 2008.

9. AVAILABLE-FOR-SALE INVESTMENTS

     Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                           March 31, 2008     December 31, 2007
                                           --------------     -----------------

     Equity investments                      $1,410,000          $1,411,000
     Government bonds                           259,000             303,000
     Cash and money market funds                 24,000              86,000
                                             ----------          ----------
                                             $1,693,000          $1,800,000
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

     The following table presents the financial instruments carried at fair value as of March 31, 2008 by FAS 157 valuation hierarchy (as defined above).


                                    Level 1      Level 2    Level 3      Total
                                  ----------------------------------------------
Available for sale investments    $ 1,377,000   $ 316,000      --     $1,693,000
Percent of total                          81%         19%      --           100%


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

     On May 13, 2008, the Bank amended each of the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate and waiver restructuring fee equal to one half percent (.05%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance will be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.


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


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2008              2007
                                                    --------          --------

     Cost of contract research, services and
       licenses                                     $ 13,000          $  5,000
     Cost of goods sold                               32,000             1,000
     Selling, general and administrative             151,000            65,000
                                                    --------          --------
           Total stock-based compensation           $196,000          $ 71,000
                                                    ========          ========

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

     A summary of options outstanding under the 2007 Plan and 1996 Plan as of March 31, 2008 and changes during the three-month period is as follows:

                                                                             Average
                                                            Weighted-       Remaining
                                              Number of      Average       Contractual      Aggregate
                                               Shares     Exercise Price   Life (Years)  Intrinsic Value
                                              ---------   --------------   -----------   ---------------
Options Outstanding at December 31, 2007       495,177        $7.10
Granted                                         25,000       $12.75
Exercised                                       (7,500)       $1.78
Cancelled/expired                               (3,500)       $9.60
                                              --------      -------
Options Outstanding at March 31, 2008          509,177        $7.44            7.47         $4,032,549
                                              ========      =======

Options Exercisable at March 31,  2008         223,492        $5.94            5.96         $2,106,295
                                              ========      =======

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

12. COMPREHENSIVE LOSS

     Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                            For the Three Months Ended March 31,
                                            ------------------------------------
                                                     2008
                                                 As Restated        2007
                                                 -----------    -----------

     Net loss                                    $  (523,000)   $(1,746,000)
     Other comprehensive income:
       Unrealized gain on available for sale
         marketable securities, net of tax              --            1,000
                                                 -----------    -----------
     Total comprehensive loss                    $  (523,000)   $(1,745,000)
                                                 ===========    ===========

13. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SECTION AND OTHER PARTS OF THIS REPORT CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), WHICH
STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THESE STATEMENTS RELATE TO OUR FUTURE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "MAY", "COULD", "WOULD", "SHOULD", "WILL", "EXPECTS", "ANTICIPATES", "INTENDS", "PLANS", "BELIEVES", "ESTIMATES", AND SIMILAR EXPRESSIONS. OUR ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS AND TIMING DESCRIBED IN THE
FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS DISCUSSED OR REFERRED TO IN THIS REPORT AND IN THE ANNUAL REPORT ON FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2007. THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN LIGHT OF THOSE FACTORS AND IN CONJUNCTION WITH OUR ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO.

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

     Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line. Export sales, which amounted to 62% of net sales and revenues for the three months ended March 31, 2008, continue to constitute a significant portion of our net sales and revenues.

Restatements
------------

     We restated our previously issued consolidated financial statements as of and for the year ended December 31, 2007 and as of and for the quarter ended March 31, 2008 to correct errors under generally accepted accounting principles ("GAAP") in the United States relating to the recognition of revenue. We determined that a single customer of our solar equipment business unit was provided certain upgrade rights in connection with the sale of products, as a result of which the revenue associated with those sales should not have been recognized upon shipment of the products to the customers under GAAP because the upgrade was not available at that time. We determined that revenue for the entire contract should have been deferred until the upgrade was provided to the customer. These orders resulted in aggregate gross revenues of approximately $1.4 million during the fourth quarter of 2007 and $380,000 during the first quarter of 2008. To correct this error, we reversed this revenue and the associated cost of goods sold in each of those quarters. See Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations
---------------------

     The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                          Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                           2008
                                                       As Restated       2007
                                                       -----------    ----------
     Net sales and revenues                                100%          100%
     Cost of sales and revenues                             75            81
                                                       -----------    ----------
        Gross margin                                        25            19
     Selling, general and administrative expenses           26            43
     Internal research and development expenses              1             1
                                                       -----------    ----------
        Loss from operations                                (2)          (25)
     Other income (expense), net                            (2)           --
                                                       -----------    ----------
        Loss before income tax benefit                      (4)          (25)
     Income tax benefit                                     --            --
                                                       -----------    ----------
        Net loss                                            (4%)         (25%)
                                                       -----------    ----------

OVERALL

     Our total net sales and revenues for the three months ended March 31, 2008 ("2008") were $14,538,000 as compared to $6,997,000 for the three months ended March 31, 2007 ("2007"), which represents an increase of $7,541,000 or 108%. The increase was primarily attributable to a $6,699,000 increase in solar sales and a $539,000 increase in optoelectronics sales.

SOLAR BUSINESS UNIT

     Sales in our solar business unit increased 186% during 2008 to $10,293,000 as compared to $3,594,000 in 2007. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. We have focused our sales and marketing efforts on establishing ourselves as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
-------------------------------------------------------------------------------

NET SALES AND REVENUES

     The following table categorizes our net sales and revenues for the periods presented:

                                        Three Months Ended March 31,           Increase
                                        ----------------------------    ----------------------
                                                                             $             %
                                            2008                        -----------     ------
                                         As Restated        2007        As Restated
                                         -----------     ----------     ----------------------
     Sales of goods                      $10,995,000     $4,339,000      $6,656,000      153%
     Contract research, services and
       license revenues                    3,543,000      2,658,000         885,000       33%
                                         -----------     ----------      ----------
        Net sales and revenues           $14,538,000     $6,997,000      $7,541,000      108%
                                         ===========     ==========      ==========

     The 153% increase in sales of goods for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a decrease in catheter products sales. Solar equipment sales increased 198% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity. Sales of catheters decreased approximately 3%.

     The 33% increase in contract research, services and license revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to an increase in orthopedics, optoelectronics and government research and development activities. Revenue from our optoelectonics processing services (Spire Semiconductor) increased 60% in 2008 compared to 2007 as a result of an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects. Revenues from our research and development activities increased 64% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 8% in 2008 as compared to 2007.

COST OF SALES AND REVENUES

     The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                       Three Months Ended March 31,                      Increase
                                             ------------------------------------------------     ---------------------
                                                 2008          %           2007          %            $            %
                                             -----------    -------    -----------    -------     --------      -------
                                                  As Restated                                          As Restated
                                             ----------------------    ----------------------     ---------------------
Cost of goods sold                           $ 8,494,000      77%      $ 3,526,000      81%       $ 4,968,000      141%
Cost of contract research, services
   and licenses                                2,374,000      67%        2,173,000      82%           201,000        9%
                                             -----------               -----------                -----------
   Net cost of sales and revenues            $10,868,000      75%      $ 5,699,000      81%       $ 5,169,000       91%
                                             ===========               ===========                ===========

     Cost of goods sold increased 141% in 2008 as compared to 2007, primarily as a result of the 153% increase in related revenues. As a percentage of sales, cost of goods sold was 77% of sales of goods in 2008 as compared to 81% of sales in 2007. This reduction in the percentage of sales in 2008 is due to higher levels of revenue along with better utilization of solar manufacturing overhead.

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

OPERATING EXPENSES

     The following table categorizes the our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                       Three Months Ended March 31,                      Increase
                                             ------------------------------------------------     ---------------------
                                                 2008          %           2007          %            $            %
                                             -----------    -------    -----------    -------     --------      -------
                                                  As Restated                                          As Restated
                                             ----------------------    ----------------------     ---------------------

Selling, general and administrative          $ 3,778,000      26%      $ 3,008,000      43%       $   770,000       26%
Internal research and development                111,000       1%           45,000       1%            66,000      147%
                                             -----------               -----------                -----------
   Operating expenses                        $ 3,889,000       27%     $ 3,053,000      44%       $   836,000       27%
                                             ===========               ===========                ===========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expense increased 26% in 2008 as compared to 2007, primarily as a result of an increase in stock-based compensation, professional services used by us and higher head count and related employee costs. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 26% of sales and revenues in 2008 as compared to 43% in 2007. The reduction was primarily due to the 108% increase in sales and revenues partially offset by the 26% increase in expenses.

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

NET INCOME

     We reported a net loss for the three months ended March 31, 2008 of approximately $523,000, compared to a net loss of $1,746,000 in 2007. The net loss decreased approximately $1,223,000 primarily due to the increase in sales and revenues and the improvement in gross margins.

Liquidity and Capital Resources
-------------------------------

                                                                  Decrease
                                  March 31,   December 31,   -------------------
                                     2008        2007              $          %
                                        As Restated              As Restated
                                 -------------------------   -------------------

     Cash and cash equivalents   $2,196,000     $2,372,000   $ (176,000)    (7%)
     Working capital             $1,793,000     $2,587,000   $ (794,000)   (31%)

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

     There are no material commitments by us for capital expenditures. At March 31, 2008, our accumulated deficit was approximately $12,212,000, compared to accumulated deficit of approximately $11,689,000 as of December 31, 2007.

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

Critical Accounting Policies
----------------------------

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Footnote 3 of the notes to consolidated financial statements in our Annual Report on Form 10-K/A for the year ended December 31, 2007 for a description of our significant accounting policies.

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

                                           Rebates      Returns      Total
                                           --------     -------     --------

     Balance - December 31, 2007           $ 77,000     $10,000     $ 87,000
        Provision                           109,000       9,000      118,000
        Utilization                        (100,000)     (9,000)    (109,000)
                                           --------     -------     --------
     Balance - March 31, 2008              $ 86,000     $10,000     $ 96,000
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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes our gross contractual obligations at March 31, 2008 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                Payments Due by Period
                                          ------------------------------------------------------------------
                                                        Less than        2 - 3         4 - 5       More Than
    Contractual Obligations                  Total        1 Year         Years         Years        5 Years
-----------------------------------       ----------    ----------    ----------    ----------     ---------
Equipment Credit Facility (SVB)           $2,841,000    $1,313,000    $1,528,000          --           --

Revolving Credit Facility (SVB)                 --            --            --            --           --

Purchase obligations                      $1,412,000    $1,405,000       $ 7,000          --           --

Capital leases:
  Related party capital lease             $  192,000    $  192,000          --            --           --

Operating leases:
  Unrelated party operating leases        $  345,000    $  135,000     $ 210,000          --           --
  Related party operating lease           $9,495,000    $1,839,000    $4,002,000    $3,654,000         --


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

     In addition to the material weaknesses discussed above, we did not maintain effective controls to identify and monitor the existence of side agreements. In November, we became aware of a preexisting undocumented side agreement made in connection with a multiple element arrangement. Timely notification of the existence of the oral agreement was not communicated to the Finance Department, and therefore the impact of such agreement was not considered in the evaluation of revenue recognition on the contract. As a result, our recognition of revenue was materially misstated with respect to the fourth quarter of 2007 and the first quarter of 2008 which required restatement of previously issued financial statements.

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


ITEM 6. EXHIBITS

     10(z) Amended and Restated Deferred Compensation Plan with Roger G. Little dated as of January 1, 2005, incorporated by reference to the Company's Form 10-Q dated March 31, 2008 with the Securities and Exchange Commission filed on May 13, 2008.

     10(aa) First Loan Modification Agreement, dated March 31, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to the Company's Form 10-Q dated March 31, 2008 with the Securities and Exchange Commission filed on May 13, 2008.

     10(ab) Loan and  Security  Agreement,  dated  March 31,  2008,  among Spire
            Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to the Company's Form 10-Q dated March 31, 2008 with the Securities and Exchange Commission filed on May 13, 2008.

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


                                      Spire Corporation

Dated: November 24, 2008              By: /s/ Roger G. Little
                                          --------------------------------
                                          Roger G. Little
                                          Chairman of the Board, Chief
                                          Executive Officer and President

Dated: November 24, 2008              By: /s/ Christian Dufresne
                                          --------------------------------
                                          Christian Dufresne, Ph. D.
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