Form 10-Q/A
period 2008-06-30
SPIRE CORP
filed 2008-11-24
CIK 731657

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

                         Commission file number: 0-12742


                                SPIRE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)



          MASSACHUSETTS                                        04-2457335
          -------------                                        ----------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)


ONE PATRIOTS PARK, BEDFORD, MASSACHUSETTS                      01730-2396
------------------------------------------                     ----------
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

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Explanatory Note  ...........................................................  1

PART I. FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements:

         Unaudited Condensed Consolidated Balance Sheets as of June 30,
         2008 (as restated) and December 31, 2007 (as restated)  ............  3

         Unaudited Condensed Consolidated Statements of Operations for
         the Three Months Ended June 30, 2008 and 2007 and the Six
         Months Ended June 30, 2008 (as restated) and 2007  .................  4

         Unaudited Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 2008 (as restated) and 2007  .....  5

         Notes to Unaudited Condensed Consolidated Financial Statements
         (as restated)  .....................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations  ......................................... 20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  ........ 30

Item 4T. Controls and Procedures  ........................................... 30


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings  ................................................. 33

Item 1A. Risk Factors  ...................................................... 33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  ....... 33

Item 3.  Defaults Upon Senior Securities  ................................... 33

Item 4.  Submission of Matters to a Vote of Security Holders  ............... 33

Item 5.  Other Information  ................................................. 33

Item 6.  Exhibits  .......................................................... 33

         Signatures  ........................................................ 35

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

     On November 18, 2008, as a result of these investigations, the Audit Committee concluded, in consultation with and upon the recommendation of management, that the previously issued financial statements for the fourth quarter and fiscal 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the previously issued financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008 (the "Original Report") and the related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon. Specifically, adjustments needed to be made in the fourth quarter of 2007 and the first quarter of 2008.

     In this Quarterly Report on Form 10-Q/A (the "Amended Report") we are restating our condensed consolidated balance sheet as of December 31, 2007 and June 30, 2008 and our condensed consolidated statements of operations, cash flows and related disclosures for the six-month period ended June 30, 2008 included in the Original Report to correct this error. We are also restating the consolidated financial statements for fiscal 2007 and condensed consolidated financial statements for first quarter of 2008 to correct this error. We anticipate filing on the same date as this Amended Report, an Annual Report on Form 10-K/A for fiscal 2007 and a Quarterly Report on Form 10-Q/A for the first quarter of 2008. We also anticipate filing our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008, which will also include the effects of the restatements. We do not anticipate filing amended periodic reports for any periods prior to the fourth quarter of 2007. For a detailed discussion of the effect of the restatements, see Part I, Item 1, Note 2, "Restatement of Previously Issued Financial Statements" to the unaudited condensed consolidated financial statements.

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

CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

     The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

                                               Year Ended      Quarter Ended
                                              December 31,        March 31,
                                                  2007              2008
                                              ------------      ------------
                                                       As Restated (1)
                                              ------------------------------

Net loss as originally reported               $ (1,686,000)     $   (508,000)
Adjustments related to:
    Revenue recognition                         (1,355,000)         (380,000)
    Cost of goods sold                           1,108,000           365,000
                                              ------------      ------------
Net adjustments                                   (247,000)          (15,000)
                                              ------------      ------------
Net loss as restated                          $ (1,933,000)     $   (523,000)
                                              ------------      ------------
Cumulative effect to accumulated deficit      $    247,000      $    262,000
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

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, August 13, 2008, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JUNE 30,        DECEMBER 31,
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                             AS RESTATED (1)
                                                                                     ------------------------------
                                                 ASSETS
Current assets
--------------
   Cash and cash equivalents                                                         $  4,462,000      $  2,372,000
   Restricted cash - current portion                                                      250,000           391,000
                                                                                     ------------      ------------
                                                                                        4,712,000         2,763,000

    Accounts receivable - trade, net                                                    7,450,000        11,865,000
    Inventories, net                                                                   16,239,000        11,570,000
    Deferred cost of goods sold                                                         8,445,000         8,044,000
    Deposits on equipment for inventory                                                 2,682,000         2,475,000
    Prepaid expenses and other current assets                                             391,000           542,000
                                                                                     ------------      ------------
           Total current assets                                                        39,919,000        37,259,000

Property and equipment, net                                                             6,108,000         6,209,000

Intangible and other assets, net                                                          849,000           851,000
Available-for-sale investments, at quoted market value (cost of $1,696,000 and
    $1,696,000 at 6/30/08 and 12/31/07, respectively)                                   1,637,000         1,800,000
Equity investment in joint venture                                                      1,911,000         2,264,000
Deposit - related party                                                                   304,000           304,000
                                                                                     ------------      ------------
        Total other assets                                                              4,701,000         5,219,000
                                                                                     ------------      ------------
        Total assets                                                                 $ 50,728,000      $ 48,687,000
                                                                                     ============      ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
   Current portion of capital lease obligation - related party                       $       --        $    486,000
   Current portion of equipment line of credit                                          1,167,000         1,167,000
   Accounts payable                                                                     5,017,000         2,909,000
   Accrued liabilities                                                                  5,889,000         6,057,000
   Current portion of advances on contracts in progress                                26,130,000        24,053,000
                                                                                     ------------      ------------
      Total current liabilities                                                        38,203,000        34,672,000

Long-term portion of equipment line of credit                                           1,166,000         1,750,000
Long-term portion of advances on contracts in progress                                  1,624,000         1,950,000
Deferred compensation                                                                   1,637,000         1,800,000
Other long-term liabilities                                                               126,000            60,000
                                                                                     ------------      ------------
   Total long-term liabilities                                                          4,553,000         5,560,000
                                                                                     ------------      ------------
      Total liabilities
                                                                                       42,756,000        40,232,000
                                                                                     ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value;  20,000,000 shares  authorized;  8,330,688 and
       8,321,188 shares issued and outstanding at June 30, 2008 and
       December 31, 2007, respectively                                                     83,000            83,000
   Additional paid-in capital                                                          20,429,000        19,999,000
   Accumulated deficit                                                                (12,481,000)      (11,689,000)
   Accumulated other comprehensive income (loss), net                                     (59,000)           62,000
                                                                                     ------------      ------------
      Total stockholders' equity                                                        7,972,000         8,455,000
                                                                                     ------------      ------------
      Total liabilities and stockholders' equity                                     $ 50,728,000      $ 48,687,000
                                                                                     ============      ============

See accompanying notes to unaudited condensed consolidated financial statements.

(1) See Note 2.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                               ------------------------------      ------------------------------
                                                   2008              2007              2008              2007
                                                                                  AS RESTATED (1)
                                               ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                              $ 13,510,000      $  6,100,000      $ 24,505,000      $ 10,439,000
   Contract research, service and
     license revenues                             3,375,000         2,479,000         6,918,000         5,137,000
                                               ------------      ------------      ------------      ------------

      Total net sales and revenues               16,885,000         8,579,000        31,423,000        15,576,000
                                               ------------      ------------      ------------      ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                             9,068,000         5,168,000        17,562,000         8,739,000
   Cost of contract research, services
     and licenses                                 2,342,000         2,322,000         4,716,000         4,450,000
                                               ------------      ------------      ------------      ------------

      Total cost of sales and revenues           11,410,000         7,490,000        22,278,000        13,189,000


Gross margin                                      5,475,000         1,089,000         9,145,000         2,387,000

Operating expenses
------------------
   Selling, general and administrative
     expenses                                     4,997,000         2,856,000         8,775,000         5,864,000
   Internal research and development
     expenses                                       171,000            78,000           282,000           123,000
                                               ------------      ------------      ------------      ------------
      Total operating expenses                    5,168,000         2,934,000         9,057,000         5,987,000
                                               ------------      ------------      ------------      ------------

Income (loss) from operations                       307,000        (1,845,000)           88,000        (3,600,000)
-----------------------------

Interest income (expense), net                      (48,000)          (15,000)         (108,000)            3,000
Loss on equity investment in joint venture         (234,000)             --            (364,000)             --
Foreign exchange loss                              (294,000)           (4,000)         (408,000)          (14,000)
                                               ------------      ------------      ------------      ------------
Total other expense, net                           (576,000)          (19,000)         (880,000)          (11,000)
                                               ============      ============      ============      ============

Net loss                                       $   (269,000)     $ (1,864,000)     $   (792,000)     $ (3,611,000)
                                               ============      ============      ============      ============

Loss per share  - basic and diluted            $      (0.03)     $      (0.23)     $       (.10)     $      (0.44)
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

(1) See Note 2.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------
                                                                             2008             2007
                                                                        AS RESTATED (1)
                                                                         ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                              $   (792,000)     $ (3,611,000)
   Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
      Depreciation and amortization                                         1,077,000           945,000
      Loss on impairment of capital equipment                                    --              78,000
      Loss on equity investment in joint venture                              364,000              --
      Deferred compensation                                                  (121,000)           47,000
      Stock-based compensation                                                409,000           208,000
      Decrease in accounts receivable reserves                                (39,000)          (47,000)
      Increase (decrease) in inventory reserves                                93,000          (210,000)
      Changes in assets and liabilities:
        Restricted cash                                                       141,000           258,000
        Accounts receivable                                                 4,454,000          (633,000)
        Inventories                                                        (4,773,000)       (5,596,000)
        Deferred Cost of Goods Sold                                          (401,000)         (205,000)
        Deposits, prepaid expenses and other current assets                   (56,000)        1,199,000
        Accounts payable, accrued liabilities and other liabilities         2,006,000           505,000
        Deposit - related party                                                  --             (68,000)
        Advances on contracts in progress                                   1,751,000         5,704,000
                                                                         ------------      ------------
           Net cash provided by (used in) operating activities              4,113,000        (1,426,000)
                                                                         ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                              --           5,000,000
   Purchase of property and equipment                                        (925,000)         (508,000)
   Increase in intangible and other assets                                    (49,000)         (265,000)
                                                                         ------------      ------------
           Net cash (used in) provided by investing activities               (974,000)        4,227,000
                                                                         ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties         (486,000)         (448,000)
   Borrowings from (principal payments on) equipment line of
     credit, net                                                             (584,000)        3,500,000
   Proceeds from exercise of stock options                                     21,000           105,000
                                                                         ------------      ------------
           Net cash (used in) provided by financing activities             (1,049,000)        3,157,000
                                                                         ------------      ------------

Net increase in cash and cash equivalents                                   2,090,000         5,958,000
Cash and cash equivalents, beginning of period                              2,372,000         1,536,000
                                                                         ------------      ------------
Cash and cash equivalents, end of period                                 $  4,462,000      $  7,494,000
                                                                         ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest received                                                     $     11,000      $     50,000
                                                                         ============      ============
   Interest paid                                                         $    110,000      $       --
                                                                         ============      ============
   Interest paid - related party                                         $      9,000      $     47,000
                                                                         ============      ============
   Income taxes paid                                                     $       --        $      7,000
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

        The Company has incurred significant operating losses in 2007 and 2006. Loss from operations, before gain on sales of trademarks, were $6.7 million and $8.3 million in 2007 and 2006, respectively. Income from operations for the six months ended June 30, 2008 was $88,000. Previous losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $6.1 million and $5.4 million in 2007 and 2006, respectively. The Company has funded these cash losses from cash receipts of $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark to the joint venture in 2007 and $7.7 million from the sale of equity in 2006. For the six months ended June 30, 2008, the cash gain (income from operations plus or minus non-cash adjustments) was $1,871,000. As of June 30, 2008, the Company had unrestricted cash and cash equivalents of $4.5 million compared to unrestricted cash and cash equivalents of $2.4 million as of December 31, 2007. While the Company has had positive cash flow from operations for the past three quarters, the Company continues to experience net losses. While the Company has numerous options on how to fund these losses, including but not limited to sales of equity or the sale or license of assets and technology, just as it has done the past; however, there are no assurances that the Company would be able to sell equity or sell or license those assets on a timely basis and at appropriate values. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, the Company believes it has sufficient resources to continue as a going concern through at least June 30, 2009.

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

CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

        The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

                                              Year Ended      Quarter Ended
                                             December 31,        March 31,
                                                 2007              2008
                                             ------------      ------------
                                                      As Restated
                                             ------------------------------

Net loss as originally reported              $ (1,686,000)     $   (508,000)
Adjustments related to:
    Revenue recognition                        (1,355,000)         (380,000)
    Cost of goods sold                          1,108,000           365,000
                                             ------------      ------------
Net adjustments                                  (247,000)          (15,000)
                                             ------------      ------------
Net loss as restated                         $ (1,933,000)     $   (523,000)
                                             ============      ============
Cumulative effect to accumulated deficit     $    247,000      $    262,000
                                             ============      ============

The tables below set forth the effect of the adjustments as of June 30, 2008 and December 31, 2007 and for the six month period ended June 30, 2008 as applicable:

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 2008                 DECEMBER 31, 2007
                                                               ----------------------------    ----------------------------
                                                               As Reported     As Restated     As Reported     As Restated
                                                               ------------    ------------    ------------    ------------
                           ASSETS
Current assets
--------------
   Cash and cash equivalents                                   $  4,462,000    $  4,462,000    $  2,372,000    $  2,372,000
   Restricted cash - current portion                                250,000         250,000         391,000         391,000
                                                               ------------    ------------    ------------    ------------
                                                                  4,712,000       4,712,000       2,763,000       2,763,000

   Accounts receivable - trade, net                               7,450,000       7,450,000      12,766,000      11,865,000
   Inventories, net                                              23,211,000      16,239,000      18,506,000      11,570,000
   Deferred cost of goods sold                                         --         8,445,000            --         8,044,000
   Deposits on equipment for inventory                            2,682,000       2,682,000       2,475,000       2,475,000
   Prepaid expenses and other current assets                        391,000         391,000         542,000         542,000
                                                               ------------    ------------    ------------    ------------
        Total current assets                                     38,446,000      39,919,000      37,052,000      37,259,000

Property and equipment, net                                       6,108,000       6,108,000       6,209,000       6,209,000

Intangible and other assets, net                                    849,000         849,000         851,000         851,000
Available-for-sale investments, at quoted market value (cost of $1,696,000 and $1,696,000 at 6/30/08 and 12/31/07,
  respectively)                                                   1,637,000       1,637,000       1,800,000       1,800,000
Equity investment in joint venture                                1,911,000       1,911,000       2,264,000       2,264,000
Deposit - related party                                             304,000         304,000         304,000         304,000
                                                               ------------    ------------    ------------    ------------
        Total other assets                                        4,701,000       4,701,000       5,219,000       5,219,000
                                                               ------------    ------------    ------------    ------------
        Total assets                                           $ 49,255,000    $ 50,728,000    $ 48,480,000    $ 48,687,000
                                                               ============    ============    ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related       $       --      $       --      $    486,000    $    486,000
party
   Current portion of equipment line of credit                    1,167,000       1,167,000       1,167,000       1,167,000
   Accounts payable                                               5,017,000       5,017,000       2,909,000       2,909,000
   Accrued liabilities                                            5,889,000       5,889,000       6,057,000       6,057,000
   Current portion of advances on contracts in progress          24,395,000      26,130,000      23,599,000      24,053,000
                                                               ------------    ------------    ------------    ------------
      Total current liabilities                                  36,468,000      34,218,000      34,672,000      38,203,000

Long-term portion of equipment line of credit                     1,166,000       1,166,000       1,750,000       1,750,000
Long-term portion of advances on contracts in progress            1,624,000       1,624,000       1,950,000       1,950,000
Deferred compensation                                             1,637,000       1,637,000       1,800,000       1,800,000
Other long-term liabilities                                         126,000         126,000          60,000          60,000
                                                               ------------    ------------    ------------    ------------
   Total long-term liabilities                                    4,553,000       4,553,000       5,560,000       5,560,000
                                                               ------------    ------------    ------------    ------------
      Total liabilities                                          41,021,000      42,756,000      39,778,000      40,232,000
                                                               ------------    ------------    ------------    ------------

Stockholders' equity
--------------------
  Common stock, $0.01 par value; 20,000,000
     shares  authorized; 8,330,688 and 8,321,188
     shares issued and outstanding at June 30, 2008
     and December 31, 2007, respectively                             83,000          83,000          83,000          83,000
   Additional paid-in capital                                    20,429,000      20,429,000      19,999,000      19,999,000
   Accumulated deficit                                          (12,219,000)    (12,481,000)    (11,442,000)    (11,689,000)
   Accumulated other comprehensive income, net                      (59,000)        (59,000)         62,000          62,000
                                                               ------------    ------------    ------------    ------------
      Total stockholders' equity                                  8,234,000       7,972,000       8,702,000       8,455,000
                                                               ------------    ------------    ------------    ------------
      Total liabilities and stockholders' equity               $ 49,255,000    $ 50,728,000    $ 48,480,000    $ 48,687,000
                                                               ============    ============    ============    ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       UNAUDITED RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         SIX MONTHS ENDED JUNE 30, 2008
                                                          ----------------------------
                                                          AS REPORTED     AS RESTATED
                                                          ------------    ------------
Net sales and revenues
----------------------
   Sales of goods                                         $ 24,885,000    $ 24,505,000
   Contract research, service and license revenues           6,918,000       6,918,000
                                                          ------------    ------------
      Total net sales and revenues                          31,803,000      31,423,000

Costs of sales and revenues
---------------------------
   Cost of goods sold                                       17,927,000      17,562,000
   Cost of contract research, services and licenses          4,716,000       4,716,000
                                                          ------------    ------------
      Total cost of sales and revenues                      22,643,000      22,278,000
                                                          ------------    ------------
Gross Margin                                                 9,160,000       9,145,000

Operating expenses
------------------
   Selling, general and administrative expenses              8,775,000       8,775,000
   Internal research and development expenses                  282,000         282,000
                                                          ------------    ------------
      Total operating expenses                               9,057,000       9,057,000
                                                          ------------    ------------
Income from operations                                         103,000          88,000
----------------------

Interest income (expense), net                                (108,000)       (108,000)
Loss on equity investment in joint venture                    (364,000)       (364,000)
Foreign exchange loss                                         (408,000)       (408,000)
                                                          ------------    ------------
Total other income (expense), net                             (880,000)       (880,000)
                                                          ------------    ------------
Net loss                                                  $   (777,000)   $   (792,000)
                                                          ============    ============

Loss per share - basic and diluted                        $      (0.09)   $      (0.10)
                                                          ============    ============

Weighted average number of common and common equivalent
shares outstanding - basic and diluted                       8,326,474       8,326,474
                                                          ============    ============

                       SPIRE CORPORATION AND SUBSIDIARIES
       UNAUDITED RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30, 2008
                                                                       ----------------------------
                                                                       AS REPORTED     AS RESTATED
                                                                       ------------    ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                            $   (777,000)   $   (792,000)
   Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
      Depreciation and amortization                                       1,077,000       1,077,000
      Loss on impairment of capital equipment                                  --              --
      Loss on equity investment in joint venture                            364,000         364,000
      Deferred compensation                                                (121,000)       (121,000)
      Stock-based compensation                                              409,000         409,000
      Decrease in accounts receivable reserves                              (39,000)        (39,000)
      Decrease in inventory reserves                                         93,000          93,000
      Changes in assets and liabilities:
        Restricted cash                                                     141,000         141,000
        Accounts receivable                                               5,355,000       4,454,000
        Inventories                                                      (4,809,000)     (4,773,000)
        Deferred cost of goods sold                                            --          (401,000)
        Deposits, prepaid expenses and other current assets                 (56,000)        (56,000)
        Accounts payable, accrued liabilities and other liabilities       2,006,000       2,006,000
        Advances on contracts in progress                                   470,000       1,751,000
                                                                       ------------    ------------
           Net cash provided by (used in) operating activities            4,113,000       4,113,000
                                                                       ------------    ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                            --              --
   Purchase of property and equipment                                      (925,000)       (925,000)
   Increase in intangible and other assets                                  (49,000)        (49,000)
                                                                       ------------    ------------
           Net cash provided by (used in) investing activities             (974,000)       (974,000)
                                                                       ------------    ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties       (486,000)       (486,000)
   Principal payments on equipment line of credit, net                     (584,000)       (584,000)
   Proceeds from exercise of stock options                                   21,000          21,000
                                                                       ------------    ------------
           Net cash used in financing activities                         (1,049,000)     (1,049,000)
                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents                      2,090,000       2,090,000
Cash and cash equivalents, beginning of period                            2,372,000       2,372,000
                                                                       ------------    ------------
Cash and cash equivalents, end of period                               $  4,462,000    $  4,462,000
                                                                       ============    ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest received                                                   $     11,000    $     11,000
                                                                       ============    ============
   Interest paid                                                       $    110,000    $    110,000
                                                                       ============    ============
   Interest paid - related party                                       $      9,000    $      9,000
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

4.      ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

        Net accounts receivable, trade consists of the following:

                                                                       June 30,      December 31,
                                                                         2008            2007
                                                                                     As Restated
                                                                     ------------    ------------
          Amounts billed                                             $  6,611,000    $ 11,142,000
          Retainage                                                         8,000           8,000
          Accrued revenue                                               1,022,000         945,000
                                                                     ------------    ------------
                                                                        7,641,000      12,095,000
          Less:  Allowance for sales returns and doubtful accounts       (191,000)       (230,000)
                                                                     ------------    ------------
          Net accounts receivable, trade                             $  7,450,000    $ 11,865,000
                                                                     ============    ============
          Advances on contracts in progress                          $ 27,754,000    $ 26,003,000
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

5.      INVENTORIES

        Inventories, net of $447,000 and $354,000 of reserves at June 30, 2008 and December 31, 2007, respectively, consist of the following at:

                                          June 30,     December 31,
                                            2008           2007
                                        ------------   ------------
                                                As Restated
                                        ---------------------------

          Raw materials                 $  5,629,000   $  4,989,000
          Work in process                  5,732,000      4,663,000
          Finished goods                   4,878,000      1,918,000
                                        ------------   ------------
          Net Inventory                 $ 16,239,000   $ 11,570,000
                                        ============   ============
          Deferred cost of goods sold   $  8,445,000   $  8,044,000
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

6.      INCOME (LOSS) PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted income (loss) per share computations for the periods ended:

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                     ---------------------------   ---------------------------
                                                         2008           2007           2008           2007
                                                     ------------   ------------   ------------   ------------
     Weighted average number of common and common
       equivalent shares outstanding - basic            8,330,029      8,263,571      8,326,474      8,255,178
     Add: Net additional common shares upon
       assumed exercise of common stock options              --             --             --             --
                                                     ------------   ------------   ------------   ------------
     Adjusted weighted average number of common
       and common equivalents shares outstanding -
       diluted                                          8,330,029      8,263,571      8,326,474      8,255,178
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

                                                                                              Total
                                               Solar        Biomedical   Optoelectronics     Company
                                           ------------------------------------------------------------
For the three months ended June 30, 2008
----------------------------------------
Net sales and revenues                     $ 12,647,000    $  2,858,000    $  1,380,000    $ 16,885,000
Income (loss) from operations              $  1,127,000    $   (181,000)   $   (639,000)   $    307,000

For the three months ended June 30, 2007
----------------------------------------
Net sales and revenues                     $  4,975,000    $  2,827,000    $    777,000    $  8,579,000
Loss from operations                       $   (725,000)   $   (215,000)   $   (905,000)   $ (1,845,000)

                                                                                               Total
                                               Solar        Biomedical   Optoelectronics      Company
                                            As Restated                                     As Restated
                                           ------------------------------------------------------------
For the six months ended June 30, 2008
--------------------------------------
Net sales and revenues                     $ 22,940,000    $  5,666,000    $  2,817,000    $ 31,423,000
Income (loss) from operations              $  1,440,000    $   (357,000)   $   (995,000)   $     88,000

For the six months ended June 30, 2007
--------------------------------------
Net sales and revenues                     $  8,568,000    $  5,353,000    $  1,655,000    $ 15,576,000
Loss from operations                       $ (1,308,000)   $   (726,000)   $ (1,566,000)   $ (3,600,000)


The following table shows net sales and revenues by geographic area (based on customer location):


                              Three Months Ended June 30,                           Six Months Ended June 30,
                    ------------------------------------------------    ------------------------------------------------
                        2008          %           2007          %          2008           %           2007          %
                                                                        As Restated
                    ------------    ------    ------------    ------    ------------    ------    ------------    ------
United States       $  6,532,000        39%   $  4,901,000        57%   $ 11,967,000        38%   $  8,112,000        52%
Europe/Africa          3,104,000        18       2,047,000        24       8,323,000        27       3,749,000        24
Asia                   7,100,000        42       1,425,000        17      10,747,000        34       3,422,000        22
Rest of the world        149,000         1         206,000         2         386,000         1         293,000         2
                    ------------              ------------              ------------              ------------
                    $ 16,885,000       100%   $  8,579,000       100%   $ 31,423,000       100%   $ 15,576,000       100%
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

        Estimated amortization expense for the periods ending December 31, is as follows:

                               Year                   Amortization Expense
                   ---------------------------        --------------------

                   2008 remaining 6 months                 $  104,000
                   2009                                       178,000
                   2010                                       173,000
                   2011                                       167,000
                   2012 and beyond                            218,000
                                                           ----------
                                                           $  840,000
                                                           ==========

        Also included in other assets at June 30, 2008 are approximately $9,000 of unamortized expenses that were prepaid.

9.      AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                                    June 30,     December 31,
                                                      2008           2007
                                                  ------------   ------------

                    Equity investments            $  1,363,000   $  1,411,000
                    Government bonds                   222,000        303,000
                    Cash and money market funds         52,000         86,000
                                                  ------------   ------------
                                                  $  1,637,000   $  1,800,000
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

        The following table presents the financial instruments carried at fair value as of June 30, 2008 by FAS 157 valuation hierarchy (as defined above).

                                                    Level 1         Level 2         Level 3         Total
                                                  -----------     -----------     -----------     ----------
            Available for sale investments        $ 1,372,000     $   265,000          --         $1,637,000
            Percent of total                              84%             16%          --               100%

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

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------   ---------------------------
                                                               2008           2007           2008           2007
                                                           ------------   ------------   ------------   ------------
        Cost of contract research, services and licenses   $     14,000   $     14,000   $     27,000   $     19,000
        Cost of goods sold                                       36,000          6,000         68,000          8,000
        Administrative and selling                              163,000        117,000        314,000        181,000
                                                           ------------   ------------   ------------   ------------
              Total stock-based compensation               $    213,000   $    137,000   $    409,000   $    208,000
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

        A summary of options outstanding under the 2007 Plan and 1996 Plan as of June 30, 2008 and changes during the six-month period is as follows:

                                                                             Average
                                                            Weighted-       Remaining       Aggregate
                                            Number of        Average       Contractual      Intrinsic
                                              Shares      Exercise Price   Life (Years)       Value
                                           ------------    ------------    ------------    ------------
Options Outstanding at December 31, 2007        495,177    $       7.10
Granted                                          40,000    $      13.87
Exercised                                        (9,500)   $       2.22
Cancelled/expired                               (12,000)   $       9.56
                                           ------------    ------------
Options Outstanding at June 30, 2008            513,677    $       7.67            7.55    $  2,589,529
                                           ============    ============

Options Exercisable at June 30, 2008            265,927    $       6.47            6.43    $  1,656,389
                                           ============    ============

        The per-share weighted-average fair value of stock options granted during the three and six months ended June 30, 2008 was $9.15 and $7.96, respectively, and $6.45 for both periods in 2007, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                Expected         Risk-Free      Expected           Expected
     Year    Dividend Yield    Interest Rate   Option Life    Volatility Factor
    ------   --------------    -------------   -----------    -----------------
     2008           --             2.73%        4.5 years            70.6%

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

12.     COMPREHENSIVE LOSS

        Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                  ------------------------------------------------------------
                                                   For the Three Months Ended       For the Six Months Ended
                                                            June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                      2008            2007            2008            2007
                                                                                  As Restated
                                                  ------------    ------------    ------------    ------------
Net loss                                          $   (269,000)   $ (1,864,000)   $   (792,000)   $ (3,611,000)
Other comprehensive income (loss):
   Unrealized gain (loss) on available for sale
   marketable securities, net of tax                   (59,000)         48,000        (121,000)         47,000
                                                  ------------    ------------    ------------    ------------
Total comprehensive loss                          $   (328,000)   $ (1,816,000)   $   (913,000)   $ (3,564,000)
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

        Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line. Export sales, which amounted to 62% of net sales and revenues for the six months ended June 30, 2008, continue to constitute a significant portion of our net sales and revenues.

Restatements
------------

        We restated our previously issued consolidated financial statements as of and for the year ended December 31, 2007 and as of and for the quarters ended March 31, 2008 and June 30, 2008 to correct errors under generally accepted accounting principles ("GAAP") in the United States relating to the recognition of revenue. We determined that a single customer of our solar equipment business unit was provided certain upgrade rights in connection with the sale of products, as a result of which the revenue associated with those sales should not have been recognized upon shipment of the products to the customers under GAAP because the upgrade was not available at that time. We determined that revenue for the entire contract should have been deferred until the upgrade was provided to the customer. These orders resulted in aggregate gross revenues of approximately $1.4 million during the fourth quarter of 2007 and $380,000 during the first quarter of 2008. To correct this error, we reversed this revenue and the associated cost of goods sold in each of those quarters. See Note 2 to the unaudited condensed consolidated financial statements.

Results of Operations
---------------------

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                     Three Months Ended         Six Months Ended
                                                           June 30,                 June 30,
                                                    ---------------------     ---------------------
                                                      2008         2007         2008         2007
                                                                            As Restated
                                                    --------     --------     --------     --------
     Net sales and revenues                              100%         100%         100%         100%
     Cost of sales and revenues                           68           87           71           85
                                                    --------     --------     --------     --------
         Gross margin                                     32           13           29           15
     Selling, general and administrative expenses         30           34           28           37
     Internal research and development expenses            1            1            1            1
                                                    --------     --------     --------     --------
         Income (loss) from operations                     1          (22)           0          (23)
     Other expense, net                                   (3)        --             (3)        --
                                                    --------     --------     --------     --------
         Net loss                                         (2%)        (22%)         (3%)        (23%)
                                                    ========     ========     ========     ========

OVERALL

        Our total net sales and revenues for the six months ended June 30, 2008 were $31,423,000 as compared to $15,576,000 for the six months ended June 30, 2007, which represents an increase of $15,847,000 or 102%. The increase was primarily attributable to a $14,372,000 increase in solar sales and a $1,162,000 increase in optoelectronics sales.

SOLAR BUSINESS UNIT

        Sales in our solar business unit increased 168% during the six months ended June 30, 2008 to $22,940,000 as compared to $8,568,000 in the six months ended June 30, 2007. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. We have focused our sales and marketing efforts on establishing ourselves as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

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

Three and Six Months Ended June 30, 2008  Compared to Three and Six Months Ended
----------------------------------------  --------------------------------------
June 30, 2007
-------------

NET SALES AND REVENUES

        The following table categorizes our net sales and revenues for the periods presented:

                                                            Three Months Ended
                                                                  June 30,                  Increase
                                                        ---------------------------   ---------------------
                                                            2008           2007            $           %
                                                        ------------   ------------   ------------   ------
     Sales of goods                                     $ 13,510,000   $  6,100,000   $  7,410,000      121%
     Contract research, services and license revenues      3,375,000      2,479,000        896,000       36%
                                                        ------------   ------------   ------------
        Net sales and revenues                          $ 16,885,000   $  8,579,000   $  8,306,000       97%
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

        The following table categorizes the our net sales and revenues for the periods presented:

                                                             Six Months Ended
                                                                  June 30,                  Increase
                                                        ---------------------------   ---------------------
                                                            2008           2007            $             %
                                                         As Restated                        As Restated
                                                        ---------------------------------------------------
     Sales of goods                                     $ 24,505,000   $ 10,439,000   $ 14,066,000      135%
     Contract research, services and license revenues      6,918,000      5,137,000      1,781,000       35%
                                                        ------------   ------------   ------------
        Net sales and revenues                          $ 31,423,000   $ 15,576,000   $ 15,847,000      102%
                                                        ============   ============   ============

        The 135% increase in sales of goods for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a decrease in catheter products sales. Solar equipment sales increased 170% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity. Sales of catheters decreased approximately 12%.

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

COST OF SALES AND REVENUES

        The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                              Three Months Ended June 30,                     Increase
                                      ----------------------------------------------    ---------------------
                                          2008         %           2007         %            $           %
                                      ------------   ------    ------------   ------    ------------   ------
Cost of goods sold                    $  9,068,000       67%   $  5,168,000       85%   $  3,900,000       75%
Cost of contract research, services
   and licenses                          2,342,000       69%      2,322,000       94%         20,000        1%
                                      ------------             ------------             ------------
   Net cost of sales and revenues     $ 11,410,000       68%   $  7,490,000       87%   $  3,920,000       52%
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

        The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                Six Months Ended June 30,                     Increase
                                      ----------------------------------------------    ---------------------
                                          2008           %         2007           %          $             %
                                       As Restated                                           As Restated
                                      ----------------------------------------------    ---------------------
Cost of goods sold                    $ 17,562,000       72%   $  8,739,000       84%   $  8,823,000      101%
Cost of contract research, services
   and licenses                          4,716,000       68%      4,450,000       87%        266,000        6%
                                      ------------             ------------             ------------
    Net cost of sales and revenues    $ 22,278,000       71%   $ 13,189,000       85%   $  9,089,000       69%
                                      ============             ============             ============

        The $ 8,823,000 (101%) increase in cost of goods sold for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily due to increased costs within our solar equipment product line corresponding to the 170% increase in solar equipment sales. As a percentage of sales, cost of goods sold was 69% of sales of goods in 2008 as compared to 84% of sales in 2007. This reduction in the percentage of sales in 2008 is due to a favorable product mix with improved margins along with better utilization of solar manufacturing overhead.

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

OPERATING EXPENSES

        The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                Three Months Ended June 30,                   Increase
                                      ----------------------------------------------    ---------------------
                                          2008         %           2007         %           $            %
                                      ------------   ------    ------------   ------    ------------   ------
Selling, general and administrative   $  4,997,000       30%   $  2,856,000       33%   $  2,141,000       75%
Internal research and development          171,000        1%         78,000        1%         93,000      119%
                                      ------------             ------------             ------------
   Operating expenses                 $  5,168,000       31%   $  2,934,000       34%   $  2,234,000       76%
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

        The following table categorizes the our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                 Six Months Ended June 30,                    Increase
                                      ----------------------------------------------    ---------------------
                                          2008         %           2007         %            $           %
                                      ------------   ------    ------------   ------    ------------   ------
Selling, general and administrative   $  8,775,000       28%   $  5,864,000       38%   $  2,911,000       50%
Internal research and development          282,000        1%        123,000        1%        159,000      129%
                                      ------------             ------------             ------------
   Operating expenses                 $  9,057,000       29%   $  5,987,000       38%   $  3,070,000       51%
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

INTERNAL RESEARCH AND DEVELOPMENT

        Internal research and development expense increased 129% in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, primarily as a result of our cost sharing contract with the NREL reducing 2007 costs. In addition, Spire Semiconductor had higher head count and related employee costs for the period. As a percentage of sales and revenue, however, internal research and development expenses remained at 1% for both periods.

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

        We reported a net loss for the six months ended June 30, 2008 and 2007 of approximately $792,000 and $3,611,000, respectively. The net loss decreased approximately $2,819,000 primarily due to the increase in sales and revenues and the improvement in gross margins.


Liquidity and Capital Resources
-------------------------------

                                                                Increase/(Decrease)
                                   June 30,      December 31,  ----------------------
                                     2008           2007             $             %
                                                    As Restated
                                 ----------------------------------------------------
     Cash and cash equivalents   $  4,462,000   $  2,372,000   $  2,090,000        88%
     Working capital                1,716,000      2,587,000   $   (871,000)      (34%)

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

        There are no material commitments by us for capital expenditures. At June 30, 2008, our accumulated deficit was approximately $12,481,000, compared to accumulated deficit of approximately $11,689,000 as of December 31, 2007.

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

                                           Rate Per                                      Security
                   Year                   Square Foot    Annual Rent     Monthly Rent     Deposit
        ---------------------------       -----------    -----------     ------------     --------
        June 1, 2003 - May 31, 2004           $6.00       $ 540,000       $ 45,000        $135,000
        June 1, 2004 - May 31, 2005            7.50         675,000         56,250         168,750
        June 1, 2005 - May 31, 2006            8.50         765,000         63,750         191,250
        June 1, 2006 - May 31, 2007           10.50         945,000         78,750         236,250
        June 1, 2007 - May 31, 2008           13.50       1,215,000        101,250         303,750
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

                                     Rebates          Returns         Total
                                   ------------    ------------    ------------
        Balance - March 31, 2008   $     86,000    $     10,000    $     96,000
           Provision                    123,000           8,000         131,000
           Utilization                 (113,000)         (9,000)       (122,000)
                                   ------------    ------------    ------------
        Balance - June 30, 2008    $     96,000    $      9,000    $    105,000
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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes our gross contractual obligations at June 30, 2008 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                              Payments Due by Period
                                     ------------------------------------------------------------------------
                                                     Less than        2 - 3          4 - 5        More Than
     Contractual Obligations            Total          1 Year         Years          Years         5 Years
----------------------------------   ------------   ------------   ------------   ------------   ------------
Equipment Credit Facility (SVB)      $  2,524,000   $  1,308,000   $  1,216,000           --             --

Revolving Credit Facility (SVB)              --             --             --             --             --

Purchase obligations                 $ 15,249,000   $ 14,968,000   $    281,000           --             --

Capital leases:
  Related party capital lease                --             --             --             --             --

Operating leases:
  Unrelated party operating leases   $    314,000   $    135,000   $    179,000           --             --
  Related party operating lease      $  9,044,000   $  1,866,000   $  4,056,000   $  3,122,000           --

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

        In addition to the material weaknesses discussed above, we did not maintain effective controls to identify and monitor the existence of side agreements. In November 2008 we became aware of a preexisting undocumented side agreement made in connection with a multiple element arrangement. Timely notification of the existence of the oral agreement was not communicated to the Finance Department, and therefore the impact of such agreement was not considered in the evaluation of revenue recognition on the contract. As a result, our recognition of revenue was materially misstated with respect to the fourth quarter of 2007 and the first quarter of 2008 which required restatement of previously issued financial statements.

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

        Further, the we have hired an outside consulting firm to finish our Sarbanes-Oxley efforts started in 2007. As a non-accelerated filer, our management will perform an evaluation of our internal control over financial reporting at the end of the year; however, our independent registered public accounting firm is not required to issue an opinion on the design or effectiveness on our internal control over financial reporting for the 2008 fiscal year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 22, 2008, we held a Special Meeting in Lieu of Annual Meeting of Stockholders. At the meeting, stockholders voted on the following:

PROPOSAL NUMBER 1

        The number of directors was fixed at eight, leaving one vacancy. Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2009 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

----------------------------------- ------------ -------------------------- ------------ -----------
                                       Shares     Shares Voting Against or     Shares       Broker
             Nominee                 Voting For      Authority Withheld      Abstaining   Non-Votes
----------------------------------- ------------ -------------------------- ------------ -----------
Udo Henseler                          6,893,524            235,492               --            --
----------------------------------- ------------ -------------------------- ------------ -----------
David R. Lipinski                     6,238,583            890,433               --            --
----------------------------------- ------------ -------------------------- ------------ -----------
Mark C. Little                        6,227,827            901,189               --            --
----------------------------------- ------------ -------------------------- ------------ -----------
Roger G. Little                       6,240,954            888,062               --            --
----------------------------------- ------------ -------------------------- ------------ -----------
Michael J. Magliochetti               6,897,578            231,438               --            --
----------------------------------- ------------ -------------------------- ------------ -----------
Guy L. Mayer                          6,897,393            231,623               --            --
----------------------------------- ------------ -------------------------- ------------ -----------
Roger W. Redmond                      6,894,193            234,823               --            --
----------------------------------- ------------ -------------------------- ------------ -----------

ITEM 5.     OTHER INFORMATION

        None

ITEM 6.     EXHIBITS

        10(ac) Second Loan Modification Agreement, dated May 13, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to the Company's Form 10-Q dated June 30, 2008 with the Securities and Exchange Commission filed on August 13, 2008.

        10(ad) Waiver and First Loan Modification Agreement, dated May 13, 2008, to Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to the Company's Form 10-Q dated June 30, 2008 with the Securities and Exchange Commission filed on August 13, 2008.

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