Form 10-Q
period 2008-09-30
SPIRE CORP
filed 2008-11-24
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2008; or

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

       Large accelerated filer  [_]             Accelerated filer         [_]
       Non-accelerated filer    [_]             Smaller reporting company [X]
       (Do not check if a smaller
       reporting company)

       Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [_]    No [X]

       The number of shares of the registrant's common stock outstanding as of November 5, 2008 was 8,330,688.

================================================================================

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----

Explanatory Note  .....................................................................................    1


PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and
           December 31, 2007 (as restated)  ...........................................................    2

           Unaudited Condensed Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2008 and 2007  ..................................................    3

           Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2008 and 2007  ...............................................................    4

           Notes to Unaudited Condensed Consolidated Financial Statements  ............................    5

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations  ......  15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  .................................  25

Item 4T.   Controls and Procedures  ....................................................................  26



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings  ..........................................................................  28

Item 1A.   Risk Factors ................................................................................  28

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds   ...............................  29

Item 3.    Defaults Upon Senior Securities  ............................................................  29

Item 4.    Submission of Matters to a Vote of Security Holders  ........................................  29

Item 5.    Other Information  ..........................................................................  29

Item 6.    Exhibits  ...................................................................................  29

           Signatures  .................................................................................  30

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

      On November 18, 2008, as a result of these investigations, the Audit Committee concluded, in consultation with and upon the recommendation of management, that the previously issued financial statements for the fourth quarter and fiscal 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and previously issued financial statements included in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008 and the related earnings releases and similar communications relating to all such fiscal periods, should no longer be relied upon. Specifically, adjustments needed to be made in the fourth quarter of 2007 and the first quarter of 2008.

      We have recorded adjustments affecting our previously-reported financial statements for the fourth quarter of 2007 and for the first quarter of 2008. This Quarterly Report on Form 10-Q is inclusive of all adjustments related to the restatements in the fourth quarter of 2007 and first quarter of 2008.

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


                                                   Year Ended      Quarter Ended
                                                  December 31,       March 31,
                                                      2007             2008
                                                  ------------     ------------
                                                         As Restated (1)
                                                  -----------------------------
      Net loss as originally reported             $ (1,686,000)    $   (508,000)
      Adjustments related to:
          Revenue recognition                       (1,355,000)        (380,000)
          Cost of goods sold                         1,108,000          365,000
                                                  ------------     ------------
      Net adjustments                                 (247,000)         (15,000)
                                                  ------------     ------------
      Net loss as restated                        $ (1,933,000)    $   (523,000)
                                                  ============     ============
      Cumulative effect to accumulated deficit    $    247,000     $    262,000
                                                  ============     ============

(1) See Note 2, to the Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,     December 31,
                                                                        2008              2007
                                                                                     As Restated (1)
                                                                    ------------      ------------
                                       ASSETS

Current assets
--------------
   Cash and cash equivalents                                        $  2,309,000      $  2,372,000
   Restricted cash - current portion                                     161,000           391,000
                                                                    ------------      ------------
                                                                       2,470,000         2,763,000

   Accounts receivable - trade, net                                   16,399,000        11,865,000
   Inventories, net                                                   15,900,000        11,570,000
   Deferred cost of goods sold                                        18,788,000         8,044,000
   Deposits on equipment for inventory                                 1,603,000         2,475,000
   Prepaid expenses and other current assets                             456,000           542,000
                                                                    ------------      ------------
       Total current assets                                           55,616,000        37,259,000

Property and equipment, net                                            6,175,000         6,209,000

Intangible and other assets, net                                         873,000           851,000
Available-for-sale investments, at quoted market value
   (cost of $1,637,000 and $1,696,000 at 9/30/08 and
   12/31/07, respectively)                                             1,454,000         1,800,000
Equity investment in joint venture                                     1,866,000         2,264,000
Deposit - related party                                                  300,000           304,000
                                                                    ------------      ------------
       Total other assets                                              4,493,000         5,219,000
                                                                    ------------      ------------
       Total assets                                                 $ 66,284,000      $ 48,687,000
                                                                    ============      ============



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related party      $         --      $    486,000
   Current portion of equipment line of credit                         1,167,000         1,167,000
   Accounts payable                                                    6,009,000         2,909,000
   Accrued liabilities                                                 6,978,000         6,057,000
   Current portion of advances on contracts in progress               39,845,000        24,053,000
                                                                    ------------      ------------
       Total current liabilities                                      53,999,000        34,672,000

Long-term portion of equipment line of credit                            875,000         1,750,000
Long-term portion of advances on contracts in progress                 1,281,000         1,950,000
Deferred compensation                                                  1,454,000         1,800,000
Other long-term liabilities                                              197,000            60,000
                                                                    ------------      ------------
   Total long-term liabilities                                         3,807,000         5,560,000
                                                                    ------------      ------------
       Total liabilities                                              57,806,000        40,232,000
                                                                    ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized;
       8,330,688 and 8,321,188 shares issued and outstanding at
       September 30, 2008 and December 31, 2007, respectively             83,000            83,000
   Additional paid-in capital                                         20,614,000        19,999,000
   Accumulated deficit                                               (12,036,000)      (11,689,000)
   Accumulated other comprehensive income (loss), net                   (183,000)           62,000
                                                                    ------------      ------------
       Total stockholders' equity                                      8,478,000         8,455,000
                                                                    ------------      ------------
       Total liabilities and stockholders' equity                   $ 66,284,000      $ 48,687,000
                                                                    ============      ============

----------------
(1) See Note 2.

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ------------------------------      ------------------------------
                                                            2008              2007              2008              2007
                                                        ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                                       $ 13,697,000      $  6,343,000      $ 38,202,000      $ 16,782,000
   Contract research, service and license revenues         3,839,000         3,502,000        10,757,000         8,639,000
                                                        ------------      ------------      ------------      ------------
       Total net sales and revenues                       17,536,000         9,845,000        48,959,000        25,421,000
                                                        ------------      ------------      ------------      ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                                      8,777,000         6,062,000        26,339,000        14,801,000
   Cost of contract research, services and licenses        2,794,000         2,363,000         7,510,000         6,813,000
                                                        ------------      ------------      ------------      ------------
       Total cost of sales and revenues                   11,571,000         8,425,000        33,849,000        21,614,000

Gross margin                                               5,965,000         1,420,000        15,110,000         3,807,000

Operating expenses
------------------
   Selling, general and administrative expenses            5,242,000         3,388,000        14,017,000         9,252,000
   Internal research and development expenses                200,000            96,000           482,000           219,000
                                                        ------------      ------------      ------------      ------------
       Total operating expenses                            5,442,000         3,484,000        14,499,000         9,471,000
                                                        ------------      ------------      ------------      ------------
Gain on sale of trademark                                         --         2,707,000                --         2,707,000
                                                        ------------      ------------      ------------      ------------

Income (loss) from operations                                523,000           643,000           611,000        (2,957,000)
-----------------------------

Interest income (expense), net                               (49,000)          (83,000)         (157,000)          (80,000)
Loss on equity investment in joint venture                   (45,000)               --          (409,000)               --
Foreign exchange gain (loss)                                  16,000                --          (392,000)          (14,000)
                                                        ------------      ------------      ------------      ------------
Other income (expense), net                                  (78,000)          (83,000)         (958,000)          (94,000)
                                                        ------------      ------------      ------------      ------------
Income (loss) before income taxes and
-------------------------------------
  extraordinary gain                                         445,000           560,000          (347,000)       (3,051,000)
  ------------------

Income tax benefit                                                --           884,000                --           884,000
                                                        ------------      ------------      ------------      ------------
Income (loss) before extraordinary gain                      445,000         1,444,000          (347,000)       (2,167,000)
---------------------------------------

Extraordinary gain on equity investment in
   joint venture, net of tax                                      --         1,311,000                --         1,311,000
                                                        ------------      ------------      ------------      ------------
Net income (loss)                                       $    445,000      $  2,755,000      $   (347,000)     $   (856,000)
-----------------                                       ============      ============      ============      ============

Basic income (loss) per share:
   From continuing operations after income taxes        $       0.05      $       0.17      $      (0.04)     $      (0.26)
   From extraordinary gain, net of tax                            --              0.16                --              0.16
                                                        ------------      ------------      ------------      ------------
   Basic income (loss) per share                        $       0.05      $       0.33      $      (0.04)     $      (0.10)
   -----------------------------                        ============      ============      ============      ============

Diluted income (loss) per share:
   From continuing operations after income taxes        $       0.05      $       0.17      $      (0.04)     $      (0.26)
   From extraordinary gain, net of tax                            --              0.16                --              0.16
                                                        ------------      ------------      ------------      ------------
   Diluted income (loss) per share                      $       0.05      $       0.33      $      (0.04)     $      (0.10)
   -------------------------------                      ============      ============      ============      ============

Weighted average number of common and common
   equivalent shares outstanding - basic                   8,330,688         8,272,543         8,327,889         8,261,030
                                                        ============      ============      ============      ============
Weighted average number of common and common
   equivalent shares outstanding - diluted                 8,425,059         8,341,642         8,327,889         8,261,030
                                                        ============      ============      ============      ============

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------
                                                                                    2008              2007
                                                                                ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                     $   (347,000)     $   (856,000)
   Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
       Depreciation and amortization                                               1,490,000         1,534,000
       Loss on impairment of capital equipment                                            --            78,000
       Loss on equity investment in joint venture                                    409,000                --
       Gain on sale of trademark                                                          --        (2,707,000)
       Gain on sale of asset                                                         (60,000)               --
       Deferred taxes benefit                                                             --          (884,000)
       Extraordinary gain on equity investment in joint venture, net of tax               --        (1,311,000)
       Deferred compensation                                                        (245,000)           67,000
       Stock-based compensation                                                      594,000           389,000
       Increase (decrease)  in accounts receivable reserves                          215,000           (42,000)
       Decrease in inventory reserves                                               (103,000)         (134,000)
       Changes in assets and liabilities:
         Restricted cash                                                             230,000          (122,000)
         Accounts receivable                                                      (4,749,000)       (7,558,000)
         Inventories                                                              (4,238,000)      (13,423,000)
         Deferred cost of goods sold                                             (10,744,000)         (638,000)
         Deposits, prepaid expenses and other current assets                         958,000        (2,196,000)
         Accounts payable, accrued liabilities and other liabilities               4,158,000         5,721,000
         Deposit - related party                                                       4,000           (67,000)
         Advances on contracts in progress                                        15,123,000        15,980,000
                                                                                ------------      ------------
           Net cash provided by (used in) operating activities                     2,695,000        (6,169,000)
                                                                                ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                                       --         5,000,000
   Proceeds from sale of trademark                                                        --         2,707,000
   Proceeds from sale of asset                                                        61,000                --
   Purchase of property and equipment                                             (1,385,000)         (822,000)
   Increase in intangible and other assets                                           (94,000)         (107,000)
                                                                                ------------      ------------
           Net cash (used in) provided by investing activities                    (1,418,000)        6,778,000
                                                                                ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties                (486,000)         (734,000)
   Borrowings from (principal payments on) equipment line of credit, net            (875,000)        3,209,000
   Proceeds from exercise of stock options                                            21,000           184,000
                                                                                ------------      ------------
           Net cash (used in) provided by financing activities                    (1,340,000)        2,659,000
                                                                                ------------      ------------

Net (decrease) increase in cash and cash equivalents                                 (63,000)        3,268,000
Cash and cash equivalents, beginning of period                                     2,372,000         1,536,000
                                                                                ------------      ------------
Cash and cash equivalents, end of period                                        $  2,309,000      $  4,804,000
                                                                                ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest received                                                            $     12,000      $     58,000
                                                                                ============      ============
   Interest paid                                                                $    161,000      $     74,000
                                                                                ============      ============
   Interest paid - related party                                                $      8,000      $     64,000
                                                                                ============      ============
   Income taxes paid                                                            $         --      $      7,000
                                                                                ============      ============

                       See accompanying notes to unaudited
                  condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2008 AND 2007


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

         The Company has been in the solar business for over 30 years and has been active in research and development in the solar space, with over $100 million of research and development conducted which has led to over 60 patents granted to date, as well as cell and module production, having been a pioneer in the early development of solar technology. This expertise has provided the platform and expertise for the Company's manufacturing equipment.

         Operating results depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line. Export sales, which amounted to 60% of net sales and revenues for the quarter ended September 30, 2008, continue to constitute a significant portion of the Company's net sales and revenues.

         The Company has incurred significant operating losses in 2007 and 2006. Loss from operations, before gain on sales of trademarks,were $6.7 million and $8.3 million in 2007 and 2006, respectively. Income from operations for the nine months ended September 30, 2008 was $611,000. Previous losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $6.1 million and $5.4 million in 2007 and 2006, respectively. The Company has funded these cash losses from cash receipts of $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark to the joint venture in 2007 and $7.7 million from the sale of equity in 2006. For the nine months ended September 30, 2008, the cash gain (income from operations plus or minus non-cash adjustments) was $2,971,000. As of September 30, 2008, the Company had unrestricted cash and cash equivalents of $2.3 million compared to unrestricted cash and cash equivalents of $2.4 million as of December 31, 2007. While the Company has had positive cash flow from operations for the past four quarters, the Company has a net loss for the nine months ended September 30, 2008. While the Company has numerous options on how to fund these losses, including but not limited to sales of equity or the sale or license of assets and technology, just as it has done the past; however, there are no assurances that the Company would be able to sell equity or sell or license those assets on a timely basis and at appropriate values. The Company has developed several plans to mitigate cash losses primarily from increased revenues and, if required, potential cost reduction efforts and outside financing. As a result, the Company believes it has sufficient resources to continue as a going concern through at least September 30, 2009.

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

CUMULATIVE EFFECT OF ADJUSTMENTS ON ACCUMULATED DEFICIT

         The following table presents the cumulative effect of adjustments resulting from the reviews described above for the periods shown.

                                                     Year Ended   Quarter Ended
                                                    December 31,     March 31,
                                                        2007           2008
                                                    ------------   ------------
                                                            As Restated
                                                    ---------------------------

         Net loss as originally reported            $ (1,686,000)  $   (508,000)
         Adjustments related to:
             Revenue recognition                      (1,355,000)      (380,000)
             Cost of goods sold                        1,108,000        365,000
                                                    ------------   ------------
         Net adjustments                                (247,000)       (15,000)
                                                    ------------   ------------
         Net loss as restated                       $ (1,933,000)  $   (523,000)
                                                    ============   ============
         Cumulative effect to accumulated deficit   $    247,000   $    262,000
                                                    ============   ============

         The tables below set forth the effect of the adjustments as of December 31, 2007, as applicable:

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

         In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements as of that date.

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

4.       ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

         Net accounts receivable, trade consists of the following:

                                               September 30,     December 31,
                                                   2008              2007
                                                                 As Restated
                                               ------------      ------------
         Amounts billed                        $ 14,592,000      $ 11,142,000
         Retainage                                    8,000             8,000
         Accrued revenue                          2,244,000           945,000
                                               ------------      ------------
                                                 16,844,000        12,095,000
         Less: Allowance for sales returns
               and doubtful accounts               (445,000)         (230,000)
                                               ------------      ------------
         Net accounts receivable, trade        $ 16,399,000      $ 11,865,000
                                               ============      ============
         Advances on contracts in progress     $ 41,126,000      $ 26,003,000
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

         The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted and only in consultation with the appropriate business line manager. The Company has increased its allowances for doubtful accounts reserve for the quarter ended September 30, 2008, primarily as a result of a customer's failure to make timely facility availability payments related to a manufacturing agreement.

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


5.       INVENTORIES AND DEFERRED COSTS OF GOODS SOLD

         Inventories, net of $251,000 and $354,000 of reserves at September 30, 2008 and December 31, 2007, respectively, consist of the following at:

                                               September 30,     December 31,
                                                   2008              2007
                                                                 As Restated
                                               ------------      ------------
         Raw materials                         $  5,072,000      $  4,989,000
         Work in process                          6,851,000         4,663,000
         Finished goods                           3,977,000         1,918,000
                                               ------------      ------------
         Net Inventory                         $ 15,900,000      $ 11,570,000
                                               ============      ============
         Deferred cost of goods sold           $ 18,788,000      $  8,044,000
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


6.       INCOME (LOSS) PER SHARE

         The following table provides a reconciliation of the denominators of the Company's reported basic and diluted income (loss) per share computations for the periods ended:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                      -----------------------------     -----------------------------
                                                          2008             2007             2008             2007
                                                      ------------     ------------     ------------     ------------
Weighted average number of common and common
  equivalent shares outstanding - basic                  8,330,688        8,272,543        8,327,889        8,261,030
Add:  Net additional common shares upon assumed
  exercise of common stock options                          94,371           69,099               --               --
                                                      ------------     ------------     ------------     ------------
Adjusted weighted average number of common and
  common equivalents shares outstanding - diluted        8,425,059        8,341,642        8,327,889        8,261,030
                                                      ============     ============     ============     ============

         For the nine months ended September 30, 2008 and 2007, 541,677 and 505,453 shares of common stock related to stock options, respectively, were excluded from the calculation of dilutive shares because the inclusion of such shares would be anti-dilutive due to the Company's net loss position.

         In addition, for the three and nine months ended September 30, 2008, 64,500 and 39,500 shares, respectively, and for both the three and nine months ended September 30, 2007, 6,250 shares of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the periods.

7.       OPERATING SEGMENTS AND RELATED INFORMATION

         The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

                                                                                                        Total
                                                     Solar          Biomedical    Optoelectronics      Company
                                                  ------------     ------------     ------------     ------------
For the three months ended September 30, 2008
---------------------------------------------
Net sales and revenues                            $ 13,138,000     $  3,025,000     $  1,373,000     $ 17,536,000
Income (loss) from operations                     $  1,490,000     $   (139,000)    $   (828,000)    $    523,000

For the three months ended September 30, 2007
---------------------------------------------
Net sales and revenues                            $  6,208,000     $  2,594,000     $  1,043,000     $  9,845,000
Income (loss) from operations                     $  1,931,000     $   (362,000)    $   (926,000)    $    643,000

For the nine months ended September 30, 2008
--------------------------------------------
Net sales and revenues                            $ 36,078,000     $  8,691,000     $  4,190,000     $ 48,959,000
Income (loss) from operations                     $  2,930,000     $   (496,000)    $ (1,823,000)    $    611,000

For the nine months ended September 30, 2007
--------------------------------------------
Net sales and revenues                            $ 14,776,000     $  7,948,000     $  2,697,000     $ 25,421,000
Income (loss) from operations                     $    623,000     $ (1,088,000)    $ (2,492,000)    $ (2,957,000)

The following table shows net sales and revenues by geographic area (based on customer location):

                              Three Months Ended September 30,                     Nine Months Ended September 30,
                    --------------------------------------------------    --------------------------------------------------
                        2008           %           2007           %           2008           %           2007           %
                    ------------    -------    ------------    -------    ------------    -------    ------------    -------
United States       $  7,657,000         44%   $  4,023,000         41%   $ 19,659,000         40%   $ 12,135,000         48%
Europe/Africa          3,029,000         17       4,158,000         42      11,352,000         23       7,907,000         31
Asia                   6,616,000         38       1,462,000         15      17,363,000         36       4,884,000         19
Rest of the world        234,000          1         202,000          2         585,000          1         495,000          2
                    ------------               ------------               ------------               ------------
                    $ 17,536,000        100%   $  9,845,000        100%   $ 48,959,000        100%   $ 25,421,000        100%
                    ============               ============               ============               ============

         Revenues from contracts with United States government agencies for the three months ended September 30, 2008 and 2007 were approximately $2,473,000 and $287,000, or 14% and 3% of consolidated net sales and revenues, respectively.

         Revenues from contracts with United States government agencies for the nine months ended September 30, 2008 and 2007 were approximately $3,226,000 and $724,000, or 7% and 3% of consolidated net sales and revenues, respectively.

         Two customers accounted for approximately 22% and two customers accounted for approximately 37% of the Company's gross sales during the three months ended September 30, 2008 and 2007, respectively. One customer accounted for approximately 10% and one customer accounted for approximately 22% of the Company's gross sales during the nine months ended September 30, 2008 and 2007, respectively. Three customers represented 51% of trade account receivables at
September 30, 2008 and two customers represented 46% of trade account receivables at December 31, 2007.

8.       INTANGIBLE AND OTHER ASSETS

         Patents  amounted  to  $104,000,  net of  accumulated  amortization  of
$726,000, at September 30, 2008. Licenses amounted to $75,000, net of accumulated amortization of $250,000, at September 30, 2008. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents or licenses. For disclosure purposes, the table below includes future amortization expense for licenses and patents owned by the Company as well as $682,000 of estimated amortization expense on a five-year straight-line basis related to patents that remain pending as of the balance sheet date.

         Estimated amortization expense for the periods ending December 31, is as follows:

                                  Year            Amortization Expense
                       -----------------------    --------------------
                       2008 remaining 3 months           $53,000
                       2009                              187,000
                       2010                              181,000
                       2011                              175,000
                       2012 and beyond                   265,000
                                                  --------------------
                                                        $861,000
                                                  ====================

         Also included in other assets at September 30, 2008 are approximately $12,000 of unamortized expenses that were prepaid.


9.       AVAILABLE-FOR-SALE INVESTMENTS

         Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                               September 30,     December 31,
                                                   2008              2007
                                               ------------      ------------
         Equity investments                    $  1,206,000      $  1,411,000
         Government bonds                           216,000           303,000
         Cash and money market funds                 32,000            86,000
                                               ------------      ------------
                                               $  1,454,000      $  1,800,000
                                               ============      ============

         These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss. As of September 30, 2008, the unrealized loss on these marketable securities was $183,000 and as of December 31, 2007, the unrealized gain on these marketable securities was $62,000.

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

         The following table presents the financial instruments carried at fair value as of September 30, 2008 by FAS 157 valuation hierarchy (as defined above).
                                   Level 1     Level 2     Level 3      Total
                                 ----------  ----------  ----------  ----------
Available for sale investments   $  792,000  $  662,000          --  $1,454,000
Percent of total                        54%         46%          --        100%


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

         On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate (7.75% at September 30, 2008) and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance will be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.

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

         At September 30, 2008, the Company's outstanding borrowings from the Equipment Credit Facility amounted to $2,042,000 and there were no borrowings from the Revolving Credit Facility. The Company was in compliance with its covenants as of September 30, 2008.


11.      STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

         On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. Based on an analysis of the Company's historical data, for the three months ended September 30, 2008 and 2007, the Company applied 7% and 11% forfeiture rates, respectively, to stock options outstanding in determining its Statement 123(R) stock-based compensation expense which it believes are reasonable forfeiture estimates for the periods. The impact of Statement 123(R) on the Company's results of operations resulted in recognition of stock-based compensation expense of approximately $185,000 and $181,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $594,000 and $389,000 for the nine months ended September 30, 2008 and 2007, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                        Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                     -------------------------     -------------------------
                                                        2008           2007           2008           2007
                                                     ----------     ----------     ----------     ----------
Cost of contract research, services and licenses     $   12,000     $   12,000     $   39,000     $   31,000
Cost of goods sold                                       36,000         14,000        104,000         22,000
Selling, general and administrative                     137,000        155,000        451,000        336,000
                                                     ----------     ----------     ----------     ----------
      Total stock-based compensation                 $  185,000     $  181,000     $  594,000     $  389,000
                                                     ==========     ==========     ==========     ==========

         At September 30, 2008 the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the "1996 Plan") and the 2007 Stock Equity Plan (the "2007 Plan"). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006. Accordingly, future grants may be made only under the 2007 Plan.

         A summary of options outstanding under the 2007 Plan and 1996 Plan as of September 30, 2008 and changes during the nine-month period is as follows:

                                                                                    Average
                                                                  Weighted-        Remaining       Aggregate
                                                Number of          Average        Contractual      Intrinsic
                                                 Shares        Exercise Price    Life (Years)        Value
                                              ------------      ------------     ------------     ------------
Options Outstanding at December 31, 2007           495,177      $       7.10
Granted                                             70,500      $      12.06
Exercised                                           (9,500)     $       2.22
Cancelled/expired                                  (14,500)     $       9.49
                                              ------------      ------------
Options Outstanding at September 30, 2008          541,677      $       7.77             7.20     $  3,528,010
                                              ============      ============

Options Exercisable at September 30, 2008          295,037      $       6.72             6.22     $  2,231,051
                                              ============      ============

         The per-share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2008 was $5.68 and $6.97, respectively, and during the three and nine months ended September 30, 2007 was $6.08 and $6.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                     Expected        Risk-Free     Expected        Expected
           Year    Dividend Yield  Interest Rate  Option Life  Volatility Factor
         --------  --------------  -------------  -----------  -----------------
           2008          --            2.88%       4.5 years        71.2%

         The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

12.      COMPREHENSIVE LOSS

         Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                               --------------------------     --------------------------
                                               For the Three Months Ended     For the Nine Months Ended
                                                      September 30,                 September 30,
                                               --------------------------     --------------------------
                                                  2008            2007           2008            2007
                                               ----------      ----------     ----------      ----------
Net income (loss)                              $  445,000      $2,755,000     $ (347,000)     $ (856,000)
Other comprehensive income (loss):
   Unrealized gain (loss) on available for
   sale marketable securities, net of tax        (124,000)         20,000       (245,000)         67,000
                                               ----------      ----------     ----------      ----------
Total comprehensive income (loss)              $  321,000      $2,775,000     $ (592,000)     $ (789,000)
                                               ==========      ==========     ==========      ==========

ITEM 2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

         Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line. Export sales, which amounted to 60% of net sales and revenues for the nine months ended September 30, 2008, continue to constitute a significant portion of our net sales and revenues.

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

Results of Operations
---------------------

         The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                      ----------------------------    ----------------------------
                                                          2008            2007            2008            2007
                                                      ------------    ------------    ------------    ------------
Net sales and revenues                                      100%            100%            100%            100%
Cost of sales and revenues                                   66              86              69              85
                                                      ------------    ------------    ------------    ------------
    Gross profit                                             34              14              31              15
Selling, general and administrative expenses                 30              34              29              36
Internal research and development expenses                    1               1               1               1
                                                      ------------    ------------    ------------    ------------
Gain on sale of trademark                                     0              27               0              10
                                                      ------------    ------------    ------------    ------------
    Income (loss) from operations                             3               6               1             (12)
Other income (loss), net                                      0               0              (2)              0
                                                      ------------    ------------    ------------    ------------
    Income (loss) before income tax benefit                   3               6              (1)            (12)
Income tax benefit                                            0               9               0               3
                                                      ------------    ------------    ------------    ------------
    Net income (loss)                                         3              15              (1)             (9)
                                                      ============    ============    ============    ============
Extraordinary gain                                            0              13               0               5
                                                      ============    ============    ============    ============
    Net income (loss) after extraordinary gain                3%             28%             (1%)            (4%)
                                                      ============    ============    ============    ============

OVERALL

         Our total net sales and revenues for the nine months ended September 30, 2008 were $48,959,000 as compared to $25,421,000 for the nine months ended September 30, 2007, which represents an increase of $23,538,000 or 93%. The increase was primarily attributable to a $21,302,000 increase in solar sales and a $1,493,000 increase in optoelectronics sales.

SOLAR BUSINESS UNIT

         Sales in our solar business unit increased 144% during the nine months ended September 30, 2008 to $36,078,000 as compared to $14,776,000 in the nine months ended September 30, 2007. The increase is the result of shipments of solar equipment reflecting the overall increase in activity in the solar power industry. We have focused our sales and marketing efforts on establishing ourselves as one of the premier suppliers of equipment to the solar power industry for the manufacture of photovoltaic power modules.

BIOMEDICAL BUSINESS UNIT

         Revenues of our biomedical business unit increased 9% during the nine months ended September 30, 2008 to $8,691,000 as compared to $7,948,000 in the nine months ended September 30, 2007. The increase reflects increased revenues from our research and development contracts and orthopedics coatings services offset by reduced revenues from catheter products.

OPTOELECTRONICS BUSINESS UNIT

         Revenues in our optoelectronics business unit increased 55% to $4,190,000 during the nine months ended September 30, 2008 as compared to $2,697,000 in the nine months ended September 30, 2007. The increase reflects an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2007
------------------------

NET SALES AND REVENUES

         The following table categorizes our net sales and revenues for the periods presented:

                                                                  Three Months Ended
                                                                      September 30,                      Increase
                                                              -----------------------------     -----------------------------
                                                                  2008             2007              $                 %
                                                              ------------     ------------     ------------     ------------
         Sales of goods                                       $ 13,697,000     $  6,343,000     $  7,354,000          116%
         Contract research, services and license revenues        3,839,000        3,502,000          337,000           10%
                                                              ------------     ------------     ------------
           Net sales and revenues                             $ 17,536,000     $  9,845,000     $  7,691,000           78%
                                                              ============     ============     ============

         The 116% increase in sales of goods for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily due to an increase in solar equipment revenues and, to a lesser extent, an increase in catheter products sales. Solar equipment sales increased 141% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity. Sales of catheters increased approximately 7%.

         The 10% increase in contract research, services and license revenues for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily attributable to an increase in royalties, optoelectronics, research and development activities and in orthopedics, partially offset by $708,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in the fiscal third quarter of 2007. Revenue from royalties increased 412% in 2008 compared to 2007 as a result of an increase in royalties from Nisshinbo Industries, Inc. ("Nisshinbo") along with an acceleration of deferred royalty revenue related to the Development, Manufacturing and Sales Consortium Agreement (the "Nisshinbo Agreement") with Nisshinbo that is now scheduled to terminate in February 2009, as a result of early termination by Nisshinbo (see Liquidity and Capital Resources). Revenue from our optoelectronics processing services (Spire Semiconductor) increased 32% in 2008 compared to 2007 as a result of an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects. Revenues from our research and development activities increased 38% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 17% in 2008 as compared to 2007.

         The following table categorizes the our net sales and revenues for the periods presented:

                                                                   Nine Months Ended
                                                                      September 30,                      Increase
                                                              -----------------------------     -----------------------------
                                                                  2008             2007              $                 %
                                                              ------------     ------------     ------------     ------------
         Sales of goods                                       $ 38,202,000     $ 16,782,000     $ 21,420,000          128%
         Contract research, services and license revenues       10,757,000        8,639,000        2,118,000           25%
                                                              ------------     ------------     ------------
            Net sales and revenues                            $ 48,959,000     $ 25,421,000     $ 23,538,000           93%
                                                              ============     ============     ============

         The 128% increase in sales of goods for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a 6% decrease in catheter products sales. Solar equipment sales increased 159% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity.

         The 25% increase in contract research, services and license revenues for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily attributable to an increase in royalties, optoelectronics, research and development activities and in orthopedics, partially offset by $708,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in the fiscal third quarter of 2007. Revenue from royalties increased 171% in 2008 compared to 2007 as a result of an increase in royalties from Nisshinbo along with an acceleration of deferred royalty revenue related to the Nisshinbo Agreement that is now scheduled to terminate in February 2009, as a result of early termination by Nisshinbo (see Liquidity and Capital Resources). Revenue from our optoelectronics processing services (Spire Semiconductor) increased 55% in 2008 compared to 2007 as a result of an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects. Revenues from our research and development activities increased 66% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 8% in 2008 as compared to 2007.

COST OF SALES AND REVENUES

         The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                 Three Months Ended September 30,                     Increase
                                        --------------------------------------------------    -----------------------
                                            2008           %           2007           %            $             %
                                        ------------    -------    ------------    -------    ------------    -------
Cost of goods sold                      $  8,777,000      64%      $  6,062,000      96%      $  2,715,000      45%
Cost of contract research, services
   and licenses                            2,794,000      73%         2,363,000      67%           431,000      18%
                                        ------------               ------------               ------------
   Net cost of sales and revenues       $ 11,571,000      66%      $  8,425,000      86%      $  3,146,000      37%
                                        ============               ============               ============

         Cost of goods sold increased 45% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of the 116% increase in related revenues. As a percentage of sales, cost of goods sold was 64% of sales of goods in 2008 as compared to 96% of sales in 2007. This reduction in the percentage of sales in 2008 is due to a favorable product mix with improved margins along with better utilization of solar manufacturing overhead.

         Cost of contract research, services and licenses increased 18% for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of the 10% increase in related revenues and increased costs at our optoelectronics facility (Spire Semiconductor) along with increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue increased to 73% of revenues in 2008 from 67% in 2007, primarily due to favorable margin related to $708,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in the fiscal third quarter of 2007, partially offset by absorption of overhead costs improving margins in biomedical and optoelectronic services in 2008.

         Cost of sales and revenues also includes approximately $48,000 and $26,000 of stock-based compensation for the three months ending September 30, 2008 and 2007, respectively.

         The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                  Nine Months Ended September 30,                     Increase
                                        --------------------------------------------------    -----------------------
                                            2008           %           2007           %            $             %
                                        ------------    -------    ------------    -------    ------------    -------
Cost of goods sold                      $ 26,339,000      69%      $ 14,801,000      88%      $ 11,538,000      78%
Cost of contract research, services
   and licenses                            7,510,000      70%         6,813,000      79%           697,000      10%
                                        ------------               ------------               ------------
   Net cost of sales and revenues       $ 33,849,000      69%      $ 21,614,000      85%      $ 12,235,000      57%
                                        ============               ============               ============

         The $11,538,000 (78%) increase in cost of goods sold for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily due to increased costs within our solar equipment product line corresponding to the 159% increase in solar equipment sales. As a percentage of sales, cost of goods sold was 69% of sales of goods in 2008 as compared to 88% of sales in 2007. This reduction in the percentage of sales in 2008 is due to a favorable product mix with improved margins along with better utilization of solar manufacturing overhead.

         Cost of contract research, services and licenses increased 10% in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of the 25% increase in related revenues and increased costs at our optoelectronics facility (Spire Semiconductor) along with increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue decreased to 70% of revenues in 2008 from 79% in 2007, primarily due to absorption of overhead costs improving margins in biomedical and optoelectronic services in 2008, partially offset by favorable margin related to $708,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in the fiscal third quarter of 2007.

         Cost of sales and revenues also includes approximately $143,000 and $53,000 of stock-based compensation for the nine months ending September 30, 2008 and 2007, respectively.

OPERATING EXPENSES

         The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                 Three Months Ended September 30,                     Increase
                                        --------------------------------------------------    -----------------------
                                            2008           %           2007           %            $             %
                                        ------------    -------    ------------    -------    ------------    -------
Selling, general and administrative     $  5,242,000      30%      $  3,388,000      34%      $  1,854,000       55%
Internal research and development            200,000       1%            96,000       1%           104,000      108%
                                        ------------               ------------               ------------
   Operating expenses                   $  5,442,000      31%      $  3,484,000      35%      $  1,958,000       56%
                                        ============               ============               ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense increased 55% in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of an increase in marketing activities, professional services and higher head count and related employee costs to support our overall growth. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 30% of sales and revenues in 2008 as compared to 34% in 2007. The reduction was primarily due to the absorption of selling, general and administrative overhead costs by the 78% increase in sales and revenues.

         Operating expenses includes approximately $137,000 and $155,000 of stock-based compensation for the three months ending September 30, 2008 and 2007, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

         Internal research and development expense increased 108% in the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily as a result of our cost sharing contract with the National Renewable Energy Laboratory ("NREL") reducing 2007 costs. In addition, Spire Semiconductor had higher head count and related employee costs for the period. As a percentage of sales and revenue, however, internal research and development expenses remained at 1% for both periods.

         The following table categorizes the our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                  Nine Months Ended September 30,                     Increase
                                        --------------------------------------------------    -----------------------
                                            2008           %           2007           %            $             %
                                        ------------    -------    ------------    -------    ------------    -------
Selling, general and administrative     $ 14,017,000      29%      $  9,252,000      36%      $  4,765,000       52%
Internal research and development            482,000       1%           219,000       1%           263,000      120%
                                        ------------               ------------               ------------
   Operating expenses                   $ 14,499,000      30%      $  9,471,000      37%      $  5,028,000       53%
                                        ============               ============               ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense increased 52% in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of an increase in marketing activities, professional services, stock-based compensation, and higher head count and related employee costs to support our overall growth. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 29% of sales and revenues in 2008 as compared to 36% in 2007. The reduction was primarily due to the absorption of selling, general and administrative overhead costs by the 93% increase in sales and revenues.

         Operating expenses includes approximately $451,000 and $336,000 of stock-based compensation for the nine months ending September 30, 2008 and 2007, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

         Internal research and development expense increased 120% in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, primarily as a result of our cost sharing contract with the NREL reducing 2007 costs. In addition, Spire Semiconductor had higher head count and related employee costs for the period. As a percentage of sales and revenue, however, internal research and development expenses remained at 1% for both periods.

GAIN ON SALE OF TRADEMARK

         For the three and nine months ending September 30, 2007 we recorded a one-time gain of $2,707,000 on the sale of a trademark to Gloria Solar as part of a $4,000,000 PV module line and technology sale transaction.

OTHER INCOME (EXPENSE), NET

         We earned $1,000 and $5,000 of interest income for the three months ended September 30, 2008 and 2007, respectively. The decreased interest income is due to lower cash balances held by us during 2008 compared with 2007. We incurred interest expense of $50,000 and $88,000 for the three months ended September 30, 2008 and 2007, respectively. The decreased interest expense is due to the capital lease associated with the semiconductor foundry ending in May 2008, partially offset by higher interest payments in 2008 associated with the Equipment Credit Facility outstanding with Silicon Valley Bank. We recorded a $45,000 loss on equity investment in joint venture with Gloria Solar for the three months ended September 30, 2008. We had a currency exchange gain of approximately $16,000 and a currency exchange loss of less than $1,000 during the three months ended September 30, 2008 and 2007, respectively.

         We earned $12,000 and $58,000 of interest income for the nine months ended September 30, 2008 and 2007, respectively. The decreased interest income is due to lower cash balances held by us during 2008 compared with 2007. We incurred interest expense of $169,000 and $138,000 for the nine months ended September 30, 2008 and 2007, respectively. The increased interest expense is due to higher interest payments associated with the Equipment Credit Facility outstanding with Silicon Valley Bank compared with 2007 interest expenses primarily associated with interest incurred on capital leases associated with the semiconductor foundry. The capital leases ended in May 2008. We recorded a $409,000 loss on equity investment in joint venture with Gloria Solar for the nine months ended September 30, 2008. We had a currency exchange loss of approximately $392,000 and $14,000 during the nine months ended September 30, 2008 and 2007, respectively.

INCOME TAXES

         We did not record an income tax benefit for the three and nine months ended September 30, 2008. We recorded an income tax benefit of $884,000 for the three and nine months ended September 30, 2007, representing the reversal of the valuation allowance due to the expected utilization of net operating losses. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

EXTRAORDINARY GAIN ON INVESTMENT IN JOINT VENTURE

         For the three and nine months ending September 30, 2007 we recorded an extraordinary gain on investment in joint venture of $1,311,000, net of tax, based upon our 45% portion of tangible assets in the joint venture.

NET INCOME

         We reported a net income for the three months ended September 30, 2008 and 2007 of approximately $445,000 and $2,755,000, respectively. The net decrease in income of approximately $2,310,000 is primarily due to gains from the sale of assets to Gloria Solar, and the extraordinary gain on our equity investment in our joint venture with Gloria Solar in 2007 partially offset by the increase in sales and revenues and the improvement in gross margins in 2008.

         We reported a net loss for the nine months ended September 30, 2008 and 2007 of approximately $347,000 and $856,000, respectively. The net loss decreased approximately $509,000 primarily due to the increase in sales and revenues and the improvement in gross margins in 2008 partially offset by gains from the sale of assets to Gloria Solar, and the extraordinary gain on our equity investment in our joint venture with Gloria Solar in 2007.

Liquidity and Capital Resources
-------------------------------

                                      September 30,  December 31,       Increase/(Decrease)
                                          2008           2007            $              %
                                                     As Restated
                                       ----------     ----------     ----------     ----------
         Cash and cash equivalents     $2,309,000     $2,372,000     $  (63,000)           (3%)
         Working capital               $1,617,000     $2,587,000     $ (970,000)          (38%)
         -------------------------------------------------------------------------------------

         Cash and cash equivalents decreased due to cash used in investing and financing activities, partially offset by cash provided by operating activities. The overall reduction in working capital is due to an increase in current liabilities, partially offset by operating cash flow. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and proceeds from the sale of equity securities.

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

         On March 31, 2008, we entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide us with a credit line up to $5,000,000. Our obligations under the Equipment Credit Facility are secured by substantially all of our assets and advances under the Revolving Credit Facility are limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $2,500,000 if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, we agreed to pay to the Bank a collateral monitoring fee of $750 per month in the event we are in default of our covenants and agreed to the following additional terms: (i) $50,000 commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminate the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. The Revolving Credit Facility, if not sooner terminated in accordance with its terms, expires on March 30, 2009. In addition, on March 31, 2008 our existing Equipment Credit Facility was amended whereby the Bank granted a waiver for our defaults for not meeting our December 31, 2007 quarter liquidity and profit covenants and for not meeting our January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants as discussed below contained in the Revolving Credit Facility. Our interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent to the greater of Bank Prime plus one percent (1%) or seven percent (7%).

         On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate (7.75% at September 30, 2008) and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, our term loan balance will be factored in when calculating our borrowing base under the Revolving Credit Facility.

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

         At September 30, 2008, we had outstanding borrowings from the Equipment Credit Facility amounting to $2,042,000 and there were no borrowings from the Revolving Credit Facility. We were in compliance with our covenants as of September 30, 2008.

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

         There are no material commitments by us for capital expenditures. At September 30, 2008, our accumulated deficit was approximately $12,036,000, compared to accumulated deficit of approximately $11,689,000 as of December 31, 2007.

         We have an effective shelf registration statement on file with the Securities and Exchange Commission allowing us to sell up to $60 million of common stock. We believe it is prudent to maintain shelf registration capacity in order to facilitate future capital raising activities. To date there have been no issuances of common stock under this shelf registration statement. Due to the late filing of this Form 10-Q, we will not be able to use this shelf registration statement after we file our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

         We believe we have sufficient resources to finance our current operations for the foreseeable future from operating cash flow and working capital. We may, however, raise additional capital through the sale of equity or equity-related securities, under the shelf registration statement or otherwise, under appropriate circumstances. We may also sell or license our assets or technology.

         On August 29, 2008, we delivered to Principia Lightworks, Inc. ("Principia") a Notice of Breach and Pending Termination (the "Notice") of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the "Manufacturing Agreement"). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and, in addition was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make recent monthly facility availability payments, we have reserved $225,000 against Principia's accounts receivable balance. Subsequent to September 30, 2008, we have entered into a mutual standstill agreement with Principia until December 29, 2008. The purpose of the standstill is to give the parties the time to try to negotiate a business resolution of the issues and disputes between the parties. Also subsequent to September 30, 2008, we received an up-front payment of $75,000 from Principia to be applied against future services. Prior to December 29, 2008, the parties have agreed to hold a meeting where the status of opportunities will be assessed.

         On September 1, 2008, Nisshinbo Industries, Inc ("Nisshinbo") delivered a letter to us stating its intention to terminate the Development, Manufacturing, and Sales Consortium Agreement (the "Consortium Agreement") entered into between Nisshinbo and us on May 16, 2005. Pursuant to the Consortium Agreement, Nisshinbo provided its 180 day prior notice to terminate the Consortium Agreement effective as of February 28, 2009.

         Under the Consortium Agreement, Nisshinbo manufactured laminators for us and we received royalties based upon Nisshinbo sales to third parties. Under the terms of the Consortium Agreement, early termination by Nisshinbo for convenience entitles us to a termination penalty payment of approximately $5.8 million. Upon all payments being satisfied, we shall grant Nisshinbo a perpetual, royalty-free, non-exclusive license to our existing solar photovoltaic module manufacturing equipment methods of engineering, designing, manufacturing and other related methods that were in effect when we entered into the Consortium Agreement. We are in discussions with Nisshinbo on concluding the Consortium Agreement, including alternative manufacturing arrangements and technology license agreements concerning technology developed under the Consortium Agreement.

Foreign Currency Fluctuation
----------------------------

         We sell only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We received Japanese yen in exchange for the sale of a license to our solar technology. In addition, purchases made and royalties received under our Consortium Agreement with Nisshinbo are in Japanese yen. We have committed to purchase certain pieces of equipment from European vendors; these commitments are denominated in Euros. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk.

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

         On November 30, 2007, we entered into a new Lease Agreement (the "New Lease") with SPI-Trust, with respect to 144,230 square feet of space comprising the entire building in which we have occupied space since December 1, 1985. The term of the New Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. We have the right to extend the term of the New Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercises our right to extend the term of the New Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. We believe that the terms of the New Lease are commercially reasonable. Rent expense under the New Lease for the three and nine months ended September 30, 2008 was $505,000 and $1,514,000, respectively.

         In conjunction with our acquisition of Spire Semiconductor in May 2003, SPI-Trust purchased from Stratos Lightwave, Inc. (Spire Semiconductor's former owner) the building that Spire Semiconductor occupies in Hudson, New Hampshire for $3.7 million. Subsequently, we entered into a lease for the building (90,000 square feet) with SPI-Trust whereby we agreed to pay $4.1 million to the SPI-Trust over an initial five-year term expiring in May 2008 with an option for us to extend for five years. In addition to the rent payments, the lease obligated us to keep on deposit with SPI-Trust the equivalent of three months rent. The lease agreement did not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. This lease was classified as a related party capital lease and a summary of payments (including interest) follows:

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
                                           -----------
                                           $ 4,140,000
                                           ===========

         Upon the expiration of the lease in May 2008, we did not exercise our option to extend the lease for an additional 5 years. On May 20, 2008, we agreed with SPI-Trust to continue the current lease, under the current terms and conditions on a month-to-month basis for a maximum of three (3) months beyond the current term.

         On August 29, 2008, we entered into a new Lease Agreement (the "Hudson Lease") with SPI-Trust, with respect to 90,000 square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300,000 as security for performance by us for our covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building by no later than February 28, 2009. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement did not provide for a transfer of ownership at any point. The Hudson Lease was classified as a related party operating lease. Rent expense under the Hudson Lease for the three and nine months ended September 30, 2008 was $111,000.

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

         We utilize a distributor network to market and sell our hemodialysis catheters domestically. We generally recognizes revenue when the catheters are shipped to our distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on our history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the three months ended September 30, 2008, is as follows:

                                          Rebates        Returns       Total
                                         ---------      ---------     ---------
         Balance - June 30, 2008         $  96,000      $   9,000     $ 105,000
            Provision                      175,000          1,000       176,000
            Utilization                   (153,000)            --      (153,000)
                                         ---------      ---------     ---------
         Balance - September 30, 2008    $ 118,000      $  10,000     $ 128,000
                                         =========      =========     =========

         o Credits for rebates are recorded in the month of the actual sale.
         o Credits for returns are processed when we receive the actual returned merchandise.
         o Substantially all rebates and returns are processed no later than three months after our original shipment.

         The reserve percentage of inventory held by distributors over the past quarters has increased to approximately 12.9% at September 30, 2008, when compared to 8% at December 31, 2007. We perform various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual quarterly reserve utilization has approximated the amount provided. The total inventory held by distributors was approximately $988,000 at September 30, 2008.

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

STOCK-BASED COMPENSATION

         On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), Share-Based Payment ("Statement 123(R)") using the modified prospective method. In accordance with the modified prospective method, we have not restated our consolidated financial statements for prior periods. Under this transition method, stock-based compensation expense includes stock-based compensation expense for all of our stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Stock-based compensation expense for all stock-based compensation awards granted on or after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). The impact of Statement 123(R) on our results of operations resulted in recognition of stock compensation expense of approximately $185,000 and $181,000 for the three months ended September 30, 2008 and 2007, respectively. Stock compensation expense was $594,000 and $389,000 for the nine months ended September 30, 2008 and 2007, respectively.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

         The following table summarizes our gross contractual obligations at September 30, 2008 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                Payments Due by Period
                                       ---------------------------------------------------------------------------
                                                        Less than         2 - 3           4 - 5         More Than
     Contractual Obligations              Total           1 Year          Years           Years          5 Years
-----------------------------------    -----------     -----------     -----------     -----------     -----------
Equipment Credit Facility (SVB)        $ 2,189,000     $ 1,285,000     $   904,000              --              --

Revolving Credit Facility (SVB)                 --              --              --              --              --

Purchase obligations                   $24,035,000     $24,035,000              --              --              --

Capital leases:
  Related party capital lease                   --              --              --              --              --

Operating leases:
  Unrelated party operating leases     $   307,000     $   142,000     $   165,000              --              --
  Related party operating leases       $17,792,000     $ 3,024,000     $ 6,574,000     $ 5,324,000     $ 2,870,000

         Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

         Capital lease and credit facility obligations outlined above include both the principal and interest components of these contractual obligations.

         Total foreign exchange gain for the quarter ended September 30, 2008 of approximately $16,000 is reflected in other income (expense), net in the accompanying unaudited condensed consolidated statement of operations.

         Outstanding letters of credit totaled approximately $161,000 at September 30, 2008. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required. These letters of credit expire through 2009 and are 100% secured by cash.


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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, September 30, 2008.

         Based on its evaluation, and taking into consideration the material weaknesses in internal control over financial reporting referenced below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

         Except as described below, there have been no changes during our fiscal quarter ended September 30, 2008 in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Management is actively addressing the above noted material weaknesses and other operational, financial and internal control remediation efforts are also underway. New policies and procedures have been created and existing policies and procedures are being reviewed and have been modified as part of our documentation and testing of internal control over financial reporting. Management believes these new internal control policies and procedures, when fully implemented, along with the training of key personnel and testing of these key controls will be effective in remediating these material weaknesses.

         In February 2008, we hired a Director of Financial Reporting who has the primary responsibility for the financial close and reporting process and our internal control and monitoring environment related to financial reporting. In July 2008, we hired a Senior Financial Analyst, who is actively involved in the financial close and reporting process and assisting us in our remediation efforts.

         We have implemented new IT policies and procedures to address user access, back-up and business continuity and have made progress in addressing these deficiencies. We have implemented new inventory, financial close and revenue recognition procedures and progress was made in addressing the controls over IT and Inventory and our financial reporting process.

         Further, we have hired an outside consulting firm to assist us in our Sarbanes-Oxley control rationalization, 2008 testing and remediation efforts. Initial testing of controls was performed in the third quarter and additional testing and remediation (as needed) will be performed in the fourth quarter.

         As a non-accelerated filer, our management will perform an evaluation of our internal control over financial reporting at the end of the year; however, our independent registered public accounting firm is not required to issue an opinion on the design or effectiveness on our internal control over financial reporting for the 2008 fiscal year.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., our wholly owned subsidiary, alleging patent infringement by us. The complaint claimed one of our catheter products induced and contributed to infringement when medical professionals inserted it. We responded to the complaint denying all allegations and filed certain counterclaims. We also filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office ("USPTO"). On August 4, 2006, the Court granted our motion and dismissed this lawsuit without prejudice. Plaintiffs applied to revive the applicable patent, which application was granted by the USPTO later in August 2006. Plaintiffs refiled their lawsuit against us on August 31, 2006. We have filed our answer and resumed our defense. We have filed summary judgment motions with the Court and a hearing was held on November 12, 2008. Following this hearing, the Judge ordered discovery reopened on the issue of possible inequitable conduct by the Plaintiff, Arrow International, Inc. Based on information presently available to us, we believe we have meritorious legal defenses with respect to this action. If we are unsuccessful in our defenses, a portion of our product line may be enjoined or we may need to redesign certain products to avoid future infringement. However, if the plaintiff's patent is found valid and infringed, the parties have already agreed to a stipulated calculation of damages based on a pre-specified royalty rate.


ITEM 1A. RISK FACTORS

         There have been no material  changes in the Risk  Factors  described in
Part I, Item 1A ("Risk Factors") of our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following:.

DISPUTES IN THE CAPITAL AND CREDIT MARKETS RELATED TO THE CURRENT NATIONAL AND WORLD-WIDE FINANCIAL CRISIS, WHICH MAY CONTINUE OR INTENSIFY, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION, OR THOSE OF OUR CUSTOMERS OR SUPPLIERS.

         The current disruptions in the capital and credit markets may continue indefinitely or intensify, and adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. These disruptions could adversely affect our ability to draw on our bank credit facilities. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rates. These same conditions and disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.


WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ GLOBAL MARKET, WHICH WOULD ADVERSELY AFFECT THE PRICE AND LIQUIDITY OF OUR COMMON STOCK.

         Our stock is currently listed on the Nasdaq Global Market. Because we do not have a minimum of stockholders' equity of $10,000,000 required under Standard No. 1 for continued listing on the Nasdaq Global Market, we have relied on Standard No. 2 for continued listing, which requires, among other things, that the value of our listed securities exceed $50,000,000. In order to remain in compliance with Standard No. 2, the market value of our listed securities cannot fall below $50,000,000 for ten consecutive trading days. However, since November 13, 2008, the market value of our listed securities has been below $50,000,000 (for a total of 7 consecutive trading days). If the market value of our listed securities remains below $50,000,000 for ten consecutive trading days, we will receive a deficiency notice from Nasdaq. Following receipt of a deficiency notice, we expect we would have 30 calendar days to regain compliance by having the market value of our listed securities exceed $50,000,000 for at least 10 consecutive trading days. If we were to fail to meet the minimum market value standard for at least 10 consecutive trading days during the 30-day period, our common stock could be delisted. Even if we are able to comply with the minimum market value requirement, there is no assurance that in the future we will continue to satisfy Nasdaq listing requirements, with the result that our common stock may be delisted. For example, on November 20, 2008, we received a deficiency notice from Nasdaq indicating that, because we failed to timely file our Form 10-Q for the quarter ended September 30, 2008, we were no longer in compliance with the continued listing requirements set forth in Nasdaq Marketplace Rule 4310(c)(14). While we believe that, with the filing of this Form 10-Q, we have regained compliance with Nasdaq Marketplace Rule 4310(c)(14), we may fail to comply with this rule and other continued listing requirements in the future. If we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq Global Market, there could be a number of negative implications, including reduced liquidity in the common stock as a result of the loss of market efficiencies associated with the Nasdaq Global Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         On November 20, 2008, we received a deficiency notice from the Nasdaq Stock Market ("Nasdaq") indicating that, because we failed to timely file our Form 10-Q for the quarter ended September 30, 2008 (the "Form 10-Q"), we were no longer in compliance with the continued listing requirements set forth in Nasdaq Marketplace Rule 4310(c)(14). The Nasdaq letter advised that, pursuant to Nasdaq rules, we have 60 calendar days to submit a plan to regain compliance. Following review of such plan, Nasdaq staff can grant us an exception, up to 180 calendar days from the due date of the Form 10-Q, or until May 18, 2009, to regain compliance. We believe, however, that, with the filing of this Form 10-Q, we have regained compliance with Nasdaq Marketplace Rule 4310(c)(14) and, accordingly, will not have to submit a plan to regain compliance to Nasdaq with respect to this matter.


ITEM 6.  EXHIBITS

         10(ae) Lease Agreement, dated September 1, 2008, between Roger G.
                Little, Trustee of SPI-Trust, and Spire Corporation, incorporated by reference to Exhibit 10(ae) to the Company's Form 8-K filed with the SEC on August 29, 2008.

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



Dated:   November 24, 2008             By: /s/ Christian Dufresne
                                           ------------------------------
                                           Christian Dufresne, Ph. D.
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX




Exhibit                            Description
-------                            -----------

10(ae) Lease Agreement, dated September 1, 2008, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation, incorporated by reference to Exhibit 10(ae) to the Company's Form 8-K filed with the SEC on August 29, 2008.

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