Form 10-K
period 2008-12-31
SPIRE CORP
filed 2009-03-31
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
           For the fiscal year ended December 31, 2008 or

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

     Large accelerated filer |_|                      Accelerated filer |_|

     Non-accelerated filer |_|                Smaller reporting company |X|
       (Do not check if a
     smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The Nasdaq Global Market on June 30, 2008: $62,903,000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Special Meeting in Lieu of 2009 Annual Meeting of Stockholders to be held on May 21, 2009, are incorporated by reference in Part III of this Form 10-K.
================================================================================

                                SPIRE CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2008

                                TABLE OF CONTENTS

PART I

Item 1.     Business .......................................................   1
Item 1A.    Risk Factors ...................................................   6
Item 1B.    Unresolved Staff Comments ......................................  14
Item 2.     Properties .....................................................  14
Item 3.     Legal Proceedings ..............................................  14
Item 4.     Submission of Matters to a Vote of Security Holders ............  15

PART II

Item 5.     Market for Registrants Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ..............  15
Item 6.     Selected Financial Data ........................................  15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................  15
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .....  28
Item 8.     Financial Statements ...........................................  29
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...........................................  55
Item 9A(T). Controls and Procedures ........................................  56
Item 9B.    Other Information ..............................................  58

PART III

Item 10.    Directors, Executive Officers and Corporate Governance .........  58
Item 11.    Executive Compensation .........................................  59
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters .....................  59
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence ...................................................  59
Item 14.    Principal Accounting Fees and Services .........................  59

PART IV

Item 15.    Exhibits, Financial Statement Schedules ........................  59

            Signatures .....................................................  63

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

ITEM 1.   BUSINESS
------------------

        Spire Corporation ("Spire" or the "Company") is a Massachusetts corporation incorporated in 1969. Our principal offices are located at One Patriots Park, Bedford, Massachusetts, and our phone number is (781) 275-6000. Our SEC filings are available through our website, www.spirecorp.com. Our common stock trades on the Nasdaq Global Market under the symbol "SPIR".

PRINCIPAL PRODUCTS AND SERVICES

Overview
--------

        Spire has been in the solar business for over 30 years, initially pioneering developments in solar cell technology. Currently, we develop, manufacture, and market customized turnkey solutions for the solar industry, including individual pieces of manufacturing equipment and full turnkey lines for cell and module production and testing. We have been continually active in research and development in the space, with over $100 million of R&D conducted and 35 issued patents. This expertise has provided the platform for development of our manufacturing equipment and turnkey lines. We have equipment deployed in approximately 50 countries and have among our customers some of the world's leading solar manufacturers including First Solar, BP Solar, Canadian Solar, Trina Solar Energy, Evergreen and Solaria Energia.

        As the solar market continues to expand, and photovoltaic cell and module manufacturers ramp production to meet increasing demand, they require more turnkey equipment to produce additional photovoltaic cells and modules. We believe that we are one of the world's leading suppliers of the manufacturing equipment and technology needed to produce solar photovoltaic power systems. Our individual manufacturing equipment products and our SPI-LINETM integrated turnkey cell and module production lines can be highly scaled, customized, and automated with high throughput. These systems are designed to meet the needs of a broad customer base ranging from manufacturers relying on mostly manual processes, to some of the largest photovoltaic manufacturing companies in the world. With nearly forty years since our incorporation and over thirty years in the solar market, we have been in a good position to capitalize on the market's growth. Our total sales and revenues for 2008 increased approximately 85% compared to 2007.

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

        In addition to our cell and module manufacturing solutions, our Spire Semiconductor subsidiary provides semiconductor foundry services and is currently developing triple-junction gallium arsenide ("GaAs") concentrator solar cells. This state-of-the-art semiconductor fabrication facility is the foundation of our solar cell process technology for silicon, polysilicon, thin-film, and GaAs concentrator cells. We also operate a small business line associated with advanced biomedical applications. The foundation for all of our business units is our industry-leading expertise in manufacturing, materials technologies and surface treatments; this proprietary knowledge enables us to further develop our offerings in each market we serve.

INDUSTRY OVERVIEW

        Solar power has become one of the fastest growing sources of renewable energy in recent years. Key factors driving the demand for solar power include rising fossil fuel prices, security concerns over the dependence of fossil fuel imports from areas of volatility, environmental concerns over the hazards associated with fossil fuel use, government incentive programs making solar power more cost competitive, and overall changes in consumer preference. As a result, businesses, governments, and consumers have become increasingly supportive of the development of alternative sources of energy, such as solar power. Historically, the largest markets for PV systems have been in Europe and Japan with manufacturing located primarily in Europe and Asia. However, industry analysts predict that the U.S. will be the fastest growing market over the next several years due to a number of factors including the extension of the Section 48 business and Section 25D residential investment tax credits through 2016, and the alternative energy focus of the American Recovery and Reinvestment Act
(ARRA).

PHOTOVOLTAIC MODULE MANUFACTURING OVERVIEW

        Several technologies have been developed to harness the sun's energy. Most prolific is the direct conversion of photons of light into electricity through the use of photovoltaic cells. Though various thin film photovoltaic materials are growing in popularity due low production costs, the majority of the photovoltaic market, roughly 85%, is composed of crystalline silicon. The popularity of silicon is largely based on its technological legacy, abundant raw material (silicate), and high conversion efficiency. Bottlenecks in silicon solar cell supply that existed prior to 2008 have now been relieved, and there is abundant supply for the industry.

        Crystalline solar cells and modules are produced in five basic stages:
(i) polysilicon production; (ii) ingot growth; (iii) ingot wafering; (iv) cell production; and (v) module assembly. The value chain begins with the processing of quartz sand to produce silicon. The resulting silicon is purified to solar grade polysilicon, which is then processed into ingots. The ingots are sliced into wafers, which are manufactured into solar cells through an etching, doping and coating process. The solar cells are combined into modules through another series of steps, which include testing, sorting and stringing the cells, transferring the strings onto glass, and laminating and framing the module for final assembly. Not all solar cell and module manufacturers participate in each stage of the production process. Some manufacturers are integrated across multiple stages while others specialize in one stage of the process.

PRODUCTS AND SERVICES

        Our core business is in the solar market, where we provide individual pieces of manufacturing equipment, turnkey cell and module lines, integrated cell supply, solar factory management services, and solar systems through our joint venture. Our solar business was responsible for over 75% of our revenues in 2008. We also operate smaller businesses in the semiconductor and biomedical device markets, both of which derived from our core expertise in solar cell fabrication

Spire Solar
-----------

        We believe that we are one of the world's leading suppliers of manufacturing equipment and technology needed to manufacture solar photovoltaic power systems. Our individual items of manufacturing equipment and our SPI-LINETM module production lines span the full photovoltaic module fabrication process, which currently include:

        o Sorting solar cells into performance groups
        o Assembling and soldering strings of cells interconnected with metal ribbons or "tabs"
        o Completing the module circuit by soldering bus ribbons to connect the strings together
        o Cutting polymer, fiberglass and back cover to length and assembling them with the glass and module circuit in preparation for encapsulation
        o Laminating the module assembly and curing the encapsulating polymer
        o Final assembly, including edge trimming, installing an edge gasket and frame, and attaching a junction box
        o Performing a high voltage isolation test to guarantee safe voltage isolation between the cell circuit and the module frame

        o Electrically testing the module performance by measuring a current-voltage curve under simulated sunlight

        The fabrication of photovoltaic modules uses solar cells and module materials as input and produces functional photovoltaic modules, ready for use. We provide the necessary equipment and training for implementing these process steps for individual equipment items and for fully integrated production lines.

        Our primary customers have been new entrants in the solar PV market. These entrants are primarily local manufacturers that are encouraged to produce PV modules by governmental incentive programs. We offer a turnkey solution with enabling technology to allow these companies to quickly enter into the market, or to expand existing capacity, within one year of their initial investment decision. We also sell individual equipment to existing silicon module manufacturers as well as certain pieces of our module equipment to "thin film" manufacturers, specifically lamination and testing equipment. We provide full turnkey solar cell and wafer lines to customers to vertically integrate their manufacturing lines (for these production lines) by providing integration services using equipment purchased from third parties. We provide a customized proprietary cell line process technology solution along with our own proprietary process technology. We currently have three customers under contract to deliver 50MW of cell line production.

        On July 31, 2007, we entered into a contractual relationship with Gloria Solar Co., Ltd. ("Gloria Solar"), a leading cell and module manufacturer in Taiwan organized under the laws of the Republic of China (Taiwan). Under the agreement, we agreed to sell Gloria Solar certain assets pertaining to our solar systems business for $4 million. In addition, we agreed to form a joint venture for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture designs, sells and manages the installations of solar systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of the market (the "JV Systems Business"). Gloria Solar owns 55% of the joint venture and we own 45%. In connection with the formation of the joint venture, we contributed our solar photovoltaic system assets related to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project leads, certain registered trademarks, and employment relationships with staff members; Gloria Solar contributed $5 million in cash.

        In December 2008, we received a contract worth nearly $53 million from the Federal Prison Industries, Inc, otherwise known as UNICOR, to supply solar cells for the Spire-installed Turnkey Photovoltaic Module Factory located at the Federal Correctional Institution (FCI) in Otisville, New York. UNICOR is a wholly-owned government corporation that is authorized to operate industries in federal correctional institutions and disciplinary barracks throughout the United States. The Spire-supplied turnkey module line at FCI Otisville is to be operated by inmates who will be trained to find employment in the rapidly growing United States solar industry. Modules manufactured at FCI Otisville will be sold for government installations. Successful performance of the factory may lead to similar factories at other UNICOR locations.

Spire Semiconductor
-------------------

        Spire Semiconductor operates a state-of-the-art semiconductor foundry and fabrication facility in Hudson, New Hampshire, equipped with advanced and sophisticated metal-organic chemical vapor deposition ("MOCVD") reactors and fabrication equipment. Our fabrication facility has been designed with flexibility to engage in quick-turn research and prototyping, as well as for economical full-rate volume production services.

        Spire Semiconductor offers double- and triple-junction gallium arsenide
(GaAs) solar cells and has recently been awarded a contract by the Department of Energy's National Renewable Energy Laboratory (NREL) for a $3.7 million, 20% cost share program to develop a 40%+ conversion efficiency solar cell design. GaAs concentrator cells represent a significant market opportunity and, as one of the pioneers in GaAs fabrication, we have the expertise to provide customers with turnkey cell products. We currently have capacity for 25 MW of high efficiency solar cell production with opportunities to expand. We also have capabilities for fabricating thermo-photovoltaic ("TPV") cells.

Spire Biomedical
----------------

        Through our Spire Biomedical subsidiary, we provide advanced medical device surface treatment processes for performance improvement of orthopedic and cardiovascular devices, enhancing properties such as wear resistance, infection resistance and thromboresistance. Additionally, we offer a wide range of high performance vascular access catheters for hemodialysis treatment in patients with chronic kidney disease, including advanced catheters coated with heparin to minimize thrombus and fibrin sheath accumulation. As previously announced, we are currently evaluating strategic alternatives for our catheter product line to further focus our resources on our solar business.

PRINCIPAL DISTRIBUTION METHODS

        Our products and services are sold primarily by our direct, internal sales staff with four notable exceptions: (i) in certain offshore markets, we utilize independent sales representatives to aid our sales efforts to sell our solar equipment, (ii) our hemodialysis catheter products are sold via independent distributors, and (iii) proposals for sponsored research and development work are prepared by our scientists and researchers.

PHYSICIAN RELATIONSHIPS

        We have engaged certain physicians to serve as consultants to us. These physicians enter into written contracts that specify their duties and compensation for periods of one or more years. The compensation for these consultants is the result of arm's length negotiations and generally depends upon competitive factors in the local market, the physician's professional qualifications and the specific duties and responsibilities of the physician.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

        Principal raw materials purchased by us include polymer extrusions, molded plastic parts, silicon photovoltaic cells, compound semiconductor wafer substrates, high purity industrial gases, custom metal welded structures, fasteners, position sensors, electrical motors, electrical power conditioning inverters, and electrical controls. All of these items are available from several suppliers and we generally rely on more than one supplier for each item. Up until the third quarter of 2008, there has been a multi-year shortage in semiconductor grade silicon leading to huge increases in the spot market price. However, at the end of 2008 new capacity has been added and further capacity is expected to come online in 2009 given that the spot market is expected to remain above production costs for 2009. This has as resulted in a significant reduction in the cost of crystalline silicon based material. If poly-silicon production scheduled to come on line is delayed or scaled back there is potential for a new shortage which would cause users of our equipment to either scale back or delay their expansion plans.

SOURCES AND AVAILABILITY OF MANUFACTURING SERVICES

        We employ an outsourcing-model supply chain in our biomedical products business by which certain manufacturing services, such as polymer extrusion, assembly, packaging and sterilization, are obtained from third party contractors. We have identified multiple potential sources for the services we require; however, certain elements of the supply chain currently involve only one qualified contractor. As sales volume expands, we plan to reassess our supply chain to eliminate potential "bottlenecks" and reduce dependence on sole-source, single site contract services.

KEY LICENSES AND PATENTS, GOVERNMENT RIGHTS TO INTELLECTUAL PROPERTY

        Through over 30 years of research and development, we have accumulated extensive scientific and technological expertise. We protect our technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. We also seek and enforce patents as appropriate. We currently have 33 issued United States patents, three of which are jointly owned, two foreign patents, 26 patents pending in the United States, and eight foreign patents pending, all of which cover elements of our materials and processing technologies.

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

GOVERNMENT REGULATION OF CONTRACTS

        Our United States government contracts are subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of our business, as well as to work performed for us by any subcontractors. We believe that we have put in place systems and personnel to ensure compliance with all such federal regulations and oversight requirements. All contracts with United States government agencies have been audited by the government through December 2006. We have not incurred substantial losses as a result of these incurred cost audits.

RESEARCH AND DEVELOPMENT

        Our policy is to support as much of our research and development as possible through government contract funding, which we recognize as revenue. Revenues from our research and development contracts and Natural Renewable Energy Laboratory ("NREL") funded by the United States government, and their percent of consolidated net sales and revenues were $1,709,000, or 2%, and $1,303,000, or 4%, for the years ended December 31, 2008 and 2007, respectively.

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

        Our internally funded research and development expenditures were $803,000 and $313,000 for the years ended December 31, 2008 and 2007, respectively.

CUSTOMERS AND MARKETS

        We did not have any customers that accounted for more than 10% of our consolidated net sales and revenues during the year ended December 31, 2008. One customer accounted for more than 10% of our consolidated net sales and revenues in 2007 (approximately 15%).

        Our export sales, which amounted to 56% and 47% of net sales and revenues for 2008 and 2007, respectively, continue to constitute a significant portion of our net sales and revenues. Over 90% of export sales in 2008 and 2007 were to solar equipment customers with the remainder to biomedical and optoelectronic related customers.

        The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

                                   2008          %           2007          %
                              ----------------------    ----------------------

          United States       $  30,377,000       44%   $  19,714,000       53%
          Europe/N. Africa       14,665,000       22%       9,129,000       25%
          Asia                   22,782,000       33%       7,643,000       21%
          Rest of the world         828,000        1%         582,000        1%
                              -------------   ------    -------------   ------
                              $  68,652,000      100%   $  37,068,000      100%
                              -------------   ------    -------------   ------

ENVIRONMENTAL QUALITY

        Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or its competitive position. Currently there are no lawsuits related to the environment or material administrative proceedings pending against us.

EMPLOYEES

        At December 31, 2008, we had approximately 229 employees, of whom 217 worked full time. Our year end head count included 154 employees in manufacturing operations, 6 employees in research and development, and 69 employees in sales, general and administrative. We also employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

ITEM 1A.  RISK FACTORS
----------------------

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

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS, BEFORE THE SALE OF CERTAIN TECHNOLOGY LICENSES AND GAIN ON TERMINATION OF CONTRACT, AND WE EXPECT THAT OUR OPERATING RESULTS WILL FLUCTUATE IN THE FUTURE.

        We have experienced losses from operations before non-recurring gains in each of the past two fiscal years. These losses have contributed to an accumulated deficit of approximately $6.9 million as of December 31, 2008. Our revenues have not been sufficient to cover our operating expenses, and we anticipate that we may sustain future losses from operations if revenues do not increase. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

        If we are unable to reach and sustain profitability from our operations, we risk depleting our working capital balances and our business may not continue as a going concern. Even if we are profitable, we may require additional working capital to meet expected growth. Although future sales of assets or technology licenses may be pursued, such sales cannot be assured. In addition, we may need to raise additional capital, or arrange other sources of funds, in order to sustain our operations. There can be no assurance that we will be able to raise such funds if they are required. Even if new financing were available, it may not be on commercially reasonable terms or terms that are acceptable to us.

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

        o We have made a substantial investment in equipment at Spire Semiconductor in anticipation of future revenues under its agreement with Principia Lightworks. Subsequent to December 31, 2008, the parties have terminated this agreement by mutual consent. Spire Semiconductor is planning to redirect the use of equipment to manufacture solar concentrator cells. If we are not successful in manufacturing solar concentrator cells, we will have significant unutilized capacity and may not recover our investment in the equipment.

DISRUPTIONS IN THE CAPITAL AND CREDIT MARKETS RELATED TO THE CURRENT NATIONAL AND WORLD-WIDE FINANCIAL CRISIS, WHICH MAY CONTINUE OR INTENSIFY, COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, CASH FLOWS AND FINANCIAL CONDITION, OR THOSE OF OUR CUSTOMERS OR SUPPLIERS.

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

        We did not have any customers that accounted for more than 10% of consolidated net sales and revenues during the year ended December 31, 2008. One customer accounted for more than 10% of consolidated net sales and revenues in 2007 (approximately 15%). In addition, we have had such customers in other years and may have them again in the future. If an unfavorable development were to occur with respect to any significant customer it would likely have a material adverse affect on our business, financial condition, operating results, cash flows and future prospects.

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

IF WE ARE NOT SUCCESSFUL IN PROTECTING OUR INTELLECTUAL PROPERTY RIGHTS, OUR ABILITY TO COMPETE MAY BE HARMED.

        We rely on a combination of patent, copyright, trademark and trade secret protections as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 41 United States patents, one of which is jointly owned, and have a number of pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure that:

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

        From time to time we may be subject to lawsuits by other parties seeking to enforce their intellectual property rights. Any litigation could result in the expenditure of significant financial resources and the diversion of management's time and resources. In addition, litigation in which we are accused of infringement may have an impact on prospective customers, cause product delays, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, we may be forced to stop selling current products or abandon new products under development and we could be exposed to legal actions by our customers.

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

OUR INTERNATIONAL SALES SUBJECT US TO RISKS THAT COULD ADVERSELY AFFECT OUR REVENUE AND OPERATING RESULTS.

        Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue (approximately 56% in 2008) and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales involve a variety of risks and uncertainties, including risks related to:

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

        The use of orthopedic and other medical devices may entail a risk of physical injury to patients. To the extent we have been involved in the design and manufacturing of these products, we may be exposed to potential product liability and other damage claims. Furthermore, the use of our photovoltaic module manufacturing equipment could result in operator injury. We have had cases brought against us in which it was alleged that we have been a party to the manufacture and sale of defective heart valves with other defendants. In the past, we have settled a case alleging that our catheter contributed to a patient's death in Ohio. No other claims of product liability or other damages have been initiated against us. We maintain product liability and umbrella insurance coverage; however, there can be no assurance that any product liability claim assessed against us would not exceed our insurance coverage, or that insurance coverage would continue to be available. While we typically obtain agreements of indemnity from manufacturers of biomedical products for which we provide manufacturing services, there can be no assurance that any such indemnity agreements will be enforceable or that such manufacturers will have adequate funds to meet their obligations under such agreements. The cost of defending a product liability, negligence or other action, and/or assessment of damages in excess of insurance coverage, could have a material adverse effect on our business, results of operations, or financial condition.

                          RISKS RELATED TO OUR COMPANY
                          ----------------------------

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NASDAQ GLOBAL MARKET, WHICH WOULD ADVERSELY AFFECT THE PRICE AND LIQUIDITY OF OUR COMMON STOCK.

        Our stock is currently listed on the Nasdaq Global Market. On December 1, 2008, we received a letter from The Nasdaq Stock Market ("Nasdaq") advising that for the prior ten (10) consecutive trading days, the market value of our listed securities was below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A) (the "Rule"). Nasdaq also noted that at the time we did not comply with Marketplace Rule 4450(b)(1)(B), which alternatively requires total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or two of the three most recently completed fiscal years. On March 3, 2009, we received a Staff Determination Letter from Nasdaq indicating that we have not regained compliance with the Rule as the market value of our common stock has remained below the minimum $50,000,000 required for continued inclusion on The Nasdaq Global Market. Accordingly, our common stock is subject to delisting from the Nasdaq Global Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The request for a hearing will stay the Staff Determination and, as a result, our common stock will remain listed on The Nasdaq Global Market until the Panel issues its decision after the hearing. There can be no assurance the Panel will grant our request for continued listing. However, we expect to regain compliance with alternative continued listing requirements upon the filing of this Annual Report on Form 10-K as we believe we now meet both (i) Marketplace Rule 4450(b)(1)(B), which alternatively requires total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or two of the three most recently completed fiscal years and (ii) Marketplace Rule 4450(a)(3), which alternatively requires stockholders' equity of at least $10,000,000. Even if we are able to regain compliance with the alternative continued listing requirements, there is no assurance that in the future we will continue to satisfy Nasdaq continued listing requirements. At various times in the past, we have received other deficiency notices from Nasdaq and have been able to regain compliance prior to delisting, but, as noted above, we cannot assure you that we will always be able to regain or maintain compliance with Nasdaq continued listing requirements.

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

THE MARKET PRICE FOR OUR COMMON STOCK HAS BEEN VOLATILE AND FUTURE VOLATILITY COULD CAUSE THE VALUE OF INVESTMENTS IN OUR COMPANY TO FLUCTUATE.

        Our stock price has experienced significant volatility. While our revenues have increased since 2000, we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

        o Overall economic conditions and general market volatility;
        o Changes in investment analysts' estimates of our revenues and operating results;
        o Our failure to meet investment analysts' performance expectations; and
        o Changes in market valuations of other companies in the alternative energy, semiconductor or biomedical industries.

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

        For any of these reasons or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and cash flow or profits derived from our ownership interest in the joint venture may be less than the cash flow or profits that could have been derived had we retained the transferred assets and continued to operate the JV Systems Business ourselves. Either party has the right, at any time upon certain material breaches by the other party of obligations under the joint venture documents, to acquire all of the breaching party's interest in the joint venture at 90% fair market value. In addition, in the event of a "change in control" of a member, the other members may purchase such member's interest in the joint venture at fair market value. Furthermore, our further participation in the business of the joint venture is restricted; until September 2010, we may not mass manufacture, market or sell solar cell modules with less than 575 watt capacity, and may do so thereafter only outside the United States.

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

        We are required to report on our assessment of the effectiveness of our internal control over financial reporting in this Annual Report on From 10-K. We have documented and tested our internal controls in 2008 and this effort involved substantial time and expense. We have identified material weaknesses, as discussed below, from our internal assessment and our independent registered public accounting firm has also identified items in its annual audit of our financial statements.

        Based on this evaluation, management concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2008: we did not have adequate staffing with the necessary knowledge, experience and training to ensure the completeness and accuracy of our financial statements. Additionally, our internal policies and procedures related to internal control over financial reporting were not effective. As a result of these material weaknesses, issues related to accounting for inventory, accruals, reserves, income taxes and revenues existed in our internal preliminary 2008 fiscal year consolidated financial statements and resulted in a restatement of 2007 and 2008 results. For more detailed information see "Item 9A(T). Controls and Procedures."

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

None.

ITEM 2.   PROPERTIES
--------------------

        Our corporate headquarters are located at One Patriots Park, Bedford, Massachusetts. This 144,230 square foot facility is leased and contains our administrative offices, sales and marketing offices, research and development facilities and the manufacturing facilities of our biomedical and solar equipment and systems businesses. The lease expires in November 2012. We lease an approximately 90,000 square foot facility located at 25 Sagamore Park Road, Hudson, New Hampshire that contains a semiconductor wafer growth and fabrication facility and administrative offices used primarily by our optoelectronics business unit including Spire Semiconductor. The lease expires in August 2015. We believe that our facilities are suitable for their present intended purposes and adequate for our current level of operations.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

        From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations.

        During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., our wholly owned subsidiary, alleging patent infringement by us. The complaint claimed one of our catheter products induced and contributed to infringement when medical professionals inserted it. We responded to the complaint denying all allegations and filed certain counterclaims. We also filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office ("USPTO"). On August 4, 2006, the Court granted our motion and dismissed this lawsuit without prejudice. Plaintiffs applied to revive the applicable patent, which application was granted by the USPTO later in August 2006. Plaintiffs refiled their lawsuit against us on August 31, 2006. We have filed our answer and resumed our defense. We have filed summary judgment motions with the Court and a hearing was held on November 12, 2008. Following this hearing, the Judge ordered discovery reopened on the issue of possible inequitable conduct by the plaintiff, Arrow International, Inc. Based on information presently available to us, we believe we have meritorious legal defenses with respect to this action. If we are unsuccessful in our defenses, a portion of our product line may be enjoined or we may need to redesign certain products to avoid future infringement. However, if the plaintiff's patent is found valid and infringed, the parties have already agreed to a stipulated calculation of damages based on a pre-specified nominal non-punitive royalty rate.

        We are not aware of any other current or pending legal proceedings to which we are or may be party that we believe could materially adversely affect our results of operations or financial condition or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

        No matters were submitted to a vote of our security holders in the fourth quarter of 2008.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

MARKET INFORMATION

        Our common stock is traded on the Nasdaq Global Market under the symbol "SPIR." The following chart sets forth the high and low bid prices for the common stock for the periods shown:

                                            High Bid          Low Bid
                                            --------          -------
               2008
               ----
               First Quarter                 $25.82           $ 10.36
               Second Quarter                 18.75              9.80
               Third Quarter                  14.48              8.80
               Fourth Quarter                 15.64              2.94

               2007
               ----
               First Quarter                 $11.84            $ 7.63
               Second Quarter                 11.19              8.61
               Third Quarter                  14.95              8.39
               Fourth Quarter                 26.78             11.33

        These prices do not reflect retail mark-ups, markdowns or commissions and may not reflect actual transactions. The closing price of the common stock on March 27, 2009 was $4.21, and on that date, there were 179 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

DIVIDENDS

        We did not pay any cash dividends during 2008 or 2007 and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, under our credit agreements with Silicon Valley Bank, we may not pay dividends on our common stock without the consent of the bank.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

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

        In the PV solar area, we develop, manufacture and market specialized equipment for the production of terrestrial photovoltaic modules from solar cells. Our equipment has been installed in approximately 200 factories in 50 countries.

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

        Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems. Export sales, which amounted to 56% of net sales and revenues for 2008, continue to constitute a significant portion of our net sales and revenues.

RESULTS OF OPERATIONS

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         2008           2007
                                                     ------------   ------------

        Net sales and revenues                           100%           100%
        Cost of sales and revenues                       (71)           (81)
                                                     ------------   ------------
            Gross profit                                  29             19
        Selling, general and administrative expenses     (29)           (36)
        Internal research and development expenses        (1)            (1)
        Gain on sales of trademark                         -              7
        Gain on termination of contract                   10              -
                                                     ------------   ------------
            Income (loss) from operations                  9            (11)
        Other expense, net                                (2)             -
                                                     ------------   ------------
            Income (loss) before income taxes              7            (11)
        Income tax (provision) benefit                     -              2
                                                     ------------   ------------
            Income (loss) before extraordinary gain        7             (9)
        Extraordinary gain, net of taxes                   -              4
                                                     ------------   ------------
            Net income (loss)                              7%            (5)%
                                                     ============   ============

OVERALL

        Our total net sales and revenues for the year ended December 31, 2008 ("2008") increased 85% to $68,652,000 as compared to $37,068,000 for the year ended December 31, 2007 ("2007"). The increase came primarily from our solar business unit, while our biomedical and optoelectronics business units achieved a small increase.

SOLAR BUSINESS UNIT

        Sales in our solar business unit increased 139% to $51,901,000 in 2008 as compared to $21,748,000 in 2007, primarily due to a 154% increase in solar equipment sales resulting from higher volume and a 388% increase in royalties offset by a 63% decrease in solar systems sales.

BIOMEDICAL BUSINESS UNIT

        Revenues of our biomedical business unit increased 5% to $11,643,000 in 2008 as compared to $11,106,000 in 2007, as a result of a 31% increase in revenue from research and development activities and 9% increase in biomedical services offset by a 10% decrease in revenue from our line of hemodialysis catheters.

OPTOELECTRONICS BUSINESS UNIT

        Sales in our optoelectronics business unit increased 21% in 2008 to $5,108,000 as compared to $4,214,000 in 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
---------------------------------------------------------------------

Net Sales and Revenues
----------------------

        The following table categorizes our net sales and revenues for the periods presented:

                                                Year Ended December 31,               Increase
                                             -----------------------------     -----------------------
                                                 2008             2007              $             %
                                             ------------     ------------     ------------     ------
          Sales of goods                     $ 54,024,000     $ 24,723,000     $ 29,301,000        119%
          Contract research, service and
              license revenues                 14,628,000       12,345,000        2,283,000         18%
                                             ------------     ------------     ------------
             Net sales and revenues          $ 68,652,000     $ 37,068,000     $ 31,584,000         85%
                                             ============     ============     ============

        The 119% increase in sales of goods for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to an increase in solar equipment revenues, partially offset by a 63% decrease in solar system sales and a 10% decrease in catheter products sales. Solar equipment sales increased 154% in 2008 as compared to 2007 primarily due to an overall increase in solar power industry activity.

        The 18% increase in contract research, services and license revenues for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily attributable to an increase in royalties, optoelectronics, research and development activities and in orthopedics, partially offset by $716,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in the 2007. Revenue from royalties increased 388% in 2008 compared to 2007 as a result of an increase in royalties from Nisshinbo Industries, Inc. ("Nisshinbo") along with an acceleration of deferred royalty revenue related to the Development, Manufacturing, and Sales Consortium Agreement (the "Consortium Agreement") with Nisshinbo that terminated in November 2008, as a result of early termination by Nisshinbo (see Note 16 and Note 17 for more information on the Consortium Agreement). Revenue from our optoelectronics processing services (Spire Semiconductor) increased 21% in 2008 compared to 2007 as a result of an overall increase in optoelectronics activities attributable to a shift in product mix to larger scale commercial orders compared with smaller sized research and development projects. Revenues from our research and development activities increased 31% in 2008 as compared to 2007 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 9% in 2008 as compared to 2007.

Cost of Sales and Revenues
--------------------------

        The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                    Years Ended December 31,                           Increase
                                      ----------------------------------------------------      -----------------------
                                          2008           %             2007           %              $             %
                                      ------------     ------      ------------     ------      ------------     ------
Cost of goods sold                    $ 38,501,000         71%     $ 20,826,000         84%     $ 17,675,000         85%
Cost of contract research,
   service and license revenues         10,003,000         68%        9,360,000         76%          643,000          7%
                                      ------------                 ------------                 ------------
   Net cost of sales and revenues     $ 48,504,000         71%     $ 30,186,000         81%     $ 18,318,000         61%
                                      ============                 ============                 ============

        The $17,675,000 (85%) increase in cost of goods sold for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to increased costs within our solar equipment product line corresponding to the 154% increase in solar equipment sales. As a percentage of sales, cost of goods sold was 71% of sales of goods in 2008 as compared to 84% of sales in 2007. This reduction in the percentage of sales in 2008 is due to a favorable product mix with improved margins along with better utilization of solar manufacturing overhead.

        Cost of contract research, services and licenses increased 7% for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as a result of the 18% increase in related revenues and increased costs at our optoelectronics facility (Spire Semiconductor) along with increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue decreased to 68% of revenues in 2008 from 76% in 2007, primarily due to absorption of overhead costs improving margins in biomedical and optoelectronic services in 2008, partially offset by favorable margin related to $716,000 in additional service revenue associated with the sale of technology services delivered to Gloria Solar in 2007.

        Cost of sales and revenues also includes approximately $180,000 and $93,000 of stock-based compensation in 2008 and 2007, respectively.

OPERATING EXPENSES

        The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

                                                    Years Ended December 31,                           Increase
                                      ----------------------------------------------------      -----------------------
                                          2008           %             2007           %              $             %
                                      ------------     ------      ------------     ------      ------------     ------
Selling, general and administrative   $ 19,612,000         29%     $ 13,226,000         36%     $  6,386,000         48%
Internal research and development          803,000          1%          313,000          1%          490,000        157%
                                      ------------                 ------------                 ------------
   Operating expenses                 $ 20,415,000         30%     $ 13,539,000         37%     $  6,876,000         51%
                                      ============                 ============                 ============

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expense increased 48% for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as a result of an increase in marketing activities, professional services, stock-based compensation, and higher head count and related employee costs to support our overall growth. In addition, commissions to our network of independent sales representatives related to sales of solar equipment were up due to increased sales and revenues. Selling, general and administrative expense decreased to 29% of sales and revenues in 2008 as compared to 36% in 2007. The reduction was primarily due to the absorption of selling, general and administrative overhead costs by the 85% increase in sales and revenues. Selling, general and administrative expense includes approximately $574,000 of stock-based compensation in 2008 versus $486,000 in 2007.

INTERNAL RESEARCH AND DEVELOPMENT EXPENSES

        Internal research and development expense increased 157% for the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as a result of our cost sharing contract with the NREL reducing 2007 costs. In addition, Spire Semiconductor had higher head count and related employee costs for 2008. As a percentage of sales and revenue, however, internal research and development expenses remained at 1% for both periods.

GAIN ON SALE OF TRADEMARK

        We sold Gloria Solar a PV module line operated by the our solar system business along with the transfer of technology and rights to mark the modules with our trademark to build, design and sell specialty BIPV and PV modules, in exchange for $4,000,000 in cash. This transaction closed on September 4, 2007. We believe the sale of the trademark and the other goods and services meets the criteria of Emerging Issues Task Force ("EITF") 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE ELEMENTS," paragraph 9(a), as each element has utility on a stand-alone basis. Further, Question 1 to SAB Topic 13A-3f was considered as guidance for determining if the trademark fee under the agreement should be recognized as a sale. As the trademark agreement has no term and is permanent in nature, the earnings process was complete; accordingly, we recognized a gain on the sale. We determined the fair value of the trademark sale, the PV module line and services based on a third party appraisal. As a result, a $2,735,000 gain was recognized on the sale of the trademark for the year ended December 31, 2007. We also recognized $715,000 in service revenue reflecting the delivery of PV technology designs to build PV modules. We have sold and will continue to sell this technology to other customers as part of our equipment business. As of December 31, 2007, the fair value of the undelivered goods and services was $550,000, which was in advances on contracts in progress and was later recognized in sales of goods in 2008. Gloria Solar has further contracted with us in 2007 and 2008 to purchase additional PV module equipment lines at market prices. We also provide Gloria Solar general and administrative services and provide space in our facility on a pass through basis.

GAIN ON TERMINATION OF CONTRACT

        On May 16, 2005, we entered into the global Consortium Agreement with Nisshinbo for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. On September 1, 2008, Nisshinbo delivered a letter to us stating its intention to terminate the Consortium Agreement entered into between Nisshinbo and us on May 16, 2005. Pursuant to the Consortium Agreement, Nisshinbo provided its 180 day prior notice to terminate the Consortium Agreement, effective as of February 28, 2009. However, on November 28, 2008, we signed a Separation and Novation Agreement (the "Separation Agreement") with Nisshinbo that, among other things, accelerated the termination of the Consortium Agreement and the payment by Nisshinbo to us of an early termination penalty in the amount of $6.8 million which was paid in December 2008. This penalty is recorded as a one-time gain on termination of contract for the year ended December 31, 2008. In addition, we received a final royalty payment of approximately $659,000 from Nisshinbo for outstanding equipment being built by Nisshinbo for its customer base. Under the Separation Agreement, the termination of the Consortium Agreement was effective as of November 30, 2008 (see Note 16 and Note 17 for more information on the Consortium Agreement and the Separation Agreement).

OTHER INCOME (EXPENSE), NET

        We earned $21,000 and $74,000 of interest income for the year ended December 31, 2008 and 2007, respectively. The decrease in earned interest relates to the decrease in interest rates during 2008 compared with 2007. We incurred interest expense of $233,000 and $225,000 for the year ended December 31, 2008 and 2007, respectively. The slight increase in interest expense is due to higher interest payments associated with the Equipment Credit Facility outstanding with Silicon Valley Bank in 2008 compared with 2007 interest expenses primarily associated with interest incurred on capital leases associated with the semiconductor foundry. The capital leases ended in May 2008.

        We recorded losses of $807,000 and $24,000 on the equity investment in the joint venture with Gloria Solar for the years ended December 31, 2008 and 2007, respectively. The $783,000 increase in loss on equity investment in joint venture for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is attributable to reporting only two months of losses in 2007, due to the formation of the joint venture on July 31, 2007, compared to twelve months reported in 2008. We report the ongoing financial results of the joint venture one quarter in arrears. The joint venture has experienced significant losses in 2008 due to its inability to generate revenue commensurable with operating expenses.

        We had currency exchange losses of approximately $430,000 and $14,000 during the years ended December 31, 2008 and 2007, respectively. The $416,000 increase in currency exchange losses for the year ended December 31, 2008 as compared to the year ended December 31, 2007 is primarily attributable to unfavorable changes in the Japanese Yen effecting inventory purchases in 2008.

INCOME TAXES

        We recorded a provision for income taxes of $270,000 for the year ended December 31, 2008. We recorded a benefit for income taxes of $877,000 related to income from continuing operations for year ended December 31, 2007, representing the tax benefit of the continuing operation loss that is offset by the extraordinary gain. A full valuation allowance has been provided against the deferred tax assets due to uncertainty regarding the realization of the net operating loss in the future. A valuation allowance was provided against the deferred tax assets generated in 2007 due to uncertainty regarding the realization of the net operating loss in the future. At December 31, 2008, we had gross deferred tax assets of $6,034,000, against which a valuation allowance of $5,030,000 had been applied. The remaining deferred tax assets have been offset against deferred tax liabilities.

EXTRAORDINARY GAIN ON INVESTMENT IN JOINT VENTURE AND EQUITY INVESTMENT IN JOINT VENTURE

        On July 31, 2007, we entered into contractual relationship with Gloria Solar pursuant to which (i) we sold Gloria Solar certain assets belonging to our solar systems business for $4,000,000 and (ii) we and Gloria Solar formed a joint venture named Gloria Spire Solar, LLC, for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar owns 55% of the joint venture and we own 45% of the joint venture. In connection with the formation of the joint venture, (i) we contributed to the joint venture assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar contributed $5,000,000 in cash. This transaction closed on September 4, 2007. Our initial investment was recorded at $2,288,000. As a result of applying the provisions of Accounting Principles Board ("APB") Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" to the differences between the fair value of the assets contributed and the cost basis on our books, we recorded an extraordinary gain of $1,301,000, net of tax benefit of $877,000 for the year ended December 31, 2007.

        We are accounting for our investment in the joint venture under the equity method, as we have significant influence over the investee; however, we lack significant control. We will be reporting the ongoing financial results of the joint venture one quarter in arrears. We recorded losses of $807,000 and $24,000 on the equity investment in joint venture for the years ended December 31, 2008 and 2007, respectively.

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

NET EARNINGS (LOSS)

        We reported a net income for the year ended December 31, 2008 of $4,775,000 and a net loss for the year ended December 31, 2007 of $1,933,000. The net increase in income of approximately $6,708,000 is primarily due to a one time termination fee of $6,761,000 and by the increase in sales and revenues and the improvement in gross margins in 2008 partially offset by gains from the sale of assets to Gloria Solar, and the extraordinary gain on our equity investment in our joint venture with Gloria Solar in 2007.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                 Increase (Decrease)
                                             December 31,     December 31,     -----------------------
                                                 2008             2007              $             %
                                             ------------     ------------     ------------     ------
          Cash and cash equivalents          $  5,971,000     $  2,372,000     $  3,599,000        152%
          Working capital                    $  6,835,000     $  2,587,000     $  4,248,000        164%

        Cash and cash equivalents increased due to cash provided by operating activities, partially offset by cash used in investing and financing activities. The overall increase in working capital is due to an increase in current assets, primarily cash and restricted cash, partially offset by an increase in advances on contracts in progress. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and proceeds from the sale of equity securities.

        There are no material commitments by us for capital expenditures. At December 31, 2008, our accumulated deficit was approximately $6,914,000, compared to accumulated deficit of approximately $11,689,000 as of December 31, 2007.

LOAN AGREEMENTS

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

        On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate (7.75% at December 31, 2008) and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, our term loan balance will be factored in when calculating our borrowing base under the Revolving Credit Facility.

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

        On March 31, 2009, the Bank extended the expiration of the Revolving Credit Facility under the same terms for an additional sixty days, to expire on May 29, 2009. The purpose of the extension is to allow both parties the time to negotiate an expansion of the credit limit contingent upon our qualifying for an Export-Import Bank loan guarantee.

        Our Equipment Credit Facility principal balance outstanding was $1,750,000 and $2,917,000 at December 31, 2008 and 2007, respectively. Our
Revolving Credit Facility principal balance outstanding was $1,500,000 at December 31, 2008. We were in compliance with our credit facility covenants as of December 31, 2008.

TERMINATION OF CONTRACTS

        On August 29, 2008, we delivered to Principia Lightworks, Inc. ("Principia") a Notice of Breach and Pending Termination (the "Notice") of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the "Manufacturing Agreement"). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and, in addition was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make recent monthly facility availability payments, we have reserved $225,000 against Principia's accounts receivable balance. We have entered into a mutual standstill agreement with Principia which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

        On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into a separation and novation agreement (the "Novation Agreement"). Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor will be released from its production requirements to Principia. Principia is released from paying its future facility availability payments due under the Manufacturing Agreement but will be required to pay outstanding facility availability payments of $300,000. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. Additionally, in the first quarter of 2009 we will accelerate the amortization of deferred revenue and will recognize $1.54 million in statement of operations related to the termination of the Manufacturing Agreement.

        On September 1, 2008, Nisshinbo delivered a letter to us stating its intention to terminate the Consortium Agreement entered into between Nisshinbo and us on May 16, 2005. Pursuant to the Consortium Agreement, Nisshinbo provided its 180 day prior notice to terminate the Consortium Agreement, effective as of February 28, 2009. However, on November 28, 2008, we signed the Separation Agreement with Nisshinbo that, among other things, accelerated the termination of the Consortium Agreement and the payment by Nisshinbo to us of an early termination penalty in the amount of $6.8 million which was paid in December 2008. In addition, we received a final royalty payment of approximately $659,000 from Nisshinbo for outstanding equipment being built by Nisshinbo for its customer base. Under the Separation Agreement, the termination of the Consortium Agreement was effective as of November 30, 2008 (see Note 16 and Note 17 for more information on the Consortium Agreement and the Separation Agreement).

CASH GAIN (LOSS) FROM OPERATIONS

        We have incurred operating losses before non-recurring gains in 2008 and 2007. Loss from operations, before gain on termination of contract, was $267,000 in 2008 and loss from operations, before gain on sales of trademarks, was $6.7 million in 2007. Previous losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $5.7 million in 2007. We have funded these cash losses from cash receipts of $3.0 million from credit facility borrowings and $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with our trademark to the joint venture in 2007. We have funded our working capital needs in 2007 from customer advances on contracts. For the year ended December 31, 2008, the cash gain (income from operations excluding gain on termination of contract plus or minus non-cash adjustments) was $4.1 million. As of December 31, 2008, we had unrestricted cash and cash equivalents of $6.0 million compared to unrestricted cash and cash equivalents of $2.4 million as of December 31, 2007. We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain bank debt, or sell or license assets or technology on a timely basis and at appropriate values. We have reduced our loss from operations substantially in 2008 and have funded our working capital needs from customer advances on contracts. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to a further deepening of the current global economic recession. As a result, we believe we have sufficient resources to continue as a going concern through at least December 31, 2009. The table below details our cash gain(loss) from operations which excludes changes in working capital during the respective periods.

                                                                                      Years Ended December 31,
                                                                                   ------------------------------
                                                                                       2008              2007
                                                                                   ------------      ------------
          Gain (loss) from operations                                              $  6,494,000      $ (3,922,000)
          Gain on termination of contract                                            (6,761,000)             --
          Gain on sale of trademark                                                        --          (2,735,000)
                                                                                   ------------      ------------
          Adjusted loss from operations                                                (267,000)       (6,657,000)

          Depreciation and amortization                                               1,939,000         2,213,000
          Loss on impairment of capital equipment                                          --              78,000
          Loss on equity investment in joint venture                                    807,000            24,000
          Deferred tax benefit                                                             --            (877,000)
          Deferred compensation                                                        (487,000)            2,000
          Deferred rent                                                                 275,000            18,000
          Extraordinary gain in equity investment in joint venture, net of tax             --          (1,301,000)
          Stock-based compensation                                                      754,000           579,000
          Provision for inventory and accounts receivable reserves                    1,057,000           260,000
                                                                                   ------------      ------------
          Cash gain (loss) from operations                                         $  4,078,000      $ (5,661,000)
                                                                                   ============      ============

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS.

        The following table summarizes our gross contractual obligations at December 31, 2008 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

                                                                     Payments Due by Period
                                       --------------------------------------------------------------------------------
                                                         Less than          2 - 3            4 - 5          More Than
     Contractual Obligations              Total            1 Year           Years            Years           5 Years
----------------------------------     ------------     ------------     ------------     ------------     ------------
Equipment Credit Facility (SVB)        $  1,859,000     $  1,262,000     $    597,000             --               --

Revolving Credit Facility (SVB)        $  1,500,000     $  1,500,000             --               --               --

Purchase obligations                   $ 18,160,000     $ 18,068,000     $     92,000             --               --
Operating leases:
  Unrelated party operating leases     $    270,000     $    136,000     $    134,000             --               --
  Related party operating leases       $ 17,051,000     $  3,067,000     $  6,662,000     $  4,817,000     $  2,505,000

        Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

        Equipment Credit Facility obligations outlined above include both the principal and interest components of these contractual obligations.

        Outstanding letters of credit totaled $4,187,000 and $261,000 at December 31, 2008 and 2007, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required. These letters of credit expire through 2009 and are 100% secured by cash, short-term investments and the Revolving Credit Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

           In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R ("FAS 141R"), BUSINESS COMBINATIONS, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquire at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will change the accounting for business combinations on a prospective basis.

        Effective January 1, 2008, we adopted SFAS No. 157, FAIR VALUE MEASUREMENTS ("FAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, we have adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value which focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The application of FAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position No. FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE, ("FAS 157-3") in October 2008. FAS 157-3 became effective immediately and did not significantly impact the methods by which we determine the fair values of our financial assets.

        In December 2007, the FASB issued SFAS No. 160 ("FAS 160"), NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 151. FAS 160 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent's ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. FAS 160 is effective for annual periods beginning after December 15, 2008. We are currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.

        In March 2008, the FASB issued SFAS No. 161 ("FAS 161"), DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - AN AMENDMENT OF FASB STATEMENT NO. 133. FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently evaluating the impact, if any, that this standard will have on its financial position and results of operations.

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

FOREIGN CURRENCY FLUCTUATION

        We sell only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. In addition, purchases made and royalties received under our Consortium Agreement with Nisshinbo are in Japanese yen. In addition, we received Japanese yen related to the termination of the Consortium Agreement in 2008. We have committed to purchase certain pieces of equipment from European vendors; these commitments are denominated in Euros. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. There were no hedged amounts at December 31, 2008 and 2007. Foreign exchange loss included in other income (expense) was $430,000 and $14,000 for the year ended December 31, 2008 and 2007, respectively.

RELATED PARTY TRANSACTIONS

        We subleased 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leased the building from SPI-Trust, a Trust of which Roger Little, our Chairman of the Board, Chief Executive Officer and President, is the sole trustee and principal beneficiary for the ten year period ending November 2005. Effective December 1, 2005, we entered into a two-year Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust.

        We assumed certain responsibilities of Mykrolis, the tenant under the former lease, as a result of the Lease Extension including payment of all building and real estate related expenses associated with the ongoing operations of the property. We allocated a portion of these expenses to SPI-Trust based on pre-established formulas utilizing square footage and actual usage where applicable. These allocated expenses were invoiced monthly and were paid utilizing a SPI-Trust escrow account of which we have sole withdrawal authority. SPI-Trust is required to maintain three (3) months of its anticipated operating costs within this escrow account. On December 1, 2006, we and SPI-Trust amended the Lease Extension to include the lease of an additional 15,000 square feet from SPI-Trust for a one-year term. The additional space was leased at a rate of $8.06 per square foot on annual basis. The additional space was used to expand our solar operations.

        On November 30, 2007, we entered into a new Lease Agreement (the "New Lease") with SPI-Trust, with respect to 144,230 square feet of space comprising the entire building in which we have occupied space since December 1, 1985. The term of the New Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. We have the right to extend the term of the New Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercises our right to extend the term of the New Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. We believe that the terms of the New Lease are commercially reasonable. Rent expense under the New Lease and the Lease Extension, as amended, for the year ended December 31, 2008 and 2007 was $2,019,000 and $1,415,000, respectively.

        In May 2003, Spire Semiconductor leased a building (90,000 square feet) in Hudson, New Hampshire from SPI-Trust whereby we agreed to pay $4.1 million to SPI-Trust over an initial five-year term expiring in May 2008 with an option for us to extend for five years. In addition to the rent payments, the lease obligated us to keep on deposit with SPI-Trust the equivalent of three months rent. The lease agreement did not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. This lease was classified as a related party capital lease and a summary of payments (including interest) follows:

                                         Rate Per                                         Security
                        Year            Square Foot      Annual Rent     Monthly Rent      Deposit
        ---------------------------     -----------      -----------     ------------      -------

        June 1, 2003 - May 31, 2004        $6.00           $ 540,000        $45,000       $135,000
        June 1, 2004 - May 31, 2005         7.50             675,000         56,250        168,750
        June 1, 2005 - May 31, 2006         8.50             765,000         63,750        191,250
        June 1, 2006 - May 31, 2007        10.50             945,000         78,750        236,250
        June 1, 2007 - May 31, 2008        13.50           1,215,000        101,250        303,750
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

        On August 29, 2008, we entered into a new Lease Agreement (the "Hudson Lease") with SPI-Trust, with respect to 90,000 square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300,000 as security for performance by us for our covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease for the year ended December 31, 2008 was $443,000.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, stock-based compensation, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Footnote 2 of our notes to consolidated financial statements for a description of our significant accounting policies.

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

        We utilize a distributor network to market and sell its hemodialysis catheters domestically. We generally recognize revenue when the catheters are shipped to our distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on our history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the years ended December 31, 2008 and 2007, is as follows:

                                             Rebates          Returns            Total
                                          ------------      ------------      ------------
          Balance - December 31, 2006     $    138,000      $     17,000      $    155,000
             Provision                         224,000            32,000           256,000
             Utilization                      (285,000)          (39,000)         (324,000)
                                          ------------      ------------      ------------
          Balance - December 31, 2007           77,000            10,000            87,000
             Provision                         588,000            34,000           622,000
             Utilization                      (513,000)          (34,000)         (547,000)
                                          ------------      ------------      ------------
          Balance - December 31, 2008     $    152,000      $     10,000      $    162,000
                                          ============      ============      ============

        o Credits for rebates are recorded in the month of the actual sale.
        o Credits for returns are processed when the actual merchandise is received by us.
        o Substantially all rebates and returns are processed no later than three months after original shipment by us.

        The reserve percentage of inventory held by distributors over the past quarters has increased to approximately 17% at December 31, 2008, when compared to 8% at December 31, 2007. We perform various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual reserve utilization has approximated the amount provided. The total inventory held by distributors was approximately $952,000 at December 31, 2008.

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

        Our OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a CIP or on rare situations a DDU basis. It is our policy to recognize revenues for this equipment as title of the product has passed to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in our environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. For arrangements with multiple elements, we allocate fair value to each element in the contract and revenue is recognized upon delivery of each element. If we are not able to establish fair value of undelivered elements, all revenue is deferred.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

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

STOCK-BASED COMPENSATION

        We account for our stock-based compensation plans in accordance with the fair value recognition provisions of SFAS No, 123(R). SHARE-BASED PAYMENT ("Statement 123(R)"). We use the Black-Scholes option pricing model as our method for determining the fair value of stock option grants. Statement 123(R) requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. We use the straight-line method of attributing the value of stock-based compensation expense for all stock option grants.

        On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS. We have elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to Statement 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

WARRANTY

        We provide warranties on certain products and services. Our warranty programs are described below:

        Spire Solar Equipment warrants solar energy module manufacturing equipment sold for a total of 360 days, the first 90 days of which include the replacement of defective component parts and the labor to correct the defect and the next 270 days of which include only the cost of defective component parts.

        Spire Biomedical warrants that any of its catheter products found to be defective will be replaced. No warranty is made that the failure of the product will not occur, and we disclaim any responsibility for any medical complications. Spire Biomedical warrants that its services only will meet the agreed upon specifications.

        Spire Semiconductor warrants that its products will meet the agreed upon specifications.

        We provide for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized. Should actual product failure warranties differ from our estimates, revisions to the estimated warranty liability would be required.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Not required as we are a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS

                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm ....................  30

Consolidated Financial Statements:

      Consolidated Balance Sheets as of December 31, 2008 and 2007 .........  31

      Consolidated Statements of Operations for the Years Ended December
         31, 2008 and 2007 .................................................  32

      Consolidated Statements of Stockholders' Equity and Comprehensive Loss
         for the Years Ended December 31, 2008 and 2007 ....................  33

      Consolidated Statements of Cash Flows for the Years Ended December
         31, 2008 and 2007 .................................................  34

      Notes to Consolidated Financial Statements ...........................  35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Spire Corporation:

We have audited the consolidated balance sheets of Spire Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


VITALE, CATURANO & COMPANY, P.C.


March 31, 2009
Boston, Massachusetts

                       SPIRE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  December 31,      December 31,
                                                                      2008              2007
                                                                  ------------      ------------
                                     ASSETS
Current assets
--------------
   Cash and cash equivalents                                      $  5,971,000      $  2,372,000
   Restricted cash - current portion                                 4,167,000           391,000
                                                                  ------------      ------------
                                                                    10,138,000         2,763,000

   Accounts receivable - trade, net                                  8,873,000        11,865,000
   Inventories, net                                                 17,876,000        11,570,000
   Deferred cost of goods sold                                      17,088,000         8,044,000
   Deposits on equipment for inventory                               3,433,000         2,475,000
   Prepaid expenses and other current assets                           468,000           542,000
                                                                  ------------      ------------
        Total current assets                                        57,876,000        37,259,000

Property and equipment, net                                          6,089,000         6,209,000

Intangible and other assets, net                                       846,000           851,000
Available-for-sale investments, at quoted market value (cost of $1,859,000 and $1,738,000 at December 31, 2008 and
   December 31, 2007, respectively)                                  1,434,000         1,800,000
Equity investment in joint venture                                   1,473,000         2,264,000
Deposit - related party                                                300,000           304,000
                                                                  ------------      ------------
        Total other assets                                           4,053,000         5,219,000
                                                                  ------------      ------------
        Total assets                                              $ 68,018,000      $ 48,687,000
                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of capital lease obligation - related party    $         --      $    486,000
   Current portion of equipment and revolving line of credit         2,667,000         1,167,000
   Accounts payable                                                  5,161,000         2,909,000
   Accrued liabilities                                               8,704,000         6,057,000
   Current portion of advances on contracts in progress             34,509,000        24,053,000
                                                                  ------------      ------------
        Total current liabilities                                   51,041,000        34,672,000

Long-term portion of equipment line of credit                          583,000         1,750,000
Long-term portion of advances on contracts in progress               1,149,000         1,950,000
Deferred compensation                                                1,434,000         1,800,000
Other long-term liabilities                                            293,000            60,000
                                                                  ------------      ------------
        Total long-term liabilities                                  3,459,000         5,560,000
                                                                  ------------      ------------
        Total liabilities                                           54,500,000        40,232,000
                                                                  ------------      ------------

Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized;
      8,330,688 and 8,321,188 shares issued and outstanding on
      December 31, 2008 and December 31, 2007, respectively             83,000            83,000
   Additional paid-in capital                                       20,774,000        19,999,000
   Accumulated deficit                                              (6,914,000)      (11,689,000)
   Accumulated other comprehensive income (loss), net                 (425,000)           62,000
                                                                  ------------      ------------
        Total stockholders' equity                                  13,518,000         8,455,000
                                                                  ------------      ------------
        Total liabilities and stockholders' equity                $ 68,018,000      $ 48,687,000
                                                                  ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Years Ended December 31,
                                                                  ------------------------------
                                                                      2008              2007
                                                                  ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                                                 $ 54,024,000      $ 24,723,000
   Contract research, service and license revenues                  14,628,000        12,345,000
                                                                  ------------      ------------
        Total net sales and revenues                                68,652,000        37,068,000

Cost of sales and revenues
--------------------------
   Cost of goods sold                                               38,501,000        20,826,000
   Cost of contract research, services and licenses                 10,003,000         9,360,000
                                                                  ------------      ------------
        Total cost of sales and revenues                            48,504,000        30,186,000
                                                                  ------------      ------------
Gross margin                                                        20,148,000         6,882,000

Operating expenses
------------------
   Selling, general and administrative expenses                     19,612,000        13,226,000
   Internal research and development expenses                          803,000           313,000
                                                                  ------------      ------------
        Total operating expenses                                    20,415,000        13,539,000
                                                                  ------------      ------------

Gain on sale of trademark                                                   --         2,735,000
Gain on termination of contract                                      6,761,000                --
                                                                  ------------      ------------

Gain (loss) from operations                                          6,494,000        (3,922,000)
---------------------------

Interest income (expense), net                                        (212,000)         (151,000)
Loss on equity investment in joint venture                            (807,000)          (24,000)
Other expense                                                         (430,000)          (14,000)
                                                                  ------------      ------------
Total other income (expense), net                                   (1,449,000)         (189,000)
                                                                  ------------      ------------
Income (loss) before income taxes and extraordinary gain             5,045,000        (4,111,000)
--------------------------------------------------------

Income tax (provision) benefit                                        (270,000)          877,000
                                                                  ------------      ------------
Net income (loss) before extraordinary gain                          4,775,000        (3,234,000)
-------------------------------------------

Extraordinary gain, net of taxes                                            --         1,301,000
                                                                  ------------      ------------
Net income (loss)                                                 $  4,775,000      $ (1,933,000)
-----------------                                                 ============      ============

Basic income (loss) per share:
   From continuing operations after income taxes                  $       0.57      $      (0.39)
   From extraordinary gain, net of tax                                      --              0.16
                                                                  ------------      ------------
   Basic income (loss) per share                                  $       0.57      $      (0.23)
   -----------------------------                                  ============      ============

Diluted income (loss) per share:
   From continuing operations after income taxes                  $       0.56      $      (0.39)
   From extraordinary gain, net of tax                                      --              0.16
                                                                  ------------      ------------
   Diluted income (loss) per share                                $       0.56      $      (0.23)
   -------------------------------                                ============      ============

Weighted average number of common and common equivalent
   shares outstanding - basic                                        8,328,592         8,272,123
                                                                  ============      ============
Weighted average number of common and common equivalent
   shares outstanding - diluted                                      8,464,623         8,272,123
                                                                  ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                   Accumulated
                                       Common Stock               Additional                          Other
                               -----------------------------       Paid-in         Accumulated     Comprehensive
                                  Shares           Amount          Capital           Deficit       Income (loss)       Total
                               ------------     ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2006        8,236,663     $     82,000     $ 19,077,000     $ (9,756,000)    $     60,000     $  9,463,000
  Exercise of stock options          84,525            1,000          343,000               --               --          344,000
  Stock-based compensation               --               --          579,000               --               --          579,000
  Net unrealized gain on
     available for sale
     marketable securities,
     net of tax                          --               --               --               --            2,000            2,000
  Net loss                               --               --               --       (1,933,000)              --       (1,933,000)
                               ------------     ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2007        8,321,188           83,000       19,999,000      (11,689,000)          62,000        8,455,000
  Exercise of stock options           9,500               --           21,000               --               --           21,000
  Stock-based compensation               --               --          754,000               --               --          754,000
  Net unrealized loss on
     available for sale
     marketable securities,
     net of tax                          --               --               --               --         (487,000)        (487,000)
  Net income                             --               --               --        4,775,000               --        4,775,000
                               ------------     ------------     ------------     ------------     ------------     ------------

Balance, December 31, 2008        8,330,688     $     83,000     $ 20,774,000     $ (6,914,000)    $   (425,000)    $ 13,518,000
                               ============     ============     ============     ============     ============     ============



                                                                                                      Years Ended December 31,
                                                                                                   -----------------------------
                                                                                                       2008             2007
                                                                                                   ------------     ------------
Comprehensive income/(loss) is calculated as follows:
  Net income (loss)                                                                                $  4,775,000     $ (1,933,000)
  Other comprehensive gain (loss) on available for sale marketable securities                          (487,000)           2,000
                                                                                                   ------------     ------------
  Comprehensive income (loss)                                                                      $  4,288,000     $ (1,931,000)
                                                                                                   ============     ============



                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                                 ------------------------------
                                                                                     2008              2007
                                                                                 ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net income (loss)                                                             $  4,775,000      $ (1,933,000)
   Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                               1,939,000         2,213,000
        Loss on impairment of capital equipment                                            --            78,000
        Loss on equity investment in joint venture                                    807,000            24,000
        Gain on sale of trademark                                                          --        (2,735,000)
        Gain on sale of asset                                                         (60,000)               --
        Deferred tax benefit                                                               --          (877,000)
        Extraordinary gain in equity investment in joint venture, net of tax               --        (1,301,000)
        Deferred compensation                                                        (487,000)            2,000
        Stock-based compensation                                                      754,000           579,000
        Provision for rebates, returns and accounts receivable reserves               929,000           300,000
        Provision for inventory reserve                                               128,000           (40,000)
        Changes in assets and liabilities:
           Restricted cash                                                         (3,776,000)           (1,000)
           Accounts receivable                                                      2,063,000        (8,155,000)
           Inventories                                                             (6,450,000)       (7,448,000)
           Deferred cost of goods sold                                             (9,044,000)       (8,044,000)
           Deposits, prepaid expenses and other current assets                       (884,000)          299,000
           Accounts payable, accrued liabilities and other liabilities              5,132,000         1,998,000
           Deposit - related party                                                      4,000           (68,000)
           Advances on contracts in progress                                        9,655,000        17,836,000
                                                                                 ------------      ------------
             Net cash provided by (used in) operating activities                    5,485,000        (7,273,000)
                                                                                 ------------      ------------

Cash flows from investing activities:
-------------------------------------
   Proceeds from maturity of short-term investments                                        --         5,000,000
   Proceeds from sale of trademark                                                         --         2,735,000
   Proceeds from sale of asset                                                         61,000                --
   Purchase of property and equipment                                              (1,710,000)       (1,730,000)
   Increase in intangible and other assets                                           (105,000)         (130,000)
                                                                                 ------------      ------------
             Net cash (used in) provided by investing activities                   (1,754,000)        5,875,000
                                                                                 ------------      ------------

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties                 (486,000)       (1,027,000)
   Principal (payments) borrowings on equipment line of credit, net                (1,167,000)        2,917,000
   Borrowings from revolving line of credit                                         1,500,000                --
   Proceeds from exercise of stock options                                             21,000           344,000
                                                                                 ------------      ------------
             Net cash (used in) provided by financing activities                     (132,000)        2,234,000
                                                                                 ------------      ------------

Net increase in cash and cash equivalents                                           3,599,000           836,000

Cash and cash equivalents, beginning of year                                        2,372,000         1,536,000
                                                                                 ------------      ------------
Cash and cash equivalents, end of year                                           $  5,971,000      $  2,372,000
                                                                                 ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest paid                                                                 $    224,000      $    149,000
                                                                                 ============      ============
   Interest received                                                             $     21,000      $     74,000
                                                                                 ============      ============
   Interest paid - related party                                                 $      9,000      $     76,000
                                                                                 ============      ============
   Income taxes paid (refunded)                                                  $     (2,000)     $     18,000
                                                                                 ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2008 AND 2007


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

        In the PV solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells. The Company's equipment has been installed in approximately 200 factories in 50 countries.

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

        Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 56% of net sales and revenues for 2008, continue to constitute a significant portion of the Company's net sales and revenues.

        The Company has incurred operating losses before non-recurring gains in 2008 and 2007. Loss from operations, before gain on termination of contract, was $267,000 in 2008 and loss from operations, before gain on sales of trademarks, was $6.7 million in 2007. Previous losses from operations have resulted in cash losses (loss from operations excluding gain on sales of trademark plus or minus non-cash adjustments) of approximately $5.7 million in 2007. The Company has funded these cash losses from cash receipts of $3.0 million from credit facility borrowings and $4.0 million from the sale of a solar PV module line along with the transfer of technology and rights to mark the modules with the Company's trademark to the joint venture in 2007. The Company has funded its working capital needs in 2007 from customer advances on contracts. For the year ended December 31, 2008, the cash gain (income from operations excluding gain on termination of contract plus or minus non-cash adjustments) was $4.1 million. As of December 31, 2008, the Company had unrestricted cash and cash equivalents of $6.0 million compared to unrestricted cash and cash equivalents of $2.4 million as of December 31, 2007. The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain bank debt, or sell or license assets or technology on a timely basis and at appropriate values. The Company has reduced its loss from operations substantially in 2008 and has funded its working capital needs from customer advances on contracts. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to a further deepening of the current global economic recession. As a result, the Company believes it has sufficient resources to continue as a going concern through at least December 31, 2009.

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

        The Company utilizes a distributor network to market and sell its hemodialysis catheters domestically. The Company generally recognizes revenue when the catheters are shipped to its distributors. Gross sales reflect reductions attributable to customer returns and various customer incentive programs including pricing discounts and rebates. Product returns are permitted in certain sales contracts and an allowance is recorded for returns based on the Company's history of actual returns. Certain customer incentive programs require management to estimate the cost of those programs. The allowance for these programs is determined through an analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. An analysis of the sales return and rebate activity for the years ended December 31, 2008 and 2007, is as follows:

                                         Rebates        Returns         Total
                                        ---------      ---------      ---------
        Balance - December 31, 2006     $ 138,000      $  17,000      $ 155,000
          Provision                       224,000         32,000        256,000
          Utilization                    (285,000)       (39,000)      (324,000)
                                        ---------      ---------      ---------
        Balance - December 31, 2007        77,000         10,000         87,000
          Provision                       588,000         34,000        622,000
          Utilization                    (513,000)       (34,000)      (547,000)
                                        ---------      ---------      ---------
        Balance - December 31, 2008     $ 152,000      $  10,000      $ 162,000
                                        =========      =========      =========

        o  Credits for rebates are recorded in the month of the actual sale.

        o Credits for returns are processed when the actual merchandise is received by the Company.

        o Substantially all rebates and returns are processed no later than three months after original shipment by the Company.

        The Company perform various sensitivity analyses to determine the appropriate reserve percentage to use. To date, actual reserve utilization has approximated the amount provided.

        The Company's OEM capital equipment solar energy business builds complex customized machines to order for specific customers. Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a CIP, or on rare situations, a DDU basis. It is the Company's policy to recognize revenues for this equipment as title of the product has passed to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment. When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved. For arrangements with multiple elements, the Company allocates total fees under contract to each element using the relative fair value method and revenue is recognized upon delivery of each element. If the Company is not able to establish fair value of undelivered elements, all revenue is deferred.

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

        (d)    AVAILABLE-FOR-SALE INVESTMENTS

Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan for the years ended December 31:

                                           2008           2007
                                        ----------     ----------
        Equity investments              $1,170,000     $1,411,000
        Government bonds                   190,000        303,000
        Cash and money market funds         74,000         86,000
                                        ----------     ----------
                                        $1,434,000     $1,800,000
                                        ==========     ==========

        These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss. As of December 31, 2008, the unrealized loss on these marketable securities was $425,000 and as of December 31, 2007, the unrealized gain on these marketable securities was $62,000.

        Effective January 1, 2008, the Company adopted SFAS No. 157, FAIR VALUE MEASUREMENTS ("FAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value which focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The application of FAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position No. FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE, ("FAS 157-3") in October 2008. FAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

        The hierarchy established under FAS 157 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by FAS 157, the Company's available for sale investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under FAS 157, and its applicability to the Company's available-for-sale investments, are described below:

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

        The following table presents the financial instruments related to the Company's non-qualified deferred compensation plan carried at fair value as of December 31, 2008 by FAS 157 valuation hierarchy (as defined above).

                                                   Level 1         Level 2         Level 3        Total
                                                 ---------------------------------------------------------
        Cash and short term investments          $   74,000      $       --      $       --     $   74,000
        Fixed income                                     --         231,000              --        231,000
        Equities                                    721,000         408,000              --      1,129,000
                                                 ---------------------------------------------------------
        Total available for-sale-investments     $  795,000      $  639,000      $       --     $1,434,000
        Percent of total                                55%             45%              --           100%

        (e)    INVENTORIES

        Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) basis. Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers. The Company expensed approximately $77,000 in 2007, to cost of goods sold, for work in process inventory that was determined to be valued in excess of market value. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventory. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        (f)    PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

        Building and equipment under capital lease          Lesser of 5 years or remaining life of lease
        Machinery and equipment                             5 and 7 years
        Furniture and fixtures and computer equipment       3 - 5 years
        Leasehold improvements                              Lesser of 10 years or remaining life of lease

        Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are added to property and equipment accounts at cost.

        (g)    INTANGIBLE AND OTHER ASSETS

        Patents amounted to $154,000 and $143,000, net of accumulated amortization of $754,000 and $687,000, at December 31, 2008 and 2007, respectively. Licenses amounted to $66,000 and $109,000, net of accumulated amortization of $259,000 and $216,000, at December 31, 2008 and 2007, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. Amortization expense, relating to patents and licenses, was approximately $110,000 and $117,000, for the years ended December 31, 2008 and 2007, respectively.

        For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at December 31, 2008 of $616,000. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

                    Year              Amortization Expense
               --------------         --------------------
                    2009                    $189,000
                    2010                     182,000
                    2011                     174,000
                    2012                     154,000
                    2013                     137,000
                                      --------------------
                                            $836,000
                                      --------------------

        Also included in other assets are approximately $10,000 of refundable deposits made by the Company at December 31, 2008.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48"). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company adopted the provisions of FIN
48. The Company has determined that no liability exists for interest and penalties related to uncertain tax positions as of January 1, 2007 and December 31, 2008. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

        The Company is subject to audit by the Internal Revenue Service for the calendar years ended 2004, 2005, 2006, 2007 and 2008. The Company and its subsidiaries state income tax returns are subject to audit for the calendar years ended 2004, 2005, 2006, 2007 and 2008.

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

        Spire Semiconductor warrants that its products will meet the agreed upon specifications.

        The Company provides for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized. Should actual product failure warranties differ from the Company's estimates, revisions to the estimated warranty liability would be required. The changes in the product warranties for the years ended December 31, 2008 and 2007, are as follows:

        Balance at December 31, 2006                 $   115,000
           Provision charged to income                   207,000
           Usage                                        (187,000)
                                                     -----------
        Balance at December 31, 2007                 $   135,000
           Provision charged to income                   842,000
           Usage                                        (482,000)
                                                     -----------
        Balance at December 31, 2008                 $   495,000
                                                     ===========


        (k)    INTERNAL RESEARCH AND DEVELOPMENT COSTS

        Internal research and development costs are charged to operations as incurred. During the years ended December 31, 2008 and 2007, Company funded research and development costs were approximately $803,000 and $313,000, respectively.

        (l)    EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to all potential dilutive common shares outstanding during the period. The computation of diluted earnings (loss) per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings (loss) per share. The Company did not pay any dividends in 2008 and 2007.

        (m)    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive income was comprised of an unrealized gain (loss) of available-for-sale investments of approximately $(425,000) and $62,000, net of tax at December 31, 2008 and 2007, respectively.

        (n)    STOCK-BASED COMPENSATION

        The Company accounts for its stock-based compensation plans in accordance with the fair value recognition provisions of Statement 123(R). The Company uses the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. Statement 123(R) requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of stock-based compensation expense for all stock option grants.

        On November 10, 2005, the FASB issued FASB Staff Position SFAS 123R-3, TRANSITION ELECTION RELATED TO ACCOUNTING FOR TAX EFFECTS OF SHARE-BASED PAYMENT AWARDS. The Company has elected to adopt the alternative transition method provided by the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to Statement 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of Statement 123(R).

        (o)    USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The significant estimates included in the consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserves for excess and obsolete inventory, impairment of long-lived assets, stock-based compensation, income taxes, and warranty reserves. Actual results could differ from those estimates. 40

        (p)    FINANCIAL INSTRUMENTS

        Financial instruments of the Company consist of cash and cash equivalents, short-term investments, accounts receivable, available for sale marketable securities, accounts payable, equipment line of credit and capital leases. The carrying amounts of these financial instruments approximate their fair value.

        (q)    SHIPPING AND HANDLING COSTS

        Shipping and handling costs are included in cost of goods sold.

        (r)    FOREIGN CURRENCY

        The Company sells only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, the Company is not directly affected by foreign exchange fluctuations on its current sales orders. However, fluctuations in foreign exchange rates have an effect on the Company's customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets. In addition, purchases made and royalties received under the Company's Consortium Agreement with Nisshinbo are in Japanese yen. In addition, the Company received Japanese yen related to the termination of the Consortium Agreement in 2008. The Company does purchase pieces of equipment from European vendors; these commitments are occasionally denominated in Euros. The Company bears the risk of any currency fluctuations that may be associated with these commitments. The Company attempts to hedge known transactions when possible to minimize foreign exchange risk. There were no hedged amounts at December 31, 2008 and 2007. Foreign exchange loss included in other income (expense) was $430,000 and $14,000 for the years ended December 31, 2008 and 2007, respectively.

        (s)    EQUITY INVESTMENT IN JOINT VENTURE

        The Company accounts for its unconsolidated investment in joint venture, Gloria Spire Solar, LLC, in accordance with the provisions of APB Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK. The results of the joint venture are reported one quarter in arrears, given there are no significant transactions recorded by the joint venture during the most recent unreported quarter.

        (t)    SEGMENT INFORMATION

        SFAS No 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("FAS 131"), requires public entities to report certain information about operating segments. Based on the guidance provided in FAS 131, the Company has determined that its business is conducted in four reportable segments, solar equipment, biomedical, optoelectronics and corporate.

        (u)    NEW ACCOUNTING STANDARDS

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R ("FAS 141R"), BUSINESS COMBINATIONS, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will change the accounting for business combinations on a prospective basis.

        Effective January 1, 2008, the Company adopted SFAS No. 157, FAIR VALUE MEASUREMENTS ("FAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of FAS 157 with respect to its financial assets and liabilities only. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value which focuses on an exit price which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The application of FAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position No. FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE, ("FAS 157-3") in October 2008. FAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

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

        In March 2008, the FASB issued SFAS No. 161 ("FAS 161"), DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. FAS 161 requires enhanced disclosures about an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. FAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position and results of operations.

3.      ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

        Net accounts receivable, trade consists of the following at December 31:

                                                                         2008              2007
                                                                     ------------      ------------
        Amounts billed                                               $  7,671,000      $ 11,142,000
        Retainage                                                              --             8,000
        Accrued revenue                                                 1,790,000           945,000
                                                                     ------------      ------------
                                                                        9,461,000        12,095,000
        Less:  Allowance for sales returns and doubtful accounts         (588,000)         (230,000)
                                                                     ------------      ------------
        Net accounts receivable - trade                              $  8,873,000      $ 11,865,000
                                                                     ============      ============

        Advances on contracts in progress                            $ 35,658,000      $ 26,003,000
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

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted and only in consultation with the appropriate business line manager. The Company has increased its allowances for doubtful accounts reserve in 2008, primarily as a result of a customer's failure to make timely facility availability payments of $225,000 related to a Spire Semiconductor manufacturing agreement (see note 18).

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

4.      INVENTORIES AND DEFERRED COST OF GOODS SOLD

        Inventories, net of $214,000 and $354,000 of reserves at December 31, 2008 and 2007, respectively, and deferred cost of goods sold consist of the following at December 31:

                                                       2008            2007
                                                   ------------    ------------
        Raw materials                              $  4,048,000    $  4,989,000
        Work in process                               7,385,000       4,663,000
        Finished goods                                6,443,000       1,918,000
                                                   ------------    ------------
        Net inventory                              $ 17,876,000    $ 11,570,000
                                                   ============    ============
        Deferred cost of goods sold                $ 17,088,000    $  8,044,000
                                                   ============    ============

        The Company wrote-off $268,000 and $140,000 of excess and obsolete inventory for the years ended December 31, 2008 and 2007, respectively.

        Deferred cost of goods sold represents costs on equipment that has shipped to the customer and title has passed. The Company defers these costs until the related revenue is recognized.

5.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at December 31:

                                                       2008            2007
                                                   ------------    ------------
        Building under capital lease               $         --    $  3,390,000
        Machinery and equipment                      17,985,000      17,508,000
        Furniture fixtures and computer equipment     4,506,000       4,060,000
        Leasehold improvements                        3,299,000       2,167,000
        Construction in progress                        338,000         830,000
                                                   ------------    ------------
                                                     26,128,000      27,955,000
        Accumulated depreciation and amortization   (20,039,000)    (21,746,000)
                                                   ------------    ------------
                                                   $  6,089,000    $  6,209,000
                                                   ============    ============

        Depreciation and amortization expense relating to property and equipment was approximately $1,829,000 and $2,096,000 for the years ended December 31, 2008 and 2007, respectively. The capital lease for the building in Hudson, NH expired during 2008 and the Company entered into a new lease which is classified as an operating lease, based on the terms of the lease agreement. Accordingly, the asset and accumulated depreciation were removed from the balance sheet as of December 31, 2008. (See
Note 11)

6.      ACCRUED LIABILITIES

        Accrued liabilities include the following at December 31:

                                                       2008            2007
                                                   ------------    ------------
        Accrued payroll and payroll taxes          $  1,689,000    $    972,000
        Accrued legal and audit fees                    789,000         319,000
        Accrued accounts payable                      4,191,000       3,398,000
        Accrued other                                 2,035,000       1,368,000
                                                   ------------    ------------
                                                   $  8,704,000    $  6,057,000
                                                   ============    ============

7.      NOTES PAYABLE AND CREDIT ARRANGEMENTS

        The Company had a $2,000,000 Loan Agreement with Citizens Bank of Massachusetts which expired on June 26, 2007. On May 25, 2007, the Company and its wholly-owned subsidiary, Spire Semiconductor, LLC, entered into a Loan and Security Agreement (the "Equipment Credit Facility") with Silicon Valley Bank (the "Bank"). Under the Equipment Credit Facility, for a one-year period, the Company and Spire Semiconductor could borrow up to $3,500,000 in the aggregate to finance certain equipment purchases (including reimbursement of certain previously-made purchases). Advances made under the Equipment Credit Facility would bear interest at the Bank's prime rate, as determined, plus 0.5% and payable in thirty-six (36) consecutive monthly payments following the funding date of that advance. The Equipment Credit Facility, if not sooner terminated in accordance with its terms, expires on June 1, 2010.

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

        On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate (7.75% at December 31, 2008) and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance will be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.

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

        On March 31, 2009, the Bank extended the expiration of the Revolving Credit Facility under the same terms for an additional sixty days, to expire on May 29, 2009. The purpose of the extension is to allow both parties the time to negotiate an expansion of the credit limit contingent upon our qualifying for an Export-Import Bank loan guarantee.

        The Equipment Credit Facility principal balance outstanding was $1,750,000 and $2,917,000 at December 31, 2008 and 2007, respectively. The
Revolving Credit Facility principal balance outstanding was $1,500,000 at December 31, 2008. The Company was in compliance with its credit facility covenants as of December 31, 2008.

Annual maturities of the Equipment Credit Facility and the Revolving Credit Facility as of December 31, 2008 are as follows:

        Year Ending December 31,

        2009                                               $  2,667,000
        2010                                                    583,000
                                                           ------------
        Total equipment and revolving line of credit       $  3,250,000
                                                           ============

8.      STOCK-BASED COMPENSATION

        At December 31, 2008, the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the "1996 Plan") and the 2007 Stock Equity Plan (the "2007 Plan"). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006. Accordingly, future grants may be made only under the 2007 Plan.

        At December 31, 2008, the Company has outstanding under its 1996 Plan and 2007 Plan, an aggregate 123,746 non-qualified stock options held by the unaffiliated directors of the Company for the purchase of common stock at an average exercise price of $9.23 per share.

        A summary of the activity of this plan follows:

                                                                     Weighted
                                                     Number of       Average
                                                      Shares      Exercise Price
                                                   ------------    ------------
        Options Outstanding at December 31, 2007        495,177    $       7.10
           Granted                                      135,000    $       8.91
           Exercised                                     (9,500)   $       2.22
           Forfeited                                    (14,500)   $       9.49
                                                   ------------    ------------
        Options Outstanding at December 31, 2008        606,177    $       7.52
                                                   ============    ============

        Options Exercisable at December 31, 2008        346,662    $       6.72
                                                   ============    ============
        Options Available for Future Grant at
        December 31, 2008                               703,800
                                                   ============

        In accordance with Statement 123(R), the Company has recognized stock-based compensation expense of approximately $754,000 and $579,000 for the years ended December 31, 2008 and 2007, respectively. Approximately $574,000 and $486,000 of stock-based compensation expense was charged to selling, general and administrative expenses for the years ended December 31, 2008 and 2007, respectively and approximately $180,000 and $93,000 of stock-based compensation expense was charged to cost of sales for the years ended December 31, 2008 and 2007, respectively. No stock-based compensation expense was capitalized during 2008 and 2007. Compensation expense related to stock options to be charged in future periods amount to approximately $1,237,000 at December 31, 2008 and will be recognized over a weighted-average period of 2.70 years as follows:

             For the years ended            Expected
                December 31,          Compensation Expense
               --------------         --------------------
                   2009                    $  508,000
                   2010                       429,000
                   2011                       228,000
                   2012                        72,000
                                      --------------------
                                           $1,237,000
                                      ====================

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

        The options outstanding and exercisable at December 31, 2008 were in the following exercise price ranges:

                                  Options Outstanding                                 Options Exercisable
                  --------------------------------------------------   -------------------------------------------------
                                  Weighted                                                          Weighted
                                  Average      Weighted-                               Average      Weighted
                    Number       Remaining      Average    Aggregate      Number      Remaining      Average   Aggregate
   Range of        of Shares    Contractual    Exercise    Intrinsic    of Shares    Contractual    Exercise   Intrinsic
Exercise Price    Outstanding   Life (Years)    Price        Value     Exercisable   Life (Years)     Price      Value
---------------   -----------   ------------   ---------   ---------   -----------   ------------   --------   ---------
$1.78 to $ 3.90        87,911       3.16         $ 3.75    $122,000       87,911         3.16        $ 3.75    $ 122,000
$3.91 to $ 4.90       108,819       5.42         $ 4.32      89,000       94,009         5.27        $ 4.31       78,000
$4.91 to $ 8.40       172,122       8.47         $ 6.98          --       67,877         7.83        $ 7.42           --
$8.41 to $ 9.60       136,700       8.49         $ 9.39          --       49,175         8.49        $ 9.39           --
$9.61 to $15.73       100,625       9.15         $12.68          --       47,690         9.03        $13.17           --
                  -----------                              --------    -----------                             ---------
                      606,177       7.27         $ 7.52    $211,000     346,662          6.21        $ 6.72    $ 200,000
                  ===========                              ========    ===========                             =========

        The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company's closing stock price of $5.14 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was approximately $111,000 and $854,000 for the years ended December 31, 2008 and 2007, respectively.

        The per-share weighted-average fair value of stock options granted was $5.19 and $6.09 for the years ended December 31, 2008 and 2007, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                   Expected       Risk-Free      Expected       Expected
         Year   Dividend Yield  Interest Rate  Option Life  Volatility Factor
        ------  --------------  -------------  -----------  -----------------
         2007         --            4.39%       4.5 years         72.3%
         2008         --            2.11%       4.5 years         73.7%

        The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

9.      NASDAQ LISTING

        On December 1, 2008, the Company received a letter from The Nasdaq Stock Market ("Nasdaq") advising that for the prior ten (10) consecutive trading days, the Company's market value of listed securities was below the minimum $50,000,000 requirement for continued inclusion on The Nasdaq Global Market under Marketplace Rule 4450(b)(1)(A) ("the Rule"). Nasdaq also noted that at that time the Company did not comply with Marketplace Rule 4450(b)(1)(B), which alternatively requires total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or two of the three most recently completed fiscal years.

        On March 3, 2009, the Company received a Staff Determination Letter from Nasdaq indicating that the Company has not regained compliance with the Rule as the market value of the Company's common stock has remained below the minimum $50,000,000 required for continued inclusion on The Nasdaq Global Market. Accordingly, its common stock is subject to delisting from the Nasdaq Global Market.

        The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The request for a hearing will stay the Staff Determination and, as a result, the Company's common stock will remain listed on The Nasdaq Global Market until the Panel issues its decision after the hearing. There can be no assurance the Panel will grant the Company's request for continued listing.

        The Company expects to regain compliance with alternative continued listing requirements upon the filing of this Annual Report on Form 10-K, as the Company believes it now meets both (i) Marketplace Rule 4450(b)(1)(B), which alternatively requires total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or two of the three most recently completed fiscal years and (ii) Marketplace Rule 4450(a)(3), which alternatively requires stockholders' equity of at least $10,000,000.

10.     INCOME TAXES

        There was an income tax provision of $270,000 for the year ended December 31, 2008 and an income tax benefit of $877,000 for the year ended December 31, 2007.

        The reconciliation between the amount computed by applying the United States federal statutory tax rate of 34% to pretax income (loss) and the actual provision for income taxes follows:

                                                           2008        2007
                                                       -----------  -----------
        Income tax expense (benefit) at statutory rate $ 1,745,000 $ (664,000) Increase (decrease) in valuation allowance
           related to income tax expense                (1,833,000)     483,000
        State income taxes                                  46,000
        Permanent differences                              312,000      181,000
                                                       -----------  -----------
           Total                                       $   270,000  $        --
                                                       ===========  ===========

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                          2008          2007
                                                       ----------    ----------
        Deferred tax assets:
          Accounts receivable                          $  215,000    $   93,000
          Accruals                                      3,716,000     1,504,000
          Inventories                                     177,000     1,002,000
          Net operating loss carryforwards              1,375,000     4,327,000
          General business credit carryforwards            26,000        26,000
          Alternative minimum tax credit carryforwards    468,000       268,000
          Foreign tax credit                               57,000        38,000
                                                       ----------    ----------
             Total gross deferred tax assets            6,034,000     7,258,000

          Equity investment in joint venture              476,000       476,000
           Depreciation                                   528,000        98,000
                                                       ----------    ----------
             Total gross deferred tax liabilities       1,004,000       574,000
                                                       ----------    ----------
          Valuation allowance                           5,030,000     6,684,000
                                                       ----------    ----------
               Net deferred tax assets                 $     --      $     --
                                                       ==========    ==========

        The net change in the total valuation allowance for the period ended December 31, 2008 was a decrease of $1,654,000. Gross federal net operating loss carryforwards were approximately $4.4 million as of December 31, 2008. Included in this amount was approximately $3.5 million attributable to equity based compensation transactions. Approximately $1 million of the valuation allowance will be relieved through equity if these deductions for equity based transactions are realized.

11.     COMMITMENTS

Letters of Credit
-----------------

        Outstanding letters of credit totaled $4,187,000 and $261,000 at December 31, 2008 and 2007, respectively. The letters of credit principally secure performance obligations, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. These letters of credit expire through 2009 and are 100% secured by cash, restricted cash and the Revolving Credit Facility.

Property Under Capital Leases and Lease Commitments
---------------------------------------------------

        At December 31, 2008 and 2007, the Company had operating leases for office space and other miscellaneous items. The Company also had a capital lease in effect for a building at December 31, 2007.

        At December 31, 2008, future minimum lease payments for the period ended are as follows:

                                          Unrelated Party     Related Party
                                          Operating Leases   Operating Leases
                                          ----------------   ----------------

        2009                                $   136,000        $  3,068,000
        2010                                    114,000           3,243,000
        2011                                     20,000           3,419,000
        2012                                                      3,399,000
        2013                                                      2,902,000
        5 years and thereafter                                    1,020,000
                                            ------------       ------------
        Total minimum lease payments        $    270,000       $ 17,051,000
                                            ============       ============

        The components of capitalized costs and carrying value of the property under capital leases were as follows at December 31, 2007:

                                                                 2007
                                                             ------------
          Related party capital lease:
             Hudson, New Hampshire building                  $  3,390,000
             Less:  Accumulated depreciation                   (3,108,000)
                                                             ------------
                                                             $    282,000
                                                             ============

        The Related Party Capital Lease and three month extension with SPI-Trust expired in August 2008. On August 29, 2008, the Company and SPI-Trust entered in a new seven-year lease that the Company determined qualifies as a related party operating lease based on the terms of the lease agreement. Accordingly, the asset and accumulated depreciation were removed from the balance sheet. See "Related Party Operating Lease" below.

Related Party Capital Lease
---------------------------

        In May 2003, Spire Semiconductor leased a building (90,000 square feet) in Hudson, New Hampshire from SPI-Trust whereby Spire Semiconductor agreed to pay $4.1 million to SPI-Trust over an initial five-year term expiring in May 2008 with a Company option to extend for five years. In addition to the rent payments, the lease obligated the Company to keep on deposit with SPI-Trust the equivalent of three months rent ($304,000 as of December 31, 2007.) The lease agreement did not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. Interest expense was approximately $8,000 and $76,000 for the years ended December 31, 2008 and 2007, respectively. This lease was classified as a related party capital lease and a summary of payments (including interest) follows:

                                       Rate Per                                   Security
                   Year               Square Foot   Annual Rent   Monthly Rent     Deposit
        ---------------------------   -----------   ------------  ------------   ------------
        June 1, 2003 - May 31, 2004   $   6.00      $    540,000  $     45,000   $    135,000
        June 1, 2004 - May 31, 2005       7.50           675,000        56,250        168,750
        June 1, 2005 - May 31, 2006       8.50           765,000        63,750        191,250
        June 1, 2006 - May 31, 2007      10.50           945,000        78,750        236,250
        June 1, 2007 - May 31, 2008      13.50         1,215,000       101,250        303,750
                                                    ------------
                                                    $  4,140,000
                                                    ============

        At December 31, 2007, $486,000 reflected the current portion of capital lease obligation - related party, with no long-term portion, in the consolidated balance sheet.

        Upon the expiration of the lease in May 2008, The Company did not exercise its option to extend the lease for an additional 5 years. On May 20, 2008, the Company agreed with SPI-Trust to continue the current lease, under the current terms and conditions on a month-to-month basis for a maximum of three
(3) months beyond the current term which ended on August 31, 2008. On August 29, 2008, the Company and SPI-Trust entered in a new seven-year lease that the Company determined qualifies as a related party operating lease. See "Related Party Operating Lease" below.

Unrelated Party Operating Leases
--------------------------------

        Unrelated party operating leases primarily consist of leases for copiers and the telephone system.

Related Party Operating Lease
-----------------------------

        The Company subleased 77,000 square-feet in a building leased by Mykrolis Corporation, who in turn leased the building from SPI-Trust, a Trust of which Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company, is the sole trustee and principal beneficiary for the year period ending November 2005. Effective December 1, 2005, the Company entered into a two-year Extension of Lease Agreement (the "Lease Extension") directly with SPI-Trust.

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

        On November 30, 2007, the Company entered into a new Lease Agreement (the "New Lease") with SPI-Trust, with respect to 144,230 square feet of space comprising the entire building in which the Company has occupied space since December 1, 1985. The term of the New Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. The Company has the right to extend the term of the New Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If the Company exercises its right to extend the term of the New Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. The Company believes that the terms of the New Lease are commercially reasonable. Rent expense under the New Lease and the Lease Extension, as amended, for the year ended December 31, 2008 and 2007 was $2,019,000 and $1,415,000, respectively.

        On August 29, 2008, the Company entered into a new Lease Agreement (the "Hudson Lease") with SPI-Trust, with respect to 90,000 square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. The Company has the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If the Company exercises its right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, the Company is required to deposit with SPI-Trust $300,000 as security for performance by the Company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. The Company believes that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease for the year ended December 31, 2008 was $443,000.

12.     EMPLOYEE BENEFIT PLANS

Profit Sharing Plan
-------------------

        In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan. No discretionary matching contributions have been made to the plan for the year ended December 31, 2007. The Company began discretionary matching contributions starting September 2008. The Company's matching contributions were approximately $60,000 for the year ended December 31, 2008.

Deferred Compensation Plan
--------------------------

        Effective January 1, 2002, the Company adopted the Spire Corporation Non-Qualified Deferred Compensation Plan (the "Plan") for Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company (the "Participant"). Under this Plan, the Company makes equal monthly contributions to the Spire Corporation Non-Qualified Deferred Compensation Trust (the "Trust") up to the annually required amount of $250,000. The Company records these contributions as selling, general and administrative expense when made. The Trustee makes all investment decisions for the Trust on behalf of the Participant. The Company has not guaranteed a return on investment for the Participant, however, all earnings and losses on the Plan assets are borne by the Participant. All contributions and earnings are fully vested to the Participant when made but are subject to the Company's creditors in the event of bankruptcy. As a result, the assets held in the Plan have been recorded as available-for-sale investments in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation. Unrealized gains and losses on the available-for-sale investments are recorded as accumulated other comprehensive income within the equity section of the consolidated balance sheet. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the Participant resulting from the changes in the asset value with an offsetting charge or credit to selling, general and administrative expense. Compensation expense was approximately $250,000 in each of the years ended December 31, 2008 and 2007.

13.     EARNINGS (LOSS) PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted earnings (loss) per share computations for the years ended December 31:

                                                                  2008             2007
                                                              ------------     ------------
          Weighted average number of common and common
              equivalent shares outstanding - basic              8,328,592        8,272,123
          Add:  Net additional common shares upon assumed
             exercise of common stock options                      136,031             --
                                                              ------------     ------------
          Weighted average number of common and common
             equivalent shares outstanding -  diluted            8,464,623        8,272,123
                                                              ============     ============

        For the years ended December 31, 2008 and 2007, 206,825 and 495,177 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares since their inclusion would have been anti-dilutive.

14.     LEGAL MATTERS

        From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations.

        During the second quarter of 2005 a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging patent infringement by the Company. The complaint claimed one of the Company's catheter products induced and contributed to infringement when medical professionals inserted it. The Company responded to the complaint denying all allegations and filed certain counterclaims. The Company also filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office ("USPTO"). On August 4, 2006, the Court granted the Company's motion and dismissed this lawsuit without prejudice. Plaintiffs applied to revive the applicable patent, which application was granted by the USPTO later in August 2006. Plaintiffs refiled their lawsuit against the Company on August 31, 2006. The Company has filed its answer and resumed its defense. The Company has filed summary judgment motions with the Court and a hearing was held on November 12, 2008. Following this hearing, the Judge ordered discovery reopened on the issue of possible inequitable conduct by the plaintiff, Arrow International, Inc. Based on information presently available to the Company, it believes it has meritorious legal defenses with respect to this action. If the Company is unsuccessful in its defenses, a portion of the Company's product line may be enjoined or the Company may need to redesign certain products to avoid future infringement. However, if the plaintiff's patent is found valid and infringed, the parties have already agreed to a stipulated calculation of damages based on a pre-specified nominal non-punitive royalty rate.

        The Company is not aware of any other current or pending legal proceedings to which it is or may be a party that it believes could materially adversely affect its results of operations or financial condition or cash flows.

15.     OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information".

                                     Spire          Spire                                          Total
                                     Solar        Biomedical   Optoelectronics    Corporate       Company
                                  ------------   ------------    ------------    ------------   ------------
December 31, 2008
-----------------
Net sales and revenues            $ 51,901,000   $ 11,643,000    $  5,108,000    $       --     $ 68,652,000
Earnings (loss) from operations     10,353,000     (1,075,000)     (2,784,000)           --        6,494,000
Identifiable assets                 45,209,000      4,440,000       3,962,000      14,407,000     68,018,000
Capital expenditures                   689,000         49,000         183,000         789,000      1,710,000
Depreciation and amortization          268,000        289,000       1,198,000         184,000      1,939,000
Stock-based compensation               193,000         98,000          95,000         368,000        754,000

                                     Spire          Spire                                          Total
                                     Solar        Biomedical   Optoelectronics    Corporate       Company
                                  ------------   ------------    ------------    ------------   ------------
December 31, 2007
-----------------
Net sales and revenues            $ 21,748,000   $ 11,106,000    $  4,214,000    $       --     $ 37,068,000
Earnings (loss) from operations        515,000     (1,506,000)     (2,931,000)           --       (3,922,000)
Identifiable assets                 30,983,000      4,932,000       5,630,000       7,142,000     48,687,000
Capital expenditures                   977,000        198,000         265,000         290,000      1,730,000
Depreciation and amortization          107,000        299,000       1,641,000         166,000      2,213,000
Stock-based compensation               115,000         84,000          87,000         293,000        579,000

        The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

                                    2008            %             2007            %
                                ------------      ------      ------------      ------
          United States         $ 30,377,000          44%     $ 19,714,000          53%
          Europe/N. Africa        14,665,000          22%        9,129,000          25%
          Asia                    22,782,000          33%        7,643,000          21%
          Rest of the world          828,000           1%          582,000           1%
                                ------------      ------      ------------      ------
                                $ 68,652,000         100%     $ 37,068,000         100%
                                ============      ======      ============      ======

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

        Earnings (loss) from operations is net sales less cost of sales, selling, general and administrative expenses, gain on sales of licenses and gain on termination of contract, but is not affected either by non-operating income or by income taxes. In calculating earnings from operations for individual business units, substantial administrative expenses incurred at the operating level that are common to more than one segment are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

        Revenues from contracts with United States government agencies for 2008 and 2007 were approximately $1,709,000 and $1,303,000, or 2% and 4% of consolidated net sales and revenues, respectively.

        The Company did not have any customers that accounted for more than 10% of consolidated net sales and revenues in 2008. One customer accounted for approximately 15% of consolidated net sales and revenues during 2007. Two customers represented approximately 13% and 11% of net accounts receivable, trade at December 31, 2008 and two customers represented approximately 34% and 16% of net accounts receivable, trade at December 31, 2007.

        Spain and India were the only foreign countries that accounted for more than 10% of sales in 2008 and Spain and Taiwan were the only foreign countries that accounted for more than 10% of sales in 2007. Net sales to customers in Spain and India accounted for $9,205,000 and $8,622,000, respectively, in 2008 and net sales to customers in Spain and Taiwan accounted for $7,331,000 and $5,208,000, respectively, in 2007.

16.     SALE OF LICENSES

        On May 16, 2005, the Company entered into the global Consortium Agreement with Nisshinbo for the development, manufacturing, and sales of solar photovoltaic module manufacturing equipment. Nisshinbo's prior relationship with Spire was as a sub-licensee of Marubeni Corporation with whom the Company had a license arrangement that was originally signed in 1997, extended in 2003, and terminated in May 2005. Nisshinbo's role as sub-licensee was to manufacture equipment for Marubeni to sell to the Japanese market based upon the Company's proprietary technology. Under the terms of the Consortium Agreement, Nisshinbo purchased a license to manufacture and sell the Company's module manufacturing equipment on a semi-exclusive basis for an upfront fee plus additional royalties based on ongoing equipment sales over a ten-year period. In addition, the Company and Nisshinbo agreed, but were not obligated, to pursue joint research and development, product improvement activities and sales and marketing efforts. The companies could share market costs such as product collateral and trade show expenses. Each company could also collaborate on sales leads and have the other company manufacture and service its equipment in the field. Both companies had reciprocal rights to participate in the other company's R&D efforts on a going-forward basis. Nisshinbo could request the Company to further develop a technology but Nisshinbo had to (a) share in the costs of these development efforts equally with the Company (and thereafter have joint ownership); otherwise the Company would own the technology under a partial contribute or no participation by Nisshinbo with the Company receiving a royalty from Nisshinbo if it utilizes the technology. At the end of the license all non-jointly owned technology developed under the Consortium Agreement would revert back to the owner, with the other party being required to purchase a new license based upon the fair market value of that technology in order to continue to utilize the technology.

        On June 27, 2005, the Company received JPY 400,000,000 from the sale of this permanent license. The Company determined that the Consortium Agreement contained multiple elements consisting of (1) the granting of a license to utilize the Company's technology and (2) the semi-exclusive right to utilize the technology for a period of 10 years. The Company believes the granting of the license meets the criteria of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Elements", paragraph 9(a), as the license to utilize the technology has value to Nisshinbo on a stand-alone basis. Further, Question 1 to Securities and Exchange Commission ("SEC") Staff Accounting Bulletin Topic 13A-3f "Nonrefundable Up-Front Fees", was directly considered as guidance for determining if the upfront fee under the Consortium Agreement should be recognized upon the signing of contract or recognized over the term of the license. It is the Company's belief that a separate earnings process was complete as Nisshinbo was purchasing access to utilize technology it already had in its possession; therefore, recognition of the gain on the sale was appropriate. The Company has determined the fair value of the license and royalty based on an appraisal. As a result, a $3,320,000 gain was recognized as a gain on sale of license in the consolidated statements of operations for the year ended December 31, 2005. The balance of $350,000 was determined to represent an advanced royalty payment and was recorded as an advance on contracts in progress. This amount was being credited as royalty income over the ten-year license period on a straight-line basis. Due to the termination of the Consortium Agreement on November 30, 2008 (see Note 17), the Company accelerated the recognition of the remaining royalty income balance in the forth quarter of 2008. The Company recognized $263,000 and $35,000 of royalty income associated with this license in 2008 and 2007, respectively.

17.     GAIN ON TERMINATION OF CONTRACT

        On September 1, 2008, Nisshinbo delivered a letter to the Company stating its intention to terminate the Consortium Agreement entered into between Nisshinbo and the Company on May 16, 2005 (see Note 16 for more on the Consortium Agreement). Pursuant to the Consortium Agreement, Nisshinbo provided its 180 day prior notice to terminate the Consortium Agreement effective as of February 28, 2009. However, on November 28, 2008, the Company signed the Separation Agreement with Nisshinbo that, among other things, accelerated the termination of the Consortium Agreement and the payment by Nisshinbo to the Company of an early termination penalty. Under the Separation Agreement, the termination of the Consortium Agreement was effective as of November 30, 2008.

        Under the terms of the Consortium Agreement and the Separation Agreement, as a result of early termination by

Nisshinbo for convenience, the Company received a termination penalty payment of $6.8 million in December 2008. In addition, the Company received a final royalty payment of approximately $659,000 from Nisshinbo for outstanding equipment being built by Nisshinbo for its customer base. The Company granted Nisshinbo a perpetual, royalty-free, non-exclusive, non-sub-licensable (for four (4) years) license to the Company's existing solar photovoltaic module manufacturing equipment methods of engineering, designing, manufacturing and other related methods that were in effect when the Company entered into the Consortium Agreement in 2005. Both parties declined technology licenses for technology developed by the other party during the term of the Consortium Agreement. Nisshinbo will continue to manufacture certain products for the Company on a non-exclusive basis.

18.     MANUFACTURING AGREEMENTS

        On August 29, 2006, the Company's wholly owned subsidiary, Spire Semiconductor, entered into a five-year manufacturing agreement in which it would be the exclusive supplier to Principia Lightworks, Inc. ("Principia"), of semiconductor wafers, enabling Principia, a Woodland Hills, California firm, to begin high volume production of its patented device, an electron beam pumped vertical cavity surface emitting laser ("eVCSEL") as a light source for production display applications, including rear-projection consumer televisions. Spire Semiconductor would manufacture epitaxial wafers which will be further processed by Principia to produce red, blue, and green colored lasers.

        Under the terms of this agreement, Spire Semiconductor would be producing III/V and II/VI wafers for Principia with full production expected to start in mid 2008. Spire Semiconductor would have begun the scale-up of its existing metalorganic chemical vapor deposition ("MOCVD") and related processing facilities to satisfy Principia's requirements. Principia made an up-front payment for nonrecurring engineering and facility access costs and, in addition, was required to make monthly facility availability payments throughout the term of the agreement. The first eighteen months of the facility availability payments were secured by a pledge of Principia common equity which was to be returned after eighteen months upon receipt of the monthly payments. The Company reviewed FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt", and determined that the Company should not recognize the pledged shares and only would recognize if Principia defaulted under the terms of the agreement. Principia has no right of repayment with respect to these payments. Spire Semiconductor had an obligation to purchase and qualify MOCVD equipment to manufacture the wafers and make available the facility for Principia's manufacturing needs for a period of 5 years. Upon qualification, Principia had an obligation to purchase a minimum quantity of wafers for the first two years of the Agreement. A fixed price had been established for each wafer produced with some discounting contingent upon Principia committing to certain volume commitments. During the fourth quarter of 2007, the two companies modified their agreement such that it was agreed that Spire Semiconductor had qualified the new equipment. The Company began revenue recognition of the advance payments related to the facility preparation and availability on a straight line basis. This amounted to $526,000 and $357,000 in revenue in 2008 and 2007, respectively. Spire Semiconductor had full ownership of the equipment and could utilize any excess capacity for other customers. In September 2006, the Company entered into a purchase order with a manufacturer of MOCVD equipment. Although the Company committed resources to complete the scale-up, it anticipated this up-front payment plus the monthly payments would be sufficient to meet its capital requirements under the agreement. Providing the parties met their respective obligations over the term of the agreement, no net outlay of capital would be needed.

        On August 29, 2008, the Company delivered to Principia a Notice of Breach and Pending Termination of the manufacturing agreement. Under the terms of the manufacturing agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and, in addition was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make certain monthly facility availability payments, the Company has reserved $225,000 against Principia's accounts receivable balance at December 31, 2008. The Company entered into a mutual standstill agreement with Principia which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

        On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into a separation and novation agreement (the "Novation Agreement"). Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor will be released from its production requirements to Principia. Principia is released from paying its future facility availability payments due under the Manufacturing Agreement but will be required to pay outstanding facility availability payments of $300,000. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. Additionally, in the first quarter of 2009 the Company will accelerate the amortization of deferred revenue and will recognize $1.54 million in statement of operations related to the termination of the Manufacturing Agreement.

        On March 16, 2006, the Company entered into a Turn-Key Project Agreement to provide a privately owned solar firm located in Europe (the "Purchaser"), a commercially sized multi-megawatt turn-key Photovoltaic Cell Manufacturing Line (the "Cell Line") for $6.75 million (to be paid over the course of two years upon the achievement of certain milestones). The agreement was subsequently amended to include automation equipment bringing the total value of the contract to $9 million. The Cell Line has been shipped to the customer and the Company began installation in 2008. The Company is subject to certain penalty provisions if the Cell Line does not meet agreed-upon performance criteria within a set period of time. Under this agreement, the Company also agreed to supply the Purchaser up to 1,500,000 mono-crystalline wafers or multi-crystalline wafers (meeting certain electrical capacity and efficiency standards) prior to the starting date of production of cells by the Cell Line or within 60 days after shipment of the Cell Line. The actual amount of wafers ordered and the price of such wafers is subject to the mutual agreement of the parties, and the Purchaser may cancel this non-exclusive arrangement at any time. The price for such wafer supply is in addition to the purchase price for the Cell Line. At December 31, 2008, the criteria for revenue recognition under Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", have not been met therefore no revenue has been recognized.

19.     EXTRAORDINARY GAIN ON INVESTMENT IN JOINT VENTURE

        On July 31, 2007, the Company entered into contractual relationship with Gloria Solar pursuant to which (i) the Company sold Gloria Solar certain assets belonging to its solar systems business for $4,000,000 and (ii) the Company and Gloria Solar formed a joint venture named Gloria Spire Solar, LLC, for the purpose of pursuing the solar photovoltaic systems market within the United States. The joint venture will design, market, sell and manage the installation of systems for the generation of electrical power by solar photovoltaic means in primarily commercial/industrial and utility segments of such market (the "JV Systems Business"). Gloria Solar owns 55% of the joint venture and the Company owns 45% of the joint venture. In connection with the formation of the joint venture, (i) the Company contributed to the joint venture assets primarily relating to the JV Systems Business, including certain intellectual property and know-how, access to information technology assets and relationships, relationships with current and previous customers, contract backlog and project opportunities, certain registered trademarks, and employment relationships with staff members and (ii) Gloria Solar contributed $5,000,000 in cash. This transaction closed on September 4, 2007. The Company's initial investment was recorded at $2,288,000. As a result of applying the provisions of Accounting Principles Board ("APB") Opinion No. 18 "THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK" to the differences between the fair value of the assets contributed and the cost basis on our books, the Company recorded an extraordinary gain of $1,301,000, net of tax provision of $877,000 for the year ended December 31, 2007. Additional recognition of the deferential will be recorded over time to offset the Company's ownership percentage of the amortization of the contributed intangibles assets as recorded on the joint venture's books.

20.     SUBSEQUENT EVENTS

        On March 3, 2009, the Company received a Staff Determination Letter from Nasdaq indicating that the Company has not regained compliance with the Rule as the market value of the Company's common stock has remained below the minimum $50,000,000 required for continued inclusion on The Nasdaq Global Market. Accordingly, its common stock is subject to delisting from the Nasdaq Global Market.

        The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. The request for a hearing will stay the Staff Determination and, as a result, the Company's common stock will remain listed on The Nasdaq Global Market until the Panel issues its decision after the hearing. There can be no assurance the Panel will grant the Company's request for continued listing.

        The Company expects to regain compliance with alternative continued listing requirements upon the filing of this Annual Report on Form 10-K, as the Company believes it now meets both (i) Marketplace Rule 4450(b)(1)(B), which alternatively requires total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or two of the three most recently completed fiscal years and (ii) Marketplace Rule 4450(a)(3), which alternatively requires stockholders' equity of at least $10 million.

        On March 31, 2009, the Bank extended the expiration of the Revolving Credit Facility under the same terms for an additional sixty days, to expire on May 29, 2009. The purpose of the extension is to allow both parties the time to negotiate an expansion of the credit limit contingent upon our qualifying for an Export-Import Bank loan guarantee.

        On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into a separation and novation agreement (the "Novation Agreement"). Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor will be released from its production requirements to Principia. Principia is released from paying its future facility availability payments due under the Manufacturing Agreement but will be required to pay outstanding facility availability payments of $300,000. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. Additionally, in the first quarter of 2009 the Company will accelerate the amortization of deferred revenue and will recognize $1.54 million in statement of operations related to the termination of the Manufacturing Agreement.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

ITEM 9A (T). CONTROLS AND PROCEDURES
------------------------------------

Restatement of Consolidated Financial Statements
------------------------------------------------

        In November 2008, we detected a side arrangement of which its existence was not taken into account when we recognized revenue on a multi-element contract. The identified contract was partially recognized in the fourth quarter of 2007 and partially in the first quarter of 2008 under multi-element arrangement accounting rules. As we could not establish the fair value of the undelivered elements given under the side arrangement, we incorrectly recognized the revenue rather than deferring all revenue until all elements were delivered.

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

        The error that caused the improper recognition of revenue was not timely identified by our procedures and controls in place and $1.735 million was incorrectly recognized as goods revenue, resulting in a material overstatement of goods revenue for the fourth quarter of fiscal year 2007 and the first quarter of 2008. On November 18, 2008, the Audit Committee of the Board of Directors, in consultation with and upon recommendation of management, concluded that due to the error in accounting for goods revenue, our previously issued financial statements for the fourth quarter and fiscal 2007 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our previously issued financial statements included in the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2008 and June 30, 2008 should no longer be relied upon and should be restated. Each of these reports was subsequently amended to include restated financial statements.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, December 31, 2008.

        A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our overall assessment of internal control over financial reporting, as discussed below, we have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 and have concluded that we have several material weaknesses. Accordingly, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management's Annual Report on Internal Control over Financial Reporting
-----------------------------------------------------------------------

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles ("US GAAP"). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management based its assessment on criteria established in "Internal Control Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Management's report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Security and Exchange Commission that permit us to provide only management's report in this annual report.

        Based on this evaluation, management concluded that the following material weaknesses in internal control over financial reporting existed as of December 31, 2008:

We had an ineffective control environment. This has been previously disclosed in prior filings. Management has designed and implemented some effective controls, however, these controls are not sufficient and are not operating effectively. Efforts to remediate deficiencies were impeded by an evolving control environment brought on by the rapid expansion in our business. We did not maintain an effective financial reporting process, ensure timely and accurate completion of financial statements and we did not maintain effective monitoring controls including reconciliations and analysis of key accounts. We did not have a sufficient level of staffing with the necessary knowledge, experience and training to ensure the completeness and accuracy of our financial statements. In addition, certain finance positions were staffed with individuals who did not possess the level of accounting knowledge, experience and training in the application of US GAAP commensurate with our financial reporting requirements. Specifically, the financial reporting organization structure was not adequate to support the size, complexity or activities of our Company.

        This affected our ability to maintain effective monitoring controls and related segregation of duties over automated and manual transactions processes. Specifically, inadequate segregation of duties led to untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective supervision and reviews.

        We did not maintain effective controls over our IT environment. Specifically, we did not perform a timely review of restricted user access in our application software system and we did not consistently follow our defined back up polices and procedures.

        The material weaknesses noted above contributed to the existence of the following control deficiencies, each of which resulted in audit adjustments and is considered to be a material weakness.

           We did not maintain effective controls over our financial closing process to ensure the complete, accurate and timely preparation and review of our consolidated financial statements. Accounts were not properly reconciled and account analysis was not performed. Inventory, prepaid expenses, deposits, other assets, accrued expenses, deferred/unbilled revenue and deferred rent were not properly reconciled. Formal review and approval of reconciliations is not working effectively.

           We did not maintain effective controls to ensure proper valuation of inventory and project cost variance review and analysis. We did not properly mark payables denominated in foreign currency to market at December 31, 2008.

           Due to the limited number of people working in the accounting group that have significant tax experience, the deferred tax analysis and the related disclosures were not prepared timely at year end. Failure to do so could result in misstatement of the financial statements or the required disclosures.

           We did not maintain effective controls to ensure existence and valuation of revenue. Specifically, we lacked formal policies and procedures to monitor revenue contracts for side agreements.

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

           Each one of these control deficiencies, until corrected, could result in a misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. As a result of these material weaknesses, audit adjustments were noted by our auditors. Additional analysis was performed and correcting entries were recorded to ensure the accuracy and completeness of our December 31, 2008 consolidated financial results. These items were addressed prior to the finalization of the consolidated financial statements.

        As a result of the foregoing, management has concluded that our internal control over financial reporting was not effective as of December 31, 2008.

        Our management has undertaken the following actions to remediate the material weakness identified.

        Management is actively addressing operational and internal control remediation efforts. New policies and procedures have been created and existing policies and procedures have been reviewed and modified as part of our documentation of internal control over financial reporting. Management believes these new controls, policies and procedures, training of key personnel, testing of these key controls will be effective in remediating these material weaknesses. Management reports quarterly to our Audit Committee on the status of the remediation effort.

        Management has partially addressed the need for additional experienced staff with the addition of a Director of Financial Reporting (February 2008) who has the primary responsibility for the financial close and reporting process and monitoring environment related to financial reporting. We also hired a Senior Financial Analyst, CPA (July 2008) who is actively involved in the financial close and reporting process and assisting us in our remediation efforts. These positions will help us address the identified weakness in the knowledge and experience required for completeness and accuracy of our financial statements and also helps improve our overall financial close and reporting process. Further, we have continued our relationship with an outside consulting firm and expanded their scope to assist us in our Sarbanes-Oxley control rationalization, testing and remediation efforts.

        In connection with the findings of our review related to the restatement, management and the Audit Committee reviewed the additional internal control procedures and processes that have been implemented since the original date of the error and have identified additional remediation steps to address the material weakness of untimely reporting of customer contract changes. We will be implementing new internal controls and enhanced accounting policies, as well as improved sales policies and procedures relating to customer contract management and order fulfillment.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

        There have been no changes during our fiscal quarter ended December 31, 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION
---------------------------

        None

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

        Information concerning our directors, executive officers and corporate governance is set forth in the Proxy Statement for the Special Meeting in Lieu of 2009 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference. Information concerning compliance with Section 16(a) of the Exchange Act is set forth under "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

        Information concerning executive compensation is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

        Information concerning security ownership of certain beneficial owners and management, and related stockholder matters, is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
----------------------------------------------------------------------
INDEPENDENCE
------------

        Information concerning certain relationships and related transactions, and director independence, is set forth in the Proxy Statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

        Information concerning principal accounting fees and services is set forth in the Proxy Statement and incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS
------------------

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

        10(k) Lease Agreement dated May 23, 2003 by and between Roger G. Little, Trustee of SPI-Trust as Landlord and Spire Corporation as Tenant, incorporated by reference to Exhibit 10(i) to the Company's Form 10-QSB for the quarter ended June 30, 2003

        10(l) Trust Agreement dated April 1, 2004 between the Company and Riggs Bank N.A. as Trustee of the Company's 401(k) Profit Sharing Plan, incorporated by reference to Exhibit 10(1) to the Company's Form 10-KSB for the year ended December 31, 2004 ("2004 10-KSB")

        10(m) Amendment No. One dated November 18, 2004 to Employment Agreement for Roger G. Little, incorporated by reference to
                  Exhibit 10(m) to the Company's 2004 Form 10-KSB

        10(n) Development, Manufacturing, and Sales Consortium Agreement between Nisshinbo Industries, Inc. and Spire Corporation, with an effective date of 16 May 2005, incorporated by reference to
                  Exhibit 10(n) to the Company's Form 10-QSB for the quarter ended June 30, 2005*

        10(o) Extension of Lease Agreement dated November 11, 2005 between Roger G. Little, Trustee of SPI-Trust and Spire Corporation (lease of premises, 77,037 sq. ft.), incorporated by reference to Exhibit 10(o) to the Company's 2005 Form 10-KSB
        10(p) Amendment Number Four to the Spire Corporation 401(k) Profit Sharing Plan dated November 21, 2005, incorporated by reference to Exhibit 10(p) to the Company's 2005 Form 10-KSB

        10(q) Turn-Key Project Agreement, dated March 16, 2006, incorporated by reference to Exhibit 10(s) to the Company's 2006 10-QSB for the quarter ended March 31, 2006 *

        10(r) Wafer Supply Agreement, dated March 16, 2006, incorporated by reference to Exhibit 10(r) to the Company's 2006 Form 10-QSB for the quarter ended March 31, 2006 *

        10(s) Manufacturing Agreement, dated August 29, 2006, by and between Bandwidth Semiconductor, LLC, a wholly owned subsidiary of Spire and Principia Lightworks, Inc., incorporated by reference to Exhibit 10(s) to the Company's 2006 Form 10-QSB for the quarter ended September 30, 2006 *

        10(t) First Amendment to Extension of Lease Agreement dated December 1, 2006 between Roger G. Little, Trustee of SPI-Trust and Spire Corporation (lease of premises, approximately 91,701 sq. ft.), incorporated by reference to Exhibit 10(t) to the Company's 2006 Form 10-KSB

        10(u) Amendment Number Five to the Spire Corporation 401(k) Profit Sharing Plan dated December 22, 2006, incorporated by reference to Exhibit 10(u) to the Company's 2006 Form 10-KSB

        10(v) Spire Corporation 2007 Stock Equity Plan, incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed with the Securities and Exchange Commission on June 5, 2007

        10(w) Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(w) to the Company's 2007 Form 10-Q for the quarter ended June 30, 2007

        10(x) Operating Agreement of Gloria Spire Solar, LLC, dated July 31, 2007, by and among the Company, Gloria Solar (Delaware) Company, Ltd. and Gloria Spire Solar, LLC, incorporated by reference to Exhibit 10(x) to the Company's Form 8-K filed with the SEC on September 10, 2007 *

        10(y) Lease Agreement, dated November 30, 2007, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation (lease of premises, approximately 144,230 sq. ft.), incorporated by reference to Exhibit 10(y) to the Company's Form 8-K filed with the SEC on December 6, 2007

        10(z) Amended and Restated Deferred Compensation Plan with Roger G. Little dated as of January 1, 2005, incorporated by reference to Exhibit 10(z) to the Company's 2008 Form 10-Q for the quarter ended March 31, 2008.

        10(aa) First Loan Modification Agreement, dated March 31, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(aa) to the Company's 2008 Form 10-Q for the quarter ended March 31, 2008.

        10(ab) Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ab) to the Company's 2008 Form 10-Q for the quarter ended March 31, 2008.

        10(ac) Second Loan Modification Agreement, dated May 13, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ac) to the Company's 2008 Form 10-Q for the quarter ended June 30, 2008.

        10(ad) Waiver and First Loan Modification Agreement, dated May 13, 2008, to Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ad) to the Company's 2008 Form 10-Q for the quarter ended June 30, 2008.

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

                                       SPIRE CORPORATION

March 31, 2009                         By: /s/ Roger G. Little
                                           -------------------------------------
                                           Roger G. Little
                                           Chairman of the Board, Chief
                                           Executive Officer, and President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                           Title                   Date
          ---------                           -----                   ----

/s/ Roger G. Little                   Chairman of the Board,      March 31, 2009
-----------------------------------   Chief Executive Officer
Roger G. Little                       and President

/s/ Christian Dufresne                Chief Financial Officer     March 31, 2009
-----------------------------------   and Treasurer
Christian Dufresne

/s/ Udo Henseler                      Director                    March 31, 2009
-----------------------------------
Udo Henseler

/s/ David R. Lipinski                 Director                    March 31, 2009
-----------------------------------
David R. Lipinski

/s/ Mark C. Little                    Chief Executive Officer,    March 31, 2009
-----------------------------------   Spire Biomedical and
Mark C. Little                        Director

/s/ Michael J. Magliochetti           Director                    March 31, 2009
-----------------------------------
Michael J. Magliochetti

/s/ Guy L. Mayer                      Director                    March 31, 2009
-----------------------------------
Guy L. Mayer

/s/ Roger W. Redmond                  Director                    March 31, 2009
-----------------------------------
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