Form 10-Q
period 2009-06-30
SPIRE CORP
filed 2009-08-14
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009; or

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ______


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


                                  781-275-6000
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_|    No |X|

     The number of shares of the registrant's common stock outstanding as of August 10, 2009 was 8,334,688.

================================================================================

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of
           June 30, 2009 and December 31, 2008 .............................   1

           Unaudited Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended June 30, 2009 and 2008   .........   2

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2009 and 2008   ...................   3

           Notes to Unaudited Condensed Consolidated Financial Statements...   4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations  ......................................  14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  25

Item 4T.   Controls and Procedures  ........................................  25



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings  ..............................................  27

Item 1A.   Risk Factors ....................................................  27

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......  27

Item 3.    Defaults Upon Senior Securities  ................................  27

Item 4.    Submission of Matters to a Vote of Security Holders  ............  27

Item 5.    Other Information  ..............................................  27

Item 6.    Exhibits  .......................................................  27

           Signatures  .....................................................  28

PART I   FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                June 30,      December 31,
                                                                                 2009            2008
                                                                             ------------    ------------
                                     ASSETS

Current assets
--------------
   Cash and cash equivalents                                                 $      3,463    $      5,971
   Restricted cash - current portion                                                1,542           4,167
                                                                             ------------    ------------
                                                                                    5,005          10,138

   Accounts receivable - trade, net                                                 5,464           8,098
   Inventories, net                                                                16,955          16,855
   Deferred cost of goods sold                                                     19,429          17,088
   Deposits on equipment for inventory                                              2,191           3,419
   Prepaid expenses and other current assets                                          529             424
   Current assets of discontinued operations and assets held for sale               1,417           1,854
                                                                             ------------    ------------
         Total current assets                                                      50,990          57,876

Property and equipment, net                                                         5,904           6,075

Intangible and other assets, net                                                      752             480
Available-for-sale investments, at quoted market value (cost of $1,658 and
   $1,859 at June 30, 2009 and December 31, 2008, respectively)                     1,636           1,434
Equity investment in joint venture                                                    450           1,473
Deposit - related party                                                               300             300
Non-current assets of discontinued operations and assets held for sale                368             380
                                                                             ------------    ------------
         Total other assets                                                         3,506           4,067
                                                                             ------------    ------------
         Total assets                                                        $     60,400    $     68,018
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
-------------------
   Current portion of equipment and revolving line of credit                 $      2,667    $      2,667
   Accounts payable                                                                 6,059           4,842
   Accrued liabilities                                                              6,901           8,150
   Current portion of advances on contracts in progress                            33,613          34,509
   Liabilities of discontinued operations                                             883             873
                                                                             ------------    ------------
         Total current liabilities                                                 50,123          51,041
Long-term portion of equipment line of credit                                          --             583
Long-term portion of advances on contracts in progress                                  6           1,149
Deferred compensation                                                               1,636           1,434
Other long-term liabilities                                                           448             293
                                                                             ------------    ------------
   Total long-term liabilities                                                      2,090           3,459
                                                                             ------------    ------------
         Total liabilities                                                         52,213          54,500
                                                                             ------------    ------------

Stockholders' equity
   Common stock, $0.01 par value; 20,000,000 shares authorized;
      8,334,688 and 8,330,688 shares issued and outstanding on
      June 30, 2009 and December 31, 2008, respectively                                83              83
   Additional paid-in capital                                                      21,124          20,774
   Accumulated deficit                                                            (12,998)         (6,914)
   Accumulated other comprehensive loss                                               (22)           (425)
                                                                             ------------    ------------
         Total stockholders' equity                                                 8,187          13,518
                                                                             ------------    ------------
         Total liabilities and stockholders' equity                          $     60,400    $     68,018
                                                                             ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ----------------------------    ----------------------------
                                                                     2009            2008            2009            2008
                                                                 ------------    ------------    ------------    ------------
Net sales and revenues
----------------------
   Sales of goods                                                $     19,028    $     12,579    $     27,550    $     22,679
   Contract research, service and license revenues                      3,145           3,375           6,010           6,918
                                                                 ------------    ------------    ------------    ------------
         Total net sales and revenues                                  22,173          15,954          33,560          29,597
                                                                 ------------    ------------    ------------    ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                                                  18,127           8,364          25,985          16,237
   Cost of contract research, services and licenses                     2,269           2,342           4,433           4,716
                                                                 ------------    ------------    ------------    ------------
         Total cost of sales and revenues                              20,396          10,706          30,418          20,953

Gross margin                                                            1,777           5,248           3,142           8,644

Operating expenses
------------------
   Selling, general and administrative expenses                         5,182           4,603           8,949           7,993
   Internal research and development expenses                             251             171             562             282
                                                                 ------------    ------------    ------------    ------------
         Total operating expenses                                       5,433           4,774           9,511           8,275
                                                                 ------------    ------------    ------------    ------------
Gains on termination of contracts                                         200              --           1,735              --
                                                                 ------------    ------------    ------------    ------------

Income (loss) from continuing operations                               (3,456)            474          (4,634)            369
----------------------------------------

Interest expense, net                                                     (76)            (48)           (134)           (108)
Loss on equity investment in joint venture                               (743)           (234)         (1,023)           (364)
Foreign exchange (loss) gain                                              (70)           (294)            139            (408)
                                                                 ------------    ------------    ------------    ------------
Total other expense, net                                                 (889)           (576)         (1,018)           (880)
                                                                 ------------    ------------    ------------    ------------

Loss from continuing operations before income tax provision            (4,345)           (102)         (5,652)           (511)
-----------------------------------------------------------
Income tax provision                                                      (14)             --             (41)             --
                                                                 ------------    ------------    ------------    ------------
Loss from continuing operations                                        (4,359)           (102)         (5,693)           (511)
-------------------------------

Loss from discontinued operations, net of taxes                          (201)           (167)           (391)           (281)
                                                                 ------------    ------------    ------------    ------------

Net loss                                                         $     (4,560)   $       (269)   $     (6,084)   $       (792)
--------                                                         ============    ============    ============    ============

Basic and diluted loss per share:
   From continuing operations after income taxes                 $      (0.52)   $      (0.01)   $      (0.68)   $      (0.06)
   From discontinued operations, net of taxes                           (0.03)          (0.02)          (0.05)          (0.04)
                                                                 ------------    ------------    ------------    ------------
   Loss per share - basic and diluted                            $      (0.55)   $      (0.03)   $      (0.73)   $      (0.10)
   ----------------------------------                            ============    ============    ============    ============

Weighted average number of common and common equivalent
shares outstanding - basic and diluted                              8,334,688       8,330,029       8,333,915       8,326,474
                                                                 ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          2009            2008
                                                                                      ------------    ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                           $     (6,084)   $       (792)
    Less: Net loss from discontinued operations                                               (391)           (281)
                                                                                      ------------    ------------
   Net loss from continuing operations                                                      (5,693)           (511)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                                         712           1,037
         Loss on equity investment in joint venture                                          1,023             364
         Deferred compensation                                                                 403            (121)
         Stock-based compensation                                                              326             409
         Provision for accounts receivable reserves                                            (26)            (34)
         Provision for inventory reserve                                                       141             150
         Changes in assets and liabilities:
             Restricted cash                                                                 2,625             141
             Accounts receivable                                                             2,660           4,288
             Inventories                                                                      (241)         (4,979)
             Deferred cost of goods sold                                                    (2,341)           (401)
             Deposits, prepaid expenses and other current assets                             1,123            (143)
             Accounts payable, accrued liabilities and other liabilities                       123           1,997
             Advances on contracts in progress                                              (2,039)          1,754
                                                                                      ------------    ------------
               Net cash (used in) provided by operating activities of
                  continuing operations                                                     (1,204)          3,951
               Net cash provided by operating activities of discontinued operations             86             162
                                                                                      ------------    ------------
               Net cash (used in) provided by operating activities                          (1,118)          4,113

Cash flows from investing activities:
-------------------------------------
   Purchase of property and equipment                                                         (529)           (925)
   Increase in intangible and other assets                                                    (284)            (33)
                                                                                      ------------    ------------
               Net cash used in investing activities of continuing operations                 (813)           (958
               Net cash used in investing activities of discontinued operations                (18)            (16)
                                                                                      ------------    ------------
               Net cash used in investing activities                                          (831)           (974)

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties                            --            (486)
   Principal payments on equipment line of credit                                             (583)           (584)
   Proceeds from exercise of stock options                                                      24              21
                                                                                      ------------    ------------
               Net cash used in financing activities                                          (559)         (1,049)
                                                                                      ------------    ------------

Net (decrease) increase in cash and cash equivalents                                        (2,508)          2,090

Cash and cash equivalents, beginning of period                                               5,971           2,372
                                                                                      ------------    ------------
Cash and cash equivalents, end of period                                              $      3,463    $      4,462
                                                                                      ============    ============

Supplemental disclosures of cash flow information:
--------------------------------------------------
   Interest paid                                                                      $        149    $        110
                                                                                      ============    ============
   Interest paid - related party                                                      $         --    $          9
                                                                                      ============    ============
   Interest received                                                                  $         14    $         11
                                                                                      ============    ============
   Income taxes paid                                                                  $         48    $         --
                                                                                      ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2009 AND 2008


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

         In the biomedical area, the Company provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products it also develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (referred to herein as the Company's "medical products business unit"); and performs sponsored research programs into practical applications of advanced biomedical and biophotonic technologies. The results and assets of the Company's medical products business unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

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

         Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 64% of net sales and revenues for the quarter ending June 30, 2009, continue to constitute a significant portion of the Company's net sales and revenues.

         The Company has incurred operating losses before non-recurring gains in 2009 and 2008. Loss from continuing operations, before gains on termination of contracts, was $3.7 million and $6.4 million for the three and six months ended June 30, 2009 and $267 thousand for the year ended December 31, 2008. For the six months ended June 30, 2009 and 2008, the cash (loss) gain (loss/gain from continuing operations less gains on termination of contract plus or minus non-cash adjustments) was $(3.6) million and $2.3 million. The gain in 2008 was primarily attributed to margins from the Company's solar business unit. As of June 30, 2009, the Company had unrestricted cash and cash equivalents of $3.5 million compared to unrestricted cash and cash equivalents of $6.0 million as of December 31, 2008. The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt provided it renegotiates its financial covenants or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain bank debt, or sell or license assets or technology on a timely basis and at appropriate values. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to a further deepening of the current global economic recession. As a result, the Company believes it has sufficient resources to finance its current operations through at least June 30, 2010.

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

         In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 2009 and December 31, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements as of that date. During the second quarter of 2008, the Company began pursing an exclusive sales process of our medical product group (the "Medical Unit"). Accordingly, the results of the Medical Unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

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

         In June 2009, the FASB issued SFAS No. 168 ("FAS 168"), THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. FAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. FAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. FAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of FAS 168 will have an impact on the Company's financial statements disclosures since all future references to authoritative accounting literature will be referenced in accordance with FAS 168.

3.       ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

         Net accounts receivable, trade consists of the following:

         (in thousands)                            June 30,      December 31,
                                                     2009            2008
                                                 ------------    ------------
         Amounts billed                          $      5,223    $      6,711
         Accrued revenue                                  581           1,790
                                                 ------------    ------------
                                                        5,804           8,501
         Less: Allowance for doubtful accounts           (340)           (403)
                                                 ------------    ------------
         Net accounts receivable - trade         $      5,464    $      8,098
                                                 ============    ============

         Advances on contracts in progress       $     33,619    $     35,658
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

4.       INVENTORIES AND DEFERRED COSTS OF GOODS SOLD

         Inventories, net of $265 thousand and $154 thousand of reserves at June 30, 2009 and December 31, 2008, respectively, consist of the following at:

         (in thousands)                            June 30,      December 31,
                                                     2009            2008
                                                 ------------    ------------
         Raw materials                           $      2,886    $      3,517
         Work in process                                5,810           7,385
         Finished goods                                 8,259           5,953
                                                 ------------    ------------
         Net inventory                           $     16,955    $     16,855
                                                 ============    ============
         Deferred cost of goods sold             $     19,429    $     17,088
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

5.       LOSS PER SHARE

         The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                                                  Three Months              Six Months
                                                                                  Ended June 30,          Ended June 30,
                                                                              ---------------------   ---------------------
                                                                                 2009        2008        2009        2008
                                                                              ---------   ---------   ---------   ---------
         Weighted average number of common and common equivalent shares
            outstanding - basic                                               8,334,688   8,330,029   8,333,915   8,326,474
         Add:  Net additional common shares upon assumed exercise of common
            stock options                                                            --          --          --          --
                                                                              ---------   ---------   ---------   ---------
         Adjusted weighted average number of common and common equivalents
            shares outstanding - diluted                                      8,334,688   8,330,029   8,333,915   8,326,474
                                                                              =========   =========   =========   =========

         For the three and six months ended June 30, 2009, 76,542 and 61,544 shares, respectively, and for the three and six months ended June 30, 2008, 168,834 and 188,760 shares, respectively, issuable relative to stock options were excluded from the calculation of diluted shares since their inclusion would have been anti-dilutive.

         In addition, for the three and six months ended June 30, 2009, 528,448 and 493,947 shares, respectively, and for the three and six months ended June 30, 2008, 39,500 and zero shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.       OPERATING SEGMENTS AND RELATED INFORMATION

         The following table presents certain continuing operating division information in accordance with the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information."

(in thousands)                                                                          Total
                                              Solar      Biomedical  Optoelectronics   Company
                                           ----------    ----------    ----------    ----------
For the three months ended June 30, 2009
----------------------------------------
Net sales and revenues                     $   19,038    $    2,252    $      883    $   22,173
Income (loss) from continuing operations   $   (3,077)   $      238    $     (617)   $   (3,456)

For the three months ended June 30, 2008
----------------------------------------
Net sales and revenues                     $   12,647    $    1,927    $    1,380    $   15,954
Income (loss) from continuing operations   $    1,127    $      (14)   $     (639)   $      474

For the six months ended June 30, 2009
--------------------------------------
Net sales and revenues                     $   27,611    $    4,409    $    1,540    $   33,560
Income (loss) from continuing operations   $   (5,311)   $      595    $       82    $   (4,634)

For the six months ended June 30, 2008
--------------------------------------
Net sales and revenues                     $   22,940    $    3,840    $    2,817    $   29,597
Income (loss) from continuing operations   $    1,440    $      (76)   $     (995)   $      369

The following table shows net sales and revenues by geographic area (based on customer location):

                              Three Months Ended June 30,                    Six Months Ended June 30,
                    --------------------------------------------    --------------------------------------------
(in thousands)        2009          %         2008          %         2009         %          2008          %
                    --------    --------    --------    --------    --------    --------    --------    --------
United States       $  7,916          36%      5,859          37%   $ 14,741          44%     10,693          36%
Europe/Africa         11,335          51       2,983          19      14,266          42       8,058          27
Asia                   2,882          13       7,099          44       4,260          13      10,747          36
Rest of the world         40          --          13          --         293           1          99           1
                    --------    --------    --------    --------    --------    --------    --------    --------
                    $ 22,173         100%   $ 15,954         100%   $ 33,560         100%   $ 29,597         100%
                    ========    ========    ========    ========    ========    ========    ========    ========

         Revenues from contracts with United States government agencies for the three months ended June 30, 2009 and 2008 were approximately $5.2 million and $353 thousand or 24% and 2% of consolidated net sales and revenues, respectively.

         Revenues from contracts with United States government agencies for the six months ended June 30, 2009 and 2008 were approximately $7.3 million and $753 thousand or 22% and 3% of consolidated net sales and revenues, respectively.

         Two customers accounted for approximately 69% and one customer accounted for approximately 11% of the Company's gross sales during the three months ended June 30, 2009 and 2008, respectively. Two customers accounted for approximately 51% and one customer accounted for approximately 16% of the Company's gross sales during the six months ended June 30, 2009 and 2008, respectively. Two customers represented approximately 22% of trade account receivables at June 30, 2009 and two customers represented approximately 27% of trade account receivables at December 31, 2008.

7.       INTANGIBLE AND OTHER ASSETS

         Patents amounted to $57 thousand and $68 thousand net of accumulated amortization of $692 thousand and $680 thousand, at June 30, 2009 and December 31, 2008, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. Amortization expense, relating to patents, was approximately $6 thousand and $8 thousand for the three months ended June 30, 2009 and 2008, respectively, and approximately $12 thousand and $17 thousand for the six months ended June 30, 2009 and 2008, respectively.

         For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at June 30, 2009 of $445 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

                                                 Amortization
         (in thousands)                             Expense
         -----------------------------           ------------
         2009 remaining 6 months                 $         56
         2010                                             112
         2011                                             106
         2012                                              94
         2013 and beyond                                  134
                                                 ------------
                                                 $        502
                                                 ============

         Also included in other assets are approximately $250 thousand of refundable deposits made by the Company at June 30, 2009 and $10 thousand at December 31, 2008.

8.       AVAILABLE-FOR-SALE INVESTMENTS

         Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

                                                   June 30,      December 31,
         (in thousands)                              2009            2008
                                                 ------------    ------------
         Equity investments                      $      1,316    $      1,170
         Government bonds                                 280             190
         Cash and money market funds                       40              74
                                                 ------------    ------------
                                                 $      1,636    $      1,434
                                                 ============    ============

         These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss. As of June 30, 2009, the unrealized loss on these marketable securities was $22 thousand and as of December 31, 2008, the unrealized loss on these marketable securities was $425 thousand.

         Effective January 1, 2008, the Company adopted SFAS No. 157, FAIR VALUE MEASUREMENTS ("FAS 157"). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, EFFECTIVE DATE OF FASB STATEMENT NO. 157, which provides a one year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, the Company has adopted the provisions of FAS 157 with respect to its non-financial assets and non-financial liabilities. FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date. The application of FAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FASB Staff Position No. FAS 157-3, DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE, ("FAS 157-3") in October 2008. FAS 157-3 became effective immediately and did not significantly impact the methods by which the Company determines the fair values of its financial assets.

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

         The following table presents the financial instruments related to the Company's non-qualified deferred compensation plan carried at fair value as of June 30, 2009 by FAS 157 valuation hierarchy (as defined above).

         (in thousands)                           Level 1       Level 2       Level 3       Total
                                                ----------    ----------    ----------   ----------
         Cash and short term investments        $       40    $       --    $       --   $       40
         Fixed income                                   --           331            --          331
         Equities                                      846           419            --        1,265
                                                ----------    ----------    ----------   ----------
         Total available for-sale-investments   $      886    $      750    $       --   $    1,636
         Percent of total                               54%           46%           --          100%

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

         On March 31, 2008, the Company entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide the Company with a credit line up to $5 million. The Company's obligations under the Equipment Credit Facility were secured by substantially all of its assets and advances under the Revolving Credit Facility were limited to 80% of eligible receivables and the lesser of 25% of the value of its eligible inventory, as defined, or $2.5 million if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7%). In addition, the Company agreed to pay to the Bank a monthly collateral monitoring fee in the event the Company was in default of its covenants and agreed to the following additional terms: (i) $50 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. In addition, on March 31, 2008 the Company's existing Equipment Credit Facility was amended whereby the Bank granted a waiver for the Company's defaults for not meeting its December 31, 2007 quarter liquidity and profit covenants and for not meeting its January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants, as discussed below, contained in the Revolving Credit Facility. The Company's interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent (0.5%) to the greater of Bank Prime plus one percent (1%) or seven percent (7%).

         On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying the Company's net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in the Company's interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, the Company's term loan balance was to be factored in when calculating the Company's borrowing base under the Revolving Credit Facility.

         On March 31, 2009, the Bank extended the expiration of the Revolving Credit Facility under the same terms in order to allow both parties the time to negotiate an expansion of the credit limit contingent upon the Company qualifying for an Export-Import Bank loan guarantee.

         On June 22, 2009, the Company and its subsidiaries entered into two separate credit facilities with the Bank providing for credit lines of up to $8 million in the aggregate: (i) an Amended and Restated Loan and Security Agreement (the "Restated Revolving Credit Facility") pursuant to which the Bank agreed to provide the Company with a credit line of up to $3 million and (ii) an Export-Import Bank Loan and Security Agreement (the "Ex-Im Facility") pursuant to which the Bank agreed to provide the Company with a credit line of up to $5 million to be guaranteed by the Export-Import Bank of the United States (the "EXIM Bank").

         Under the terms of the Restated Revolving Credit Facility, the Bank agreed to provide the Company with a credit line of up to $3 million. The Company's obligations under the Restated Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Restated Revolving Credit Facility are limited to 80% of eligible receivables. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if the Company achieves positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, the Company agreed to pay the Bank a monthly collateral monitoring fee in the event the Company is in default of its covenants and agreed to the following additional terms: (i) $67.5 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 1.0% of the total credit line.

         In addition, under the Restated Revolving Credit Facility, the Company's existing Equipment Credit Facility with the Bank was amended whereby the Bank and the Company agreed that there would be no additional availability under such facility and, based on an outstanding principal amount of $1.2 million on June 22, 2009, the Company would continue to make monthly installments of principal of $97,222 plus accrued interest until the outstanding balance was paid in full on June 10, 2010. The Company's interest rate with respect to the outstanding balance was also modified so that interest accrues at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

         Under the terms of the Ex-Im Facility, the Bank agreed to provide the Company with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. The Company's obligations under the Ex-Im Facility are secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the lesser of 50% of the value of eligible inventory, as defined, or $3 million. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of
(i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if the Company achieves positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, in the event of an early termination, the Company agreed to pay the Bank an early termination fee of 1.0% of the total credit line.

         Under the Restated Revolving Credit Facility and the Ex-Im Facility, as long as any commitment remains outstanding under the facilities, the Company must comply with a minimum tangible net worth covenant and a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company and its subsidiaries. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

         The Equipment Credit Facility principal balance outstanding was $1.2 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. The principal balance outstanding under the Restated Revolving Credit Facility (and the prior Revolving Credit Facility) was $1.5 million at June 30, 2009 and December 31, 2008. Under the credit facilities the Company was required to maintain a minimum tangible net worth (as defined) of $10.0 million; the Company's tangible net worth (as defined) at June 30, 2009 was $7.4 million. The Company was not in compliance with its credit facilities tangible net worth covenant as of June 30, 2009, but not in default, because a Bank waiver has been received. More likely than not, the Company will not be in compliance with its credit facilities tangible net worth covenant on a going forward basis. Accordingly, the Company has entered into discussions with the Bank to renegotiate and restructure the terms of its two credit facilities to more closely match its business model.

Annual maturities of the Equipment Credit Facility and the Restated Revolving Credit Facility as of June 30, 2009 are as follows:

         (in thousands)
         Year Ending December 31,
         2009 (remaining 6 months)                      $        583
         2010                                                  2,084
                                                        ------------
         Total equipment and revolving line of credit   $      2,667
                                                        ============


10.      STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

         In accordance with SFAS No. 123(R), SHARE-BASED PAYMENT, the Company has recognized stock-based compensation expense of approximately $177 thousand and $213 thousand for the three months ended June 30, 2009 and 2008, respectively, and approximately $326 thousand and $409 thousand for the six months ended June 30, 2009 and 2008, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                Three Months Ended June 30,   Six Months Ended June 30,
                                                   ---------------------       ---------------------
(in thousands)                                       2009         2008           2009         2008
                                                   --------     --------       --------     --------
Cost of contract research, services and licenses   $     11     $     14       $     18     $     27
Cost of goods sold                                       35           36             64           68
Administrative and selling                              131          163            244          314
                                                   --------     --------       --------     --------
      Total stock-based compensation               $    177     $    213       $    326     $    409
                                                   ========     ========       ========     ========

         At June 30, 2009, the Company had outstanding options under the 2007 Stock Equity Plan (the "Plan"). The Plan was approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

         A summary of options outstanding under the Plan as of June 30, 2009 and changes during the six-month period is as follows:

                                                                         Average
                                                                        Remaining     Aggregate
                                                         Weighted-     Contractual    Intrinsic
                                            Number of     Average          Life         Value
                                             Shares    Exercise Price    (Years)   (in thousands)
                                           ----------    ----------    ----------    ----------
Options Outstanding at December 31, 2008      606,177    $     7.52
Granted                                       175,000    $     5.93
Exercised                                      (4,000)   $     1.78
Cancelled/expired                              (8,500)   $     7.78
                                           ----------    ----------
Options Outstanding at June 30, 2009          768,677    $     7.19         7.51   $      307
                                           ==========    ==========

Options Exercisable at June 30, 2009          399,412    $     6.80         6.11   $      285
                                           ==========    ==========

         The per-share weighted-average fair value of stock options granted during the three and six months ended June 30, 2009 was $3.99 and $3.79, respectively, and $9.15 and $7.96 for the three and six months ended June 30, 2008, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                     Expected       Risk-Free      Expected       Expected
           Year   Dividend Yield  Interest Rate  Option Life  Volatility Factor
         -------- --------------  -------------  -----------  -----------------
           2009          --           2.10%       4.5 years        82.8%
           2008          --           2.73%       4.5 years        70.6%

         The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

11.      COMPREHENSIVE LOSS

         Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                            For the Three Months Ended June 30,   For the Six Months Ended June 30,
                                                ----------------------------        ----------------------------
(in thousands)                                      2009            2008                2009            2008
                                                ------------    ------------        ------------    ------------
Net loss                                        $     (4,560)   $       (269)       $     (6,084)   $       (792)
Other comprehensive income (loss):
   Unrealized gain (loss) on available for
   sale marketable securities, net of tax                356             (59)                403            (121)
                                                ------------    ------------        ------------    ------------
Total comprehensive loss                        $     (4,204)   $       (328)       $     (5,681)   $       (913)
                                                ============    ============        ============    ============

12.      GAINS ON TERMINATION OF CONTRACTS

         On August 29, 2008, the Company delivered to Principia Lightworks, Inc. ("Principia") a Notice of Breach and Pending Termination (the "Notice") of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the "Manufacturing Agreement"). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make monthly facility availability payments in 2008, the Company has fully reserved $225 thousand against Principia's accounts receivable balance. The Company entered into a mutual standstill agreement with Principia, which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

         On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into a separation and novation agreement (the "Novation Agreement"). Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor was released from its production requirements to Principia. Principia was released from paying its future facility availability payments due under the Manufacturing Agreement but will be required to pay facility availability payments of $300 thousand. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. During the three months ended March 31, 2009, the Company accelerated the amortization of deferred revenue and recognized $1.54 million as a gain on termination of contracts related to the termination of the Manufacturing Agreement.

         On June 18, 2009, the Company entered into a settlement agreement with Marubeni Corporation with respect to the License to Manufacture and Distribute Equipment Agreement (the "License Agreement") dated April 1, 2003 for the license of manufacturing and distribution in Japan of the Company's solar photovoltaic modular manufacturing equipment. Under the terms of the settlement agreement, both parties agreed to terminate the License Agreement including but not limited to the eighteen (18) month non-compete obligation. As a result of the settlement, the Company received a payment and recognized a gain on termination of contracts of $200 thousand in the second quarter of 2009.

13.      LIQUIDATION OF JOINT VENTURE

         In July 2007, the Company entered into a joint venture with Gloria Solar Co., Ltd. and related entities ("Gloria Solar"), a leading cell and module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. The Company's 45% ownership stake in the joint venture, Gloria Spire Solar, LLC (the "Joint Venture"), was obtained through the contribution of the Company's building integrated photovoltaic business to Gloria Solar. Gloria Solar owns the remaining 55% of the Joint Venture. The Joint Venture was formed for the purpose of pursuing the solar photovoltaic systems market within the United States. On June 3, 2009, the Company entered into a Liquidation Agreement, as amended (the "Liquidation Agreement"), with Gloria Solar pursuant to which the parties agreed to liquidate the Joint Venture. Under the terms of the Liquidation Agreement, the parties agreed to a specified allocation of the remaining assets of the Joint Venture after all liabilities have been paid, with each party receiving a share of project leads, intellectual property and remaining cash. The Company will assume responsibility for supporting the Joint Venture's existing client base, including the remaining warranties. As a result of the liquidation, the Company has formed Spire Solar Systems as a full-service organization, offering system designs and project management to domestic markets.

         Since the Joint Venture's inception, the Company has reported financial results of the Joint Venture one quarter in arrears. Due to the expected liquidation of the Joint Venture in the third quarter of 2009, the Company has reported losses this quarter on equity investment of its share of the Joint Venture's first and second quarter losses in 2009 of $310 thousand and $348 thousand, respectively. The Company has recorded an impairment charge of $85 thousand to reduce the value of the investment to the estimated proceeds from the liquidation.

14.      DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

         In accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows present the results and assets of the Company's medical products business unit (the "Medical Products Business Unit") as discontinued operations and assets held for sale. During the second quarter of 2009, the Company began pursuing an exclusive sales process of the Medical Products Business Unit. The Company has (i) determined that the Medical Products Business Unit was a separate component of the Company's business as, historically, management reviewed separately the Medical Products Business Unit's financial results apart from the Company's ongoing continuing operations, (ii) eliminated the Medical Products Business Unit's financial results from ongoing operations and (iii) determined that the Company will have no further continuing involvement in the operations of the Medical Products Business Unit or cash flows from the Medical Products Business Unit after the sale.

         Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $115 thousand and $162 thousand for the three months ended June 30, 2009 and 2008, respectively, and $234 thousand and $290 thousand for the six months ended June 30, 2009 and 2008, respectively.

         The assets and liabilities of the Medical Products Business Unit as of June 30, 2009 and December 31, 2008 are as follows:

(in thousands)                                                                       June 30,    December 31,
                                                                                       2009         2008
                                                                                    ----------   ----------
                              ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Current assets of discontinued operations and assets held for sale
------------------------------------------------------------------
   Accounts receivable - trade, net                                                 $      524   $      775
   Inventories, net                                                                        843        1,021
   Deposits on equipment for inventory                                                      46           14
   Prepaid expenses and other current assets                                                 4           44
                                                                                    ----------   ----------
         Total current assets of discontinued operations and assets held for sale        1,417        1,854

Property and equipment, net                                                                  9           14

Intangible and other assets, net                                                           359          366
                                                                                    ----------   ----------
         Total assets of discontinued operations and assets held for sale           $    1,785   $    2,234
                                                                                    ==========   ==========

                                        LIABILITIES OF DISCONTINUED OPERATIONS

Current liabilities of discontinued operations
----------------------------------------------
   Accounts payable                                                                 $      477   $      319
   Accrued liabilities                                                                     406          554
                                                                                    ----------   ----------
         Total current liabilities of discontinued operations                              883          873
                                                                                    ----------   ----------
         Total liabilities of discontinued operations                               $      883   $      873
                                                                                    ==========   ==========

         Condensed results of operations relating to the Medical Unit are as follows:

                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      ------------------------      ------------------------
(in thousands)                           2009          2008            2009          2008
                                      ----------    ----------      ----------    ----------
  Net sales and revenues              $      687    $      931      $    1,594    $    1,826
  Gross margin                        $      196    $      389      $      403    $      791
  Loss from discontinued operations   $     (201)   $     (167)     $     (391)   $     (281)

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

         In July 2007, we entered into a joint venture with Gloria Solar Co., Ltd. and related entities ("Gloria Solar"), a leading cell and module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. Our 45% ownership stake in the joint venture, Gloria Spire Solar, LLC (the "Joint Venture"), was obtained through the contribution of our building integrated photovoltaic business to Gloria Solar. Gloria Solar owns the remaining 55% of the Joint Venture. The Joint Venture was formed for the purpose of pursuing the solar photovoltaic systems market within the United States. On June 3, 2009, we entered into a Liquidation Agreement, as amended (the "Liquidation Agreement"), with Gloria Solar pursuant to which the parties agreed to liquidate the Joint Venture. Under the terms of the Liquidation Agreement, the parties agreed to a specified allocation of the remaining assets of the Joint Venture after all liabilities have been paid, with each party receiving a share of project leads, intellectual property and remaining cash. We will be taking responsibility over supporting the Joint Venture's existing client base, including the remaining warranties. As a result of the liquidation, we have formed Spire Solar Systems as a full-service organization, offering system designs and project management to domestic markets. See Note 13.

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

         During the second quarter of 2009, we began pursuing an exclusive sales process of our Medical Products Business Unit. Accordingly, the results and assets of the Medical Unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

         Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems. Export sales, which amounted to 64% of net sales and revenues for the six months ended June 30, 2009, continue to constitute a significant portion of our net sales and revenues.

Results of Operations
---------------------

         The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                                -------------------------     -------------------------
                                                   2009           2008           2009           2008
                                                ----------     ----------     ----------     ----------
Net sales and revenues                                 100%           100%           100%           100%
Cost of sales and revenues                              92             67             91             71
                                                ----------     ----------     ----------     ----------
     Gross profit                                        8             33              9             29
Selling, general and administrative expenses           (24)           (29)           (26)           (27)
Internal research and development expenses              (1)            (1)            (2)            (1)
Gains on termination of contracts                        1             --              5             --
                                                ----------     ----------     ----------     ----------
     Income (loss) from continuing operations          (16)             3            (14)             1
Other expense, net                                      (4)            (4)            (3)            (3)
                                                ----------     ----------     ----------     ----------
     Loss from continuing operations before
     income tax provision                              (20)            (1)           (17)            (2)
Income tax provision                                    --             --             --             --
                                                ----------     ----------     ----------     ----------
     Loss from continuing operations                   (20)            (1)           (17)            (2)
Loss from discontinued operations, net of tax           (1)            (1)            (1)            (1)
                                                ----------     ----------     ----------     ----------
     Net loss                                          (21%)           (2%)          (18%)           (3%)
                                                ==========     ==========     ==========     ==========

OVERALL

         Our total net sales and revenues for the six months ended June 30, 2009 were $33.6 million as compared to $29.6 million for the six months ended June 30, 2008, which represents an increase of $4 million or 13%. The increase was primarily attributable to a $4.7 million increase in solar sales and a slight increase in biomedical sales, partially offset by a $1.3 million decrease in optoelectronics sales.

SOLAR BUSINESS UNIT

         Sales in our solar business unit increased 20% during the six months ended June 30, 2009 to $27.6 million as compared to $22.9 million in the six months ended June 30, 2008. The increase is the result of sales in solar cell materials during 2009, partially offset by a decrease in solar equipment sales. We did not sell solar cell materials in 2008.

BIOMEDICAL BUSINESS UNIT

         Revenues of our biomedical business unit increased 15% during the six months ended June 30, 2009 to $4.4 million as compared to $3.8 million in the six months ended June 30, 2008. The increase reflects increased revenues from our orthopedics coatings services partially offset by a decrease in revenue from research and development contracts.

OPTOELECTRONICS BUSINESS UNIT

         Revenues in our optoelectronics business unit decreased 45% to $1.5 million during the six months ended June 30, 2009 as compared to $2.8 million in the six months ended June 30, 2008. The decrease reflects an overall decrease in optoelectronics activities attributable to a further deepening of the current global economic recession and to a lesser extent the termination of a contract as discussed below in Gains on Termination of Contracts.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended
-------------------------------------------------------------------------------
June 30, 2008
-------------

NET SALES AND REVENUES

         The following table categorizes our net sales and revenues for the periods presented:

                                                  Three Months Ended June 30,    Increase/(Decrease)
                                                   -----------------------    ------------------------
(in thousands)                                        2009         2008           $              %
                                                   ----------   ----------    ----------    ----------
Sales of goods                                     $   19,028   $   12,579    $    6,449         51%
Contract research, services and license revenues        3,145        3,375          (230)        (7%)
                                                   ----------   ----------    ----------
   Net sales and revenues                          $   22,173   $   15,954    $    6,219         39%
                                                   ==========   ==========    ==========

         The 51% increase in sales of goods for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily due to new sales in solar cell materials and increased solar equipment revenues. New sales of solar cell materials was $4.6 million in 2009. Solar equipment sales increased 16% in 2009 as compared to 2008 primarily due to revenue recognized from the completion of an automated module line in 2009.

         The 7% decrease in contract research, services and license revenues for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily attributable to a decrease in optoelectronics and royalties, partially offset by an increase in orthopedics service and research and development activities. Revenue from our optoelectronics processing services (Spire Semiconductor) decreased 36% in 2009 compared to 2008 as a result of an overall decrease in optoelectronics activities attributable to a further deepening of the current global economic recession and to a lesser extent the termination of a contract with Principia Lightworks, Inc. in March 2009 (see Gains on Termination of Contracts). Revenue from royalties decreased 100% as a result of the termination of contract with Nisshinbo Industries, Inc. in November 2008. Revenues from our orthopedic activities increased 19% in 2009 as compared to 2008. This increase is primarily the result of revenue from a new customer added in the third quarter of 2008. Revenues from our research and development activities increased 11% in 2009 as compared to 2008 primarily due to an increase in the number and value of contracts associated with funded research and development.

         The following table categorizes our net sales and revenues for the periods presented:

                                                  Six Months Ended June 30,      Increase/(Decrease)
                                                   -----------------------   ------------------------
(in thousands)                                        2009         2008           $              %
                                                   ----------   ----------   ----------    ----------
Sales of goods                                     $   27,550   $   22,679   $    4,871         21%
Contract research, services and license revenues        6,010        6,918         (908)       (13%)
                                                   ----------   ----------   ----------
   Net sales and revenues                          $   33,560   $   29,597   $    3,963         13%
                                                   ==========   ==========   ==========

         The 21% increase in sales of goods for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily due to new sales in solar cell materials, partially offset by decreased solar equipment revenues. New sales of solar cell materials was $6.1 million in 2009. Solar equipment sales decreased 5% in 2009 as compared to 2008 primarily due to an overall slow down in solar power industry activity.

         The 13% decrease in contract research, services and license revenues for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to a decrease in optoelectronics, royalties and research and development activities, partially offset by an increase in orthopedics service. Revenue from our optoelectronics processing services (Spire Semiconductor) decreased 45% in 2009 compared to 2008 as a result of an overall decrease in optoelectronics activities attributable to a further deepening of the current global economic recession and to a lesser extent the termination of a contract with Principia Lightworks, Inc. in March 2009 (see Gains on Termination of Contracts). Revenue from royalties decreased 100% as a result of the termination of contract with Nisshinbo Industries, Inc. in November 2008. Revenues from our research and development activities decreased 10% in 2009 as compared to 2008 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 24% in 2009 as compared to 2008. This increase is primarily the result of revenue from a new customer added in the third quarter of 2008.

COST OF SALES AND REVENUES

         The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                               Three Months Ended June 30,           Increase/(Decrease)
                                      ------------------------------------------    -------------------
(in thousands)                           2009        %         2008         %          $           %
                                      --------   --------    --------   --------    --------   --------
Cost of goods sold                    $ 18,127      95%      $  8,364      66%      $  9,763       117%
Cost of contract research, services
and licenses                             2,269      72%         2,342      69%           (73)       (3%)
                                      --------               --------               --------
   Net cost of sales and revenues     $ 20,396      92%      $ 10,706      67%      $  9,690        91%
                                      ========               ========               ========

         Cost of goods sold increased 117% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of costs related to solar materials, costs related to the completion of an automated module line and a provision for a reserve of $279 thousand related to estimated costs to complete a solar project. As a percentage of sales, cost of goods sold was 95% of sales of goods in 2009 as compared to 66% of sales of goods in 2008. This increase in the percentage of sales in 2009 is due to the provision for a reserve of $279 thousand related to estimated costs to complete a solar project and low margin related to the completion of an automated module line along with an unfavorable utilization of solar manufacturing overhead.

         Cost of contract research, services and licenses decreased 3% for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of decreased costs at our optoelectronics facility (Spire Semiconductor) due to lower associated revenues, partially offset by increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue increased to 72% of revenues in 2009 from 69% in 2008, primarily due to unfavorable margin related to our optoelectronics facility, partially offset by favorable margins in orthopedic services in 2009.

         Cost of sales and revenues also includes approximately $46 thousand and $50 thousand of stock-based compensation for the three months ending June 30, 2009 and 2008, respectively.

         The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                  Six Months Ended June 30,          Increase/(Decrease)
                                      ------------------------------------------    -------------------
(in thousands)                           2009        %         2008         %          $           %
                                      --------   --------    --------   --------    --------   --------
Cost of goods sold                    $ 25,985       94%     $ 16,237      72%      $  9,748        60%
Cost of contract research, services
and licenses                             4,433       74%        4,716      68%          (283)       (6%)
                                      --------               --------               --------
   Net cost of sales and revenues     $ 30,418       91%     $ 20,953      71%      $  9,465        45%
                                      ========               ========               ========

         Cost of goods sold increased 60% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of costs related to solar materials, costs related to the completion of an automated module line and a provision for a reserve of $279 thousand related to estimated costs to complete a solar project. As a percentage of sales, cost of goods sold was 94% of sales of goods in 2009 as compared to 72% of sales of goods in 2008. This increase in the percentage of sales in 2009 is due to the provision for a reserve of $279 thousand related to estimated costs to complete a solar project and low margin related to the completion of an automated module line along with an unfavorable utilization of solar manufacturing overhead.

         Cost of contract research, services and licenses decreased 6% for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of decreased costs at our optoelectronics facility (Spire Semiconductor) due to lower associated revenues, partially offset by increased costs of our orthopedic services due to higher associated revenues. Cost of contract research, services and licenses as a percentage of revenue increased to 74% of revenues in 2009 from 68% in 2008, primarily due to unfavorable margin related to our optoelectronics facility, partially offset by favorable margins in orthopedic services in 2009.

         Cost of sales and revenues also includes approximately $82 thousand and $95 thousand of stock-based compensation for the six months ending June 30, 2009 and 2008, respectively.

OPERATING EXPENSES

         The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                  Three Months Ended June 30,            Increase
                                      ------------------------------------------   -------------------
(in thousands)                           2009        %         2008         %          $           %
                                      --------   --------   --------   --------    --------   --------
Selling, general and administrative   $  5,182       24%    $  4,603      29%      $    579      13%
Internal research and development          251        1%         171       1%            80      47%
                                      --------              --------               --------
   Operating expenses                 $  5,433       25%    $  4,774      30%      $    659      14%
                                      ========              ========               ========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense increased 13% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of an increase in corporate staffing levels and related employee costs to support our overall growth. Selling, general and administrative expense decreased to 24% of sales and revenues in 2009 as compared to 29% in 2008. The decrease was primarily due to the absorption of selling, general and administrative overhead costs by the 39% increase in sales and revenues.

         Operating expenses includes approximately $131 thousand and $163 thousand of stock-based compensation for the three months ending June 30, 2009 and 2008, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

         Internal research and development expense increased 47% in the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as a result of higher levels of research and development spent in the solar group. As a percentage of sales and revenue, internal research and development expenses remained at 1% of sales and revenues in 2009 and 2008.

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                 Six Months Ended June 30,              Increase
                                      -----------------------------------------    -------------------
(in thousands)                          2009        %         2008         %          $          %
                                      --------   --------   --------   --------    --------   --------
Selling, general and administrative   $  8,949     26%      $  7,993       27%     $    956       12%
Internal research and development          562      2%           282        1%          280       99%
                                      --------              --------               --------
   Operating expenses                 $  9,511     28%      $  8,275       28%     $  1,236       15%
                                      ========              ========               ========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expense increased 12% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of an increase in corporate staffing levels and related employee costs to support our overall growth. Selling, general and administrative expense decreased to 26% of sales and revenues in 2009 as compared to 27% in 2008. The decrease was primarily due to the absorption of selling, general and administrative overhead costs by the 13% increase in sales and revenues.

         Operating expenses includes approximately $244 thousand and $314 thousand of stock-based compensation for the six months ending June 30, 2009 and 2008, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

         Internal research and development expense increased 99% in the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as a result of higher levels of research and development spent in the solar group. As a percentage of sales and revenue, internal research and development expenses increased slightly to 2% of sales and revenues in 2009 as compared to 1% in 2008.

GAINS ON TERMINATION OF CONTRACTS

         On August 29, 2008, we delivered to Principia Lightworks, Inc. ("Principia") a Notice of Breach and Pending Termination (the "Notice") of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the "Manufacturing Agreement"). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make monthly facility availability payments in 2008, we have fully reserved $225 thousand against Principia's accounts receivable balance. We entered into a mutual standstill agreement with Principia, which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

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

         On June 18, 2009, we entered into a settlement agreement with Marubeni Corporation with respect to The License to Manufacture and Distribute Equipment Agreement (the "License Agreement") dated April 1, 2003 for the license of manufacturing and distribution in Japan of our solar photovoltaic modular manufacturing equipment. Under the terms of the settlement agreement, both parties agreed to terminate the License Agreement including but not limited to the eighteen (18) month non-compete obligation. As a result of the settlement, we received a payment of $200 thousand in the second quarter of 2009.

OTHER INCOME (EXPENSE), NET

         We earned $3 thousand and $2 thousand of interest income for the three months ended June 30, 2009 and 2008, respectively. We incurred interest expense of $79 thousand and $50 thousand for the three months ended June 30, 2009 and 2008, respectively. We recorded a loss of $743 thousand and $234 thousand on equity investment in joint venture with Gloria Solar for the three months ended June 30, 2009 and 2008, respectively. Since the Joint Venture's inception, we have reported financial results of the Joint Venture one quarter in arrears. Due to the expected liquidation of the Joint Venture in the third quarter of 2009, we have included in our reported losses on equity investment relating to the Joint Venture, the Joint Venture's second quarter 2009 losses of $348 thousand, first quarter losses of $310 thousand and impairment charge of $85 thousand to reduce the value of the investment to the estimated proceeds from the liquidation. See Note 13. We had a currency exchange loss of approximately $70 thousand and $294 thousand during the three months ended June 30, 2009 and 2008, respectively.

         We earned $14 thousand and $11 thousand of interest income for the six months ended June 30, 2009 and 2008, respectively. We incurred interest expense of $148 thousand and $119 thousand for the six months ended June 30, 2009 and 2008, respectively. We recorded a loss of $1.02 million and $364 thousand on equity investment in joint venture with Gloria Solar for the six months ended June 30, 2009 and 2008, respectively. Since the Joint Venture's inception, we have reported financial results of the Joint Venture one quarter in arrears. Due to the expected liquidation of the Joint Venture in the third quarter of 2009, we have included in our reported losses on equity investment relating to the Joint Venture, the Joint Venture's second quarter 2009 losses of $348 thousand, first quarter losses of $310 thousand, fourth quarter of 2008 losses of $280 thousand and impairment charge of $85 thousand to reduce the value of the investment to the estimated proceeds from the liquidation. See Note 13. We had a currency exchange gain of approximately $139 thousand and a currency exchange loss of $408 thousand during the six months ended June 30, 2009 and 2008, respectively.

INCOME TAXES

         We recorded a provision for income taxes of $14 thousand and $41 thousand for the three and six months ended June 30, 2009, respectively. We did not record an income tax provision or benefit in the three or six months ending June 30, 2008. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

LOSS FROM DISCONTINUED OPERATIONS

         During the second quarter of 2009, we began pursuing an exclusive sales process of our Medical Products Business Unit. Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale.

         We recorded a loss from discontinued operations of $201 thousand and $167 thousand for the three months ended June 30, 2009 and 2008, respectively. We recorded a loss from discontinued operations of $391 thousand and $281 thousand for the six months ended June 30, 2009 and 2008, respectively. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $115 thousand and $162 thousand for the three months ended June 30, 2009 and 2008, respectively, and $234 thousand and $290 thousand for the six months ended June 30, 2009 and 2008, respectively. See Note 14.

NET LOSS

         We reported a net loss for the three months ended June 30, 2009 and 2008 of approximately $4.56 million and $269 thousand, respectively. The net loss increased approximately $4.29 million primarily due to lower margins in solar equipment sales and to a lesser extent two quarters of losses from the Joint Venture and an impairment charge to reduce the value of the investment to the estimated proceeds from the liquidation (see Note 13), partially offset by gains on termination of contracts.

         We reported a net loss for the six months ended June 30, 2009 and 2008 of approximately $6.08 million and $792 thousand, respectively. The net loss increased approximately $5.29 million primarily due to lower margins in solar equipment sales and to a lesser extent two quarters of losses from the Joint Venture and an impairment charge to reduce the value of the investment to the estimated proceeds from the liquidation (see Note 13), partially offset by gains on termination of contracts.

Liquidity and Capital Resources
-------------------------------

                            June 30,     December 31,           Decrease
(in thousands)                2009          2008            $             %
                           ----------    ----------     ----------    ----------
Cash and cash equivalents  $    3,463    $    5,971     $   (2,508)     (42%)
Working capital            $      867    $    6,835     $   (5,968)     (87%)


         Cash and cash equivalents decreased due to cash used in operating activities, primarily the net loss, and to a lesser extent deferred cost of sales advances on contracts in progress. The overall reduction in working capital is due to a decrease in cash and restricted cash. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and proceeds from the sale of equity securities.

         There are no material commitments by us for capital expenditures. At June 30, 2009, our accumulated deficit was approximately $13.0 million, compared to accumulated deficit of approximately $6.9 million as of December 31, 2008.

         We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain bank debt, or sell or license assets or technology on a timely basis and at appropriate values. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to a further deepening of the current global economic recession. As a result, we believe we have sufficient resources to finance our current operations through at least June 30, 2010.

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

         On March 31, 2008, we entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide us with a credit line up to $5.0 million. Our obligations under the Equipment Credit Facility were secured by substantially all of our assets and advances under the Revolving Credit Facility were limited to 80% of eligible receivables and the lesser of 25% of the value of our eligible inventory, as defined, or $2.5 million if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7.0%). In addition, we agreed to pay to the Bank a collateral monitoring fee of $750 per month in the event we were in default of our covenants and agreed to the following additional terms: (i) $50 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. In addition, on March 31, 2008 our existing Equipment Credit Facility was amended whereby the Bank granted a waiver for our defaults for not meeting our December 31, 2007 quarter liquidity and profit covenants and for not meeting our January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants, as discussed below, contained in the Revolving Credit Facility. Our interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent (0.5%) to the greater of Bank Prime plus one percent (1.0%) or seven percent (7.0%).

         On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of Prime Rate plus one percent (1.0%) or seven percent (7.0%). In addition, our term loan balance was to be factored in when calculating our borrowing base under the Revolving Credit Facility.

         On March 31, 2009, the Bank extended the expiration of the Revolving Credit Facility under the same terms for an additional sixty-one days, to expire on May 31, 2009. The purpose of the extension is to allow both parties the time to negotiate an expansion of the credit limit contingent upon our qualifying for an Export-Import Bank loan guarantee.

         On June 22, 2009, we entered into two separate credit facilities with the Bank providing for credit lines of up to $8 million in the aggregate: (i) an Amended and Restated Loan and Security Agreement (the "Restated Revolving Credit Facility") pursuant to which the Bank agreed to provide us with a credit line of up to $3 million and (ii) an Export-Import Bank Loan and Security Agreement (the "Ex-Im Facility") pursuant to which the Bank agreed to provide us with a credit line of up to $5 million to be guaranteed by the Export-Import Bank of the United States (the "EXIM Bank").

         Under the terms of the Restated Revolving Credit Facility, the Bank agreed to provide us with a credit line of up to $3 million. Our obligations under the Restated Revolving Credit Facility are secured by substantially all of our assets. Advances under the Restated Revolving Credit Facility are limited to 80% of eligible receivables. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if we achieve positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, we agreed to pay the Bank a monthly collateral monitoring fee in the event we are in default of our covenants and agreed to the following additional terms: (i) $67.5 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 1.0% of the total credit line.

         In addition, under the Restated Revolving Credit Facility, our existing Equipment Credit Facility with the Bank was amended whereby we agreed with the Bank that there would be no additional availability under such facility and, based on an outstanding principal amount of $1.2 million on June 22, 2009, we would continue to make monthly installments of principal of $97,222 plus accrued interest until the outstanding balance was paid in full on June 10, 2010. Our interest rate with respect to the outstanding balance was also modified so that interest accrues at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

         Under the terms of the Ex-Im Facility, the Bank agreed to provide us with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. Our obligations under the Ex-Im Facility are secured by substantially all of our assets. Advances under the Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the lesser of 50% of the value of eligible inventory, as defined, or $3 million. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if we achieve positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, in the event of an early termination, we agreed to pay the Bank an early termination fee of 1.0% of the total credit line.

         Under the Restated Revolving Credit Facility and the Ex-Im Facility, as long as any commitment remains outstanding under the facilities, we must comply with a minimum tangible net worth covenant and a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on our ability to, among other things, incur additional indebtedness, create or permit liens on our assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by us. Any failure by us to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

         The Equipment Credit Facility principal balance outstanding was $1.2 million and $1.8 million at June 30, 2009 and December 31, 2008, respectively. The principal balance outstanding under the Restated Revolving Credit Facility (and the prior Revolving Credit Facility) was $1.5 million at June 30, 2009 and December 31, 2008. Under the credit facilities we were required to maintain a minimum tangible net worth (as defined) of $10.0 million; our tangible net worth (as defined) at June 30, 2009 was $7.4 million. We were not in compliance with our credit facilities tangible net worth covenant as of June 30, 2009, but not in default, because a Bank waiver has been received. More likely than not, we will not be in compliance with our credit facilities tangible net worth covenant on a going forward basis. Accordingly, we have entered into discussions with the Bank to renegotiate and restructure the terms of our two credit facilities to more closely match our business model.


GAINS ON TERMINATION OF CONTRACTS

         On August 29, 2008, we delivered to Principia Lightworks, Inc. ("Principia") a Notice of Breach and Pending Termination (the "Notice") of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the "Manufacturing Agreement"). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make monthly facility availability payments in 2008, we have fully reserved $225 thousand against Principia's accounts receivable balance. We entered into a mutual standstill agreement with Principia, which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

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

         On June 18, 2009, we entered into a settlement agreement with Marubeni Corporation with respect to The License to Manufacture and Distribute Equipment Agreement (the "License Agreement") dated April 1, 2003 for the license of manufacturing and distribution in Japan of our solar photovoltaic modular manufacturing equipment. Under the terms of the settlement agreement, both parties agreed to terminate the License Agreement including but not limited to the eighteen (18) month non-compete obligation. As a result of the settlement, we received a payment of $200 thousand in the second quarter of 2009.

Foreign Currency Fluctuation
----------------------------

         We sell only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. In addition, purchases made and royalties received under our Consortium Agreement with Nisshinbo are in Japanese yen. In addition, we received Japanese yen related to the termination of the Consortium Agreement in 2008. We have committed to purchase certain pieces of equipment from European and Japanese vendors; these commitments are denominated in Euros and Yen, respectively. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. Foreign exchange gain (loss) included in other income (expense) was $(70) thousand and $(294) thousand for the three months ended June 30, 2009 and 2008, respectively and $139 thousand and $(408) thousand for the six months ended June 30, 2009 and 2008, respectively.

Related Party Transactions
--------------------------

         On November 30, 2007, we entered into a Lease Agreement (the "Bedford Lease") with SPI-Trust, a Trust of which Roger Little, our Chairman of the Board, Chief Executive Officer and President, is the sole trustee and principal beneficiary, with respect to 144,230 square feet of space comprising the entire building in which we have occupied space since December 1, 1985. The term of the Bedford Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. We have the right to extend the term of the Bedford Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Bedford Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. We believe that the terms of the Bedford Lease are commercially reasonable. Rent expense under the Bedford Lease was $505 thousand for both the three months ended June 30, 2009 and 2008 and was $1.0 million for both the six months ended June 30, 2009 and 2008.

         In May 2003, Spire Semiconductor leased a building (90 thousand square feet) in Hudson, New Hampshire from SPI-Trust whereby we agreed to pay $4.1 million to SPI-Trust over an initial five-year term expiring in May 2008 with an option for us to extend for five years. In addition to the rent payments, the lease obligated us to keep on deposit with SPI-Trust the equivalent of three months rent. The lease agreement did not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. Interest expense was approximately $1.6 thousand and $8.4 thousand for the three and six months ended June 30, 2008, respectively. This lease was classified as a related party capital lease and a summary of payments (including interest) follows:

                               Rate Per        Annual       Monthly     Security
                  Year        Square Foot       Rent         Rent       Deposit
--------------------------------------------------------------------------------
(in thousands, except rate per square foot)

June 1, 2003 - May 31, 2004   $     6.00    $       540   $       45   $     135
June 1, 2004 - May 31, 2005         7.50            675           56         169
June 1, 2005 - May 31, 2006         8.50            765           64         191
June 1, 2006 - May 31, 2007        10.50            945           79         236
June 1, 2007 - May 31, 2008   $    13.50    $     1,215   $      101   $     304
                                            -----------
                                            $     4,140
                                            ===========


         Upon the expiration of the lease in May 2008, we did not exercise our option to extend the lease for an additional 5 years. On May 20, 2008, we agreed with SPI-Trust to continue the current lease, under the current terms and conditions on a month-to-month basis for a maximum of three (3) months beyond the current term.

         On August 29, 2008, we entered into a new Lease Agreement (the "Hudson Lease") with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300 thousand as security for performance by us for our covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease for the three and six months ended June 30, 2009 was $332 thousand and $664 thousand, respectively.

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

         We provide for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized. Should actual product failure warranties differ from our estimates, revisions to the estimated warranty liability would be required. The changes in the product warranties for the six months ended June 30, 2009, are as follows:

         (in thousands)
         Balance at December 31, 2008                     $    495
             Provision charged to income                       470
             Usage                                            (248)
                                                          --------
         Balance at June 30, 2009                         $    717
                                                          ========

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes our gross contractual obligations at June 30, 2009 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                      Payments Due by Period
                                           ------------------------------------------------------------------------
                                                            Less than        2 - 3          4 - 5        More Than
      Contractual Obligations                  Total         1 Year          Years          Years         5 Years
----------------------------------------   ------------   ------------   ------------   ------------   ------------
(in thousands)
Equipment Credit Facility (SVB)            $      1,216   $      1,216             --             --             --

Restated Revolving Credit Facility (SVB)   $      1,500   $      1,500             --             --             --

Purchase obligations                       $     11,983   $     11,766   $        217             --             --

Operating leases:
  Unrelated party operating leases         $        200   $        124   $         76             --             --
  Related party operating leases           $     15,533   $      3,155   $      6,838   $      3,766   $      1,774

         Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

         Equipment Credit Facility obligations outlined above include both the principal and interest components of these contractual obligations.

         Outstanding letters of credit totaled $1.6 million and $4.2 million at June 30, 2009 and December 31, 2008, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required. These letters of credit expire through 2010 and are 100% secured by cash, short-term investments and the Revolving Credit Facility.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are a smaller reporting company.


ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

         Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, June 30, 2009.

         Based on its evaluation, and taking into consideration the material weaknesses in internal control over financial reporting referenced below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009.

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

         Management is actively addressing operational and internal control remediation efforts. New policies and procedures have been created and existing policies and procedures have been reviewed and modified as part of our documentation of internal control over financial reporting. Management believes these new controls, policies and procedures, training of key personnel, and testing of these key controls will be effective in remediating these material weaknesses. Management reports quarterly to our Audit Committee on the status of the remediation effort.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

         Except as described above, there have been no changes during our fiscal quarter ended June 30, 2009 in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                         PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the second quarter of 2005, a suit was filed by Arrow International, Inc. against Spire Biomedical, Inc., a wholly owned subsidiary of the Company, alleging that Company's sales of its Pourchez RetroTM catheter infringed U.S. Patent 6,872,198 owned by Arrow. Arrow alleged that the Company's sales of its Pourchez RetroTM catheter infringed U.S. Patent 6,872,198 owned by Arrow. The complaint claimed Retro catheter product induced and contributed to infringement when medical professionals inserted it. The Company responded to the complaint denying all allegations and filed certain counterclaims. The Company also filed a motion for summary judgment, asserting patent invalidity resulting from plaintiff's failure to follow the administrative procedures of the U.S. Patent and Trademark Office ("USPTO"). On August 4, 2006, the Court granted the Company's motion and dismissed this lawsuit without prejudice. Plaintiffs applied to revive the applicable patent, which application was granted by the USPTO later in August 2006. Plaintiffs refiled their lawsuit against the Company on August 31, 2006. On July 10, 2009, the Federal District Court for the District of Massachusetts granted summary judgment in favor of Spire Biomedical on the ground that the asserted claims of the `198 patent were invalid for obviousness. Arrow and Spire Biomedical have agreed that neither party will appeal the court's ruling thereby ending the suit.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 21, 2009, we held a Special Meeting in Lieu of Annual Meeting of Stockholders. At the meeting, stockholders voted on the following:

PROPOSAL NUMBER 1

         The number of directors was fixed at eight, leaving one vacancy. Udo Henseler, David R. Lipinski, Mark C. Little, Roger G. Little, Michael J. Magliochetti, Guy L. Mayer and Roger W. Redmond were elected to the Board of Directors to hold office until the 2010 annual meeting of the stockholders. The results for Proposal Number 1 were as follows:

------------------------------------------------------------------------------------------------------------------
                                   Shares           Shares Voting Against       Shares                Broker
                Nominee          Voting For         or Authority Withheld      Abstaining           Non-Votes
------------------------------------------------------------------------------------------------------------------
Udo Henseler                     6,438,987                363,503                 --                    --
------------------------------------------------------------------------------------------------------------------
David R. Lipinski                6,436,150                366,340                 --                    --
------------------------------------------------------------------------------------------------------------------
Mark C. Little                   6,168,184                634,306                 --                    --
------------------------------------------------------------------------------------------------------------------
Roger G. Little                  6,215,173                587,317                 --                    --
------------------------------------------------------------------------------------------------------------------
Michael J. Magliochetti          6,438,038                364,452                 --                    --
------------------------------------------------------------------------------------------------------------------
Guy L. Mayer                     6,438,121                364,369                 --                    --
------------------------------------------------------------------------------------------------------------------
Roger W. Redmond                 6,440,782                361,708                 --                    --
------------------------------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         2.3 Gloria Spire Solar LLC Liquidation Agreement, dated May 29, 2009, by and among Gloria Solar (Delaware) Company, Ltd., Gloria Solar Co., Ltd., Gloria Spire Solar, LLC and Spire Corporation.*

         2.4 First Amendment to the Gloria Spire Solar, LLC Liquidation Agreement, dated June 2, 2009, by and among Gloria Solar (Delaware) Company, Ltd., Gloria Solar Co., Ltd., Gloria Spire Solar, LLC and Spire Corporation.*

         10(af) Amended and Restated Loan and Security Agreement, dated June 22,
                2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

         10(ag) Export-Import Bank Loan and Security Agreement, dated June 22,
                2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

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

         32.2 Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002.
________________

* The Company agrees to furnish supplementally to the Securities and Exchange Commission (the "Commission") a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SPIRE CORPORATION


Dated:   August 14, 2009             By: /s/ Roger G. Little
                                         ---------------------------------------
                                         Roger G. Little
                                         Chairman of the Board,
                                         Chief Executive Officer and
                                         President


Dated:   August 14, 2009             By: /s/ Christian Dufresne
                                         ---------------------------------------
                                         Christian Dufresne, Ph. D.
                                         Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

2.3 Gloria Spire Solar LLC Liquidation Agreement, dated May 29, 2009, by and among Gloria Solar (Delaware) Company, Ltd., Gloria Solar Co., Ltd., Gloria Spire Solar, LLC and Spire Corporation. *

2.4 First Amendment to the Gloria Spire Solar, LLC Liquidation Agreement, dated June 2, 2009, by and among Gloria Solar (Delaware) Company, Ltd., Gloria Solar Co., Ltd., Gloria Spire Solar, LLC and Spire Corporation.
         *

10(af) Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

10(ag) Export-Import Bank Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

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

_______________________
* The Company agrees to furnish supplementally to the Securities and Exchange Commission (the "Commission") a copy of any omitted schedule or exhibit to this agreement upon request by the Commission.