Form 10-Q
period 2009-09-30
SPIRE CORP
filed 2009-11-16
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended September 30, 2009;

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_|    No |X|

     The number of shares of the registrant's common stock outstanding as of November 10, 2009 was 8,334,688.

================================================================================

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of
           September 30, 2009 and December 31, 2008 ........................   1

           Unaudited Condensed Consolidated Statements of Operations for
           the Three and Nine Months Ended September 30, 2009 and 2008 .....   2

           Unaudited Condensed Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 2009 and 2008 ...............   3

           Notes to Unaudited Condensed Consolidated Financial Statements...   4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......  30

Item 4T.   Controls and Procedures .........................................  30



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................  31

Item 1A.   Risk Factors ....................................................  31

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds......  31

Item 3.    Defaults Upon Senior Securities .................................  31

Item 4.    Submission of Matters to a Vote of Security Holders .............  31

Item 5.    Other Information ...............................................  31

Item 6.    Exhibits ........................................................  32

           Signatures ......................................................  34

PART I
                              FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SPIRE CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                         September 30,     December 31,
                                                                                             2009              2008
                                                                                         ------------      ------------
                                               ASSETS
Current assets
--------------
   Cash and cash equivalents                                                             $      4,901      $      5,971
   Restricted cash - current portion                                                            1,382             4,167
                                                                                         ------------      ------------
                                                                                                6,283            10,138

   Accounts receivable - trade, net                                                            19,449             8,098
   Inventories, net                                                                            16,235            16,855
   Deferred cost of goods sold                                                                 16,454            17,088
    Deposits on equipment for inventory                                                         1,722             3,419
   Prepaid expenses and other current assets                                                      741               424
    Current assets of discontinued operations and assets held for sale                            994             1,854
                                                                                         ------------      ------------
        Total current assets                                                                   61,878            57,876

Property and equipment, net                                                                     6,029             6,075

Intangible and other assets, net                                                                  741               480
Available-for-sale investments, at quoted market value (cost of $1,712 and $1,859 at
  September 30, 2009 and December 31, 2008, respectively)                                       1,868             1,434
Equity investment in joint venture                                                               --               1,473
Deposit - related party                                                                           300               300
Non-current assets of discontinued operations and assets held for sale                            374               380
                                                                                         ------------      ------------
        Total other assets                                                                      3,283             4,067
                                                                                         ------------      ------------
        Total assets                                                                     $     71,190      $     68,018
                                                                                         ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
-------------------
   Current portion of capital lease obligation                                           $         38      $       --
   Current portion of equipment and revolving line of credit                                    2,375             2,667
   Accounts payable                                                                             7,681             4,842
   Accrued liabilities                                                                          5,181             8,150
   Current portion of advances on contracts in progress                                        46,782            34,509
    Liabilities of discontinued operations                                                      1,703               873
                                                                                         ------------      ------------
      Total current liabilities                                                                63,760            51,041

Long-term portion of capital lease obligation                                                     113              --
Long-term portion of equipment line of credit                                                    --                 583
Long-term portion of advances on contracts in progress                                              5             1,149
Deferred compensation                                                                           1,868             1,434
Other long-term liabilities                                                                       520               293
                                                                                         ------------      ------------
   Total long-term liabilities                                                                  2,506             3,459
                                                                                         ------------      ------------
      Total liabilities                                                                        66,266            54,500
                                                                                         ------------      ------------
Stockholders' equity
--------------------
   Common stock, $0.01 par value; 20,000,000 shares authorized; 8,334,688 and
      8,330,688 shares issued and outstanding on September 30, 2009 and
      December 31, 2008, respectively                                                              83                83
   Additional paid-in capital                                                                  21,210            20,774
   Accumulated deficit                                                                        (16,525)           (6,914)
   Accumulated other comprehensive loss                                                           156              (425)
                                                                                         ------------      ------------
      Total stockholders' equity                                                                4,924            13,518
                                                                                         ------------      ------------
      Total liabilities and stockholders' equity                                         $     71,190      $     68,018
                                                                                         ============      ============

                     See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                        ------------------------------      ------------------------------
                                                            2009              2008              2009              2008
                                                        ------------      ------------      ------------      ------------
Net sales and revenues
----------------------
   Sales of goods                                       $     13,551      $     12,714      $     41,101      $     35,393
   Contract research, service and license revenues             3,013             3,839             9,023            10,757
                                                        ------------      ------------      ------------      ------------
      Total net sales and revenues                            16,564            16,553            50,124            46,150
                                                        ------------      ------------      ------------      ------------

Costs of sales and revenues
---------------------------
   Cost of goods sold                                         11,692             7,934            37,677            24,171
   Cost of contract research, services and licenses            2,331             2,794             6,764             7,510
                                                        ------------      ------------      ------------      ------------
      Total cost of sales and revenues                        14,023            10,728            44,441            31,681

Gross margin                                                   2,541             5,825             5,683            14,469

Operating expenses
------------------
   Selling, general and administrative expenses                4,320             5,025            13,269            13,018
   Internal research and development expenses                    220               200               782               482
                                                        ------------      ------------      ------------      ------------
      Total operating expenses                                 4,540             5,225            14,051            13,500
                                                        ------------      ------------      ------------      ------------
Gains on termination of contracts                               --                --               1,735              --
                                                        ------------      ------------      ------------      ------------

Income (loss) from operations                                 (1,999)              600            (6,633)              969
-----------------------------

Interest expense, net                                            (83)              (49)             (217)             (157)
Loss on equity investment in joint venture                      --                 (45)           (1,023)             (409)
Foreign exchange (loss) gain                                    (174)               16               (35)             (392)
                                                        ------------      ------------      ------------      ------------
Total other expense, net                                        (257)              (78)           (1,275)             (958)
                                                        ------------      ------------      ------------      ------------
Income (loss) from continuing operations before
-----------------------------------------------
income tax provision                                          (2,256)              522            (7,908)               11
--------------------
Income tax provision                                             (23)             --                 (64)             --
                                                        ------------      ------------      ------------      ------------
Net income (loss) from continuing operations                  (2,279)              522            (7,972)               11
Loss from discontinued operations, net of taxes               (1,248)              (77)           (1,639)             (358)
                                                        ------------      ------------      ------------      ------------
Net income (loss)                                       $     (3,527)     $        445      $     (9,611)     $       (347)
-----------------                                       ============      ============      ============      ============

Basic income (loss) per share:
   From continuing operations after income taxes        $      (0.27)     $       0.06      $      (0.95)     $       --
   From discontinued operations, net of taxes                  (0.15)            (0.01)            (0.20)            (0.04)
                                                        ------------      ------------      ------------      ------------
   Basic income (loss) per share                        $      (0.42)     $       0.05      $      (1.15)     $      (0.04)
   -----------------------------                        ============      ============      ============      ============

Diluted income (loss) per share:
   From continuing operations after income taxes        $      (0.27)     $       0.06      $      (0.95)     $       --
   From discontinued operations, net of taxes                  (0.15)            (0.01)            (0.20)            (0.04)
                                                        ------------      ------------      ------------      ------------
   Diluted income (loss) per share                      $      (0.42)     $       0.05      $      (1.15)     $      (0.04)
   -------------------------------                      ============      ============      ============      ============

Weighted average number of common and
common equivalent shares outstanding - basic               8,334,688         8,330,688         8,334,175         8,327,889
                                                        ============      ============      ============      ============

Weighted average number of common and
common equivalent shares outstanding - diluted             8,334,688         8,425,059         8,334,175         8,327,889
                                                        ============      ============      ============      ============

                     See accompanying notes to unaudited condensed consolidated financial statements.

                       SPIRE CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                     ------------------------------
                                                                                                         2009              2008
                                                                                                     ------------      ------------
Cash flows from operating activities:
-------------------------------------
   Net loss                                                                                          $     (9,611)     $       (347)
   Less: Net loss from discontinued operations                                                             (1,639)             (358)
                                                                                                     ------------      ------------
   Net (loss) income from continuing operations                                                            (7,972)               11
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation and amortization                                                                      1,092             1,434
         Loss on equity investment in joint venture                                                         1,023               409
         Gain on sale of asset                                                                               --                 (60)
         Deferred compensation                                                                                581              (245)
         Stock-based compensation                                                                             412               594
         Provision for accounts receivable reserves                                                           (23)              (28)
         Provision for inventory reserve                                                                      150                41
         Changes in assets and liabilities:
             Restricted cash                                                                                2,785               230
             Accounts receivable                                                                          (11,329)           (4,398)
             Inventories                                                                                      470            (4,617)
             Deferred cost of goods sold                                                                      634           (10,744)
             Deposits, prepaid expenses and other current assets                                            1,380               876
             Accounts payable, accrued liabilities and other liabilities                                       97             4,258
             Deposit - related party                                                                         --                   4
             Advances on contracts in progress                                                             11,129            15,131
                                                                                                     ------------      ------------
             Net cash provided by operating activities of continuing operations                               429             2,896
                  Net cash provided by (used in) operating activities of discontinued operations               87              (201)
                                                                                                     ------------      ------------
                  Net cash provided by operating activities                                                   516             2,695

Cash flows from investing activities:
-------------------------------------
   Proceeds from dissolution of joint venture                                                                 450              --
   Proceeds from sale of asset                                                                               --                  61
   Purchase of property and equipment                                                                        (869)           (1,385)
   Increase in intangible and other assets                                                                   (284)              (70)
                                                                                                     ------------      ------------
                  Net cash used in investing activities of continuing operations                             (703)           (1,394)
                  Net cash used in investing activities of discontinued operations                            (29)              (24)
                                                                                                     ------------      ------------
             Net cash used in investing activities                                                           (732)           (1,418)

Cash flows from financing activities:
-------------------------------------
   Principal payments on capital lease obligations - related parties                                         --                (486)
   Principal payments on capital lease obligations, net                                                        (3)             --
   Principal payments on equipment line of credit                                                            (875)             (875)
   Proceeds from exercise of stock options                                                                     24                21
                                                                                                     ------------      ------------
             Net cash used in financing activities                                                           (854)           (1,340)
                                                                                                     ------------      ------------

Net decrease in cash and cash equivalents                                                                  (1,070)              (63)

Cash and cash equivalents, beginning of period                                                              5,971             2,372
                                                                                                     ------------      ------------
Cash and cash equivalents, end of period                                                             $      4,901      $      2,309
                                                                                                     ============      ============

Supplemental disclosures of cash flow information:
--------------------------------------------------

   Interest paid                                                                                     $        232      $        161
                                                                                                     ============      ============
   Interest paid - related party                                                                     $       --        $          8
                                                                                                     ============      ============
   Interest received                                                                                 $         15      $         12
                                                                                                     ============      ============
   Income taxes paid                                                                                 $         64      $       --
                                                                                                     ============      ============

Supplemental disclosures of non-cash flow information:
------------------------------------------------------

   Property and equipment purchased under capital lease                                              $        154      $       --


                     See accompanying notes to unaudited condensed consolidated financial statements.

                                       3

                       SPIRE CORPORATION AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2009 AND 2008

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

        In the biomedical area, the Company provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products. It also develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (referred to herein as the Company's "medical products business unit"); and performs sponsored research programs into practical applications of advanced biomedical and biophotonic technologies. The results and assets of the Company's medical products business unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

        In the optoelectronics area, the Company provides custom compound semiconductor foundry and fabrication services on a merchant basis to customers involved in biomedical/biophotonic instruments, telecommunications and defense applications. Services include compound semiconductor wafer growth, other thin film processes and related device processing and fabrication services. The Company also provides materials testing services and performs services in support of sponsored research into practical applications of optoelectronic technologies. In 2007, the Company invested approximately $3.8 million in equipment which would allow it to produce optoelectronic devices on a commercial basis. This was in anticipation of future revenues under its Manufacturing Agreement with Principia Lightworks who provided a non-refundable up front payment to partially offset the Company's investment. On March 27, 2009, the Company and Principia Lightworks agreed to terminate the Manufacturing Agreement. See Note 12. The Company is using this equipment for its other customers and is performing research and development of solar concentrator cells, which it expects to be able to commercialize.

        Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line and delivery of solar systems. Export sales, which amounted to 48% of net sales and revenues for the quarter ending September 30, 2009, continue to constitute a significant portion of the Company's net sales and revenues.

        The Company has incurred operating losses before non-recurring gains in 2009 and 2008. Loss from continuing operations, before gains on termination of contracts, was $2.0 million and $8.4 million for the three and nine months ended September 30, 2009 and $267 thousand for the year ended December 31, 2008. For the nine months ended September 30, 2009 and 2008, the cash (loss) gain (income(loss) from operations less gains on termination of contract plus or minus non-cash adjustments) was $(4.9) million and $3.4 million. The gain in 2008 was primarily attributed to margins from the Company's solar business unit. As of September 30, 2009, the Company had unrestricted cash and cash equivalents of $4.9 million compared to unrestricted cash and cash equivalents of $6.0 million as of December 31, 2008. The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt provided it renegotiates its financial covenants or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to a further deepening of the current global economic recession. As a result, the Company believes it has sufficient resources to finance its current operations through at least September 30, 2010.

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

        In the opinion of management, the accompanying unaudited, condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 2009 and December 31, 2008 and the results of its operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements as of that date. During the second quarter of 2009, the Company began pursing an exclusive sales process of our medical product group (the "Medical Products Business Unit"). On September 4, 2009, the Company agreed to sell the Medical Products Business Unit to Bard Access Systems, Inc., which sale has not yet been consummated. Accordingly, the results of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

        The significant accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements
-----------------------------

        In October 2009, the FASB issued an amendment on ASC 605, REVENUE RECOGNITION, on the subtopic 605-25, MULTIPLE-ELEMENT ARRANGEMENTS. The amendment impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the amendment modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The amendment is effective for revenue arrangement entered or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

        Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC or Codification"), GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("ASC 105-10"). The Codification, which was issued in June 2009, is the new source of authoritative U.S. GAAP for the Securities and Exchange Commission ("SEC") registrants. The Codification reorganizes current U.S. GAAP into a topical format that eliminates the previous U.S. GAAP hierarchy and establishes two levels of U.S. GAAP - authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of U.S. GAAP. The adoption of the Codification did not have a significant impact on the Company's Condensed Consolidated Financial Statements.

        Effective July 1, 2009, the Company adopted ASC 855, SUBSEQUENT EVENTS. The pronouncement establishes recognition and disclosure standards for events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is effective on a prospective basis for interim periods ending after June 15, 2009. The adoption of the pronouncement did not have a significant impact on the Company's Condensed Consolidated Financial Statements.

        Effective January 1, 2008, the Company adopted provisions of ASC 820-10, FAIR VALUE MEASUREMENTS AND DISCLOSURES relative to financial assets and liabilities. In February 2008, the FASB issued ASC paragraph 820-10-50-8A, EFFECTIVE DATE OF ASC 820-10, which provides a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, the Company adopted the provisions of ASC 820-10 with respect to its non-financial assets and non-financial liabilities.

        In December 2007, the FASB issued an Accounting Standards Update to ASC 810, CONSOLIDATION. ASC 810 requires that a non-controlling interest in a subsidiary (i.e. minority interest) be reported in the equity section of the balance sheet instead of being reported as a liability or in the mezzanine section between debt and equity. It also requires that the consolidated income statement include consolidated net income attributable to both the parent and non-controlling interest of a consolidated subsidiary. A disclosure must be made on the face of the consolidated income statement of the net income attributable to the parent and to the non-controlling interest. Also, regardless of whether the parent purchases additional ownership interest, sells a portion of its ownership interest in a subsidiary or the subsidiary participates in a transaction that changes the parent's ownership interest, as long as the parent retains controlling interest, the transaction is considered an equity transaction. ASC 810 is effective for annual periods beginning after December 15, 2008. The adoption of ASC 810 did not have an impact on the Company's financial position or results of operations.

        In March 2008, the FASB issued an Accounting Standards Update to ASC 815, DERIVATIVES AND HEDGING. The update to ASC 815 requires enhanced disclosures about an entity's derivative and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This update is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The update to ASC 815 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of the update to ASC 815 did not have an impact on the Company's financial position or results of operations.

3.      ACCOUNTS RECEIVABLE/ADVANCES ON CONTRACTS IN PROGRESS

        Net accounts receivable, trade consists of the following:

            (in thousands)                             September 30,     December 31,
                                                           2009              2008
                                                       ------------      ------------
            Amounts billed                             $     19,115      $      6,711
            Accrued revenue                                     679             1,790
                                                       ------------      ------------
                                                             19,794             8,501
            Less:  Allowance for doubtful accounts             (345)             (403)
                                                       ------------      ------------
            Net accounts receivable - trade            $     19,449      $      8,098
                                                       ============      ============
            Advances on contracts in progress          $     46,787      $     35,658
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

4.      INVENTORIES AND DEFERRED COSTS OF GOODS SOLD

        Inventories, net of $275 thousand and $154 thousand of reserves at September 30, 2009 and December 31, 2008, respectively, consist of the following at:

            (in thousands)                             September 30,     December 31,
                                                           2009              2008
                                                       ------------      ------------
            Raw materials                              $      2,823     $      3,517
            Work in process                                   5,711            7,385
            Finished goods                                    7,701            5,953
                                                       ------------     ------------
            Net inventory                              $     16,235     $     16,855
                                                       ------------     ------------
            Deferred cost of goods sold                $     16,454     $     17,088
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

5.      LOSS PER SHARE

        The following table provides a reconciliation of the denominators of the Company's reported basic and diluted loss per share computations for the periods ended:

                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                              -----------------------------     -----------------------------
                                                                  2009             2008             2009             2008
                                                              ------------     ------------     ------------     ------------
     Weighted average number of common and common
      equivalent shares outstanding - basic                      8,334,688        8,330,688        8,334,175        8,327,889
     Add:  Net additional common shares upon
      assumed exercise of common stock options                        --             94,371             --               --
                                                              ------------     ------------     ------------     ------------
     Adjusted weighted average number of common
      and common equivalents shares outstanding - diluted        8,334,688        8,425,059        8,334,175        8,327,889
                                                              ============     ============     ============     ============

        For the three and nine months ended September 30, 2009, 37,492 and 50,773 shares, respectively, and for the three and nine months ended September 30, 2008, zero and 175,088 shares, respectively, issuable relative to stock options were excluded from the calculation of diluted shares since their inclusion would have been anti-dilutive.

        In addition, for the three and nine months ended September 30, 2009, 568,447 and 548,447 shares, respectively, and for the three and nine months ended September 30, 2008, 64,500 and 39,500 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.      OPERATING SEGMENTS AND RELATED INFORMATION

        The following table presents certain continuing operating division information in accordance with the provisions of ASC 280, "Disclosure about Segments of an Enterprise and Related Information."

  (in thousands)                                                                                                        Total
                                                         Solar              Biomedical        Optoelectronics          Company
                                                    ---------------      ---------------      ---------------      ---------------
  For the three months ended September 30, 2009
  ---------------------------------------------
  Net sales and revenues                            $        13,551      $         2,341      $           672      $        16,564
  Income (loss) from continuing operations          $        (1,627)     $           331      $          (703)     $        (1,999)

  For the three months ended September 30, 2008
  ---------------------------------------------
  Net sales and revenues                            $        13,138      $         2,042      $         1,373      $        16,553
  Income (loss) from continuing operations          $         1,490      $           (62)     $          (828)     $           600

  For the nine months ended September 30, 2009
  --------------------------------------------
  Net sales and revenues                            $        41,162      $         6,750      $         2,212      $        50,124
  Income (loss) from continuing operations          $        (6,939)     $           926      $          (620)     $        (6,633)

  For the nine months ended September 30, 2008
  --------------------------------------------
  Net sales and revenues                            $        36,078      $         5,882      $         4,190      $        46,150
  Income (loss) from continuing operations          $         2,930      $          (138)     $        (1,823)     $           969

The following table shows net sales and revenues by geographic area (based on customer location):

                               Three Months Ended September 30,                        Nine Months Ended September 30,
                      --------------------------------------------------      --------------------------------------------------
(in thousands)          2009           %            2008           %            2009           %            2008           %
                      --------      --------      --------      --------      --------      --------      --------      --------
United States         $  8,573            52%     $  7,003            42%     $ 23,314            47%     $ 17,732            38%
Europe/Africa              447             3         2,839            17        14,713            29        10,897            24
Asia                     7,518            45         6,617            40        11,779            23        17,363            38
Rest of the world           26          --              94             1           318             1           158          --
                      --------      --------      --------      --------      --------      --------      --------      --------
                      $ 16,564           100%     $ 16,553           100%     $ 50,124           100%     $ 46,150           100%
                      ========      ========      ========      ========      ========      ========      ========      ========

        Revenues from contracts with United States government agencies for the three months ended September 30, 2009 and 2008 were approximately $5.2 million and $2.5 million or 31% and 15% of consolidated net sales and revenues, respectively.

        Revenues from contracts with United States government agencies for the nine months ended September 30, 2009 and 2008 were approximately $12.5 million and $3.2 million or 25% and 7% of consolidated net sales and revenues, respectively.

        Revenues from the delivery of solar equipment module lines to two customers account for 27% of total net sales and revenue for the three month period ended September 30, 2009 and recurring revenue from the sale of solar cell materials to another customer accounted for 28% of total net sales and revenue during the same period. Revenues from the delivery of solar equipment module lines to two customers account for 24% of total net sales and revenue for the three month period ended September 30, 2008.

        Revenues from the delivery of a solar equipment cell line to one customer account for 21% of total net sales and revenue for the nine month period ended September 30, 2009 and recurring revenue from the sale of solar cell materials to another customer accounted for 22% of total net sales and revenue during the same period. Revenues from the delivery of a solar equipment module line to one customer account for 10% of total net sales and revenue for the nine month period ended September 30, 2008.

        One customer represented approximately 76% of trade account receivables at September 30, 2009. This large receivable is related to a deposit for a solar project. Two customers represented approximately 27% of trade account receivables at December 31, 2008.

7.      INTANGIBLE AND OTHER ASSETS

        Patents amounted to $107 thousand and $68 thousand net of accumulated amortization of $703 thousand and $680 thousand, at September 30, 2009 and December 31, 2008, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. Amortization expense, relating to patents, was approximately $11 thousand and $9 thousand for the three months ended September 30, 2009 and 2008, respectively, and approximately $23 thousand and $26 thousand for the nine months ended September 30, 2009 and 2008, respectively.

        For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at September 30, 2009 of $384 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

                                            Amortization
                  (in thousands)               Expense
                  -----------------------     --------

                  2009 remaining 3 months     $     28
                  2010                             112
                  2011                             106
                  2012                              94
                  2013 and beyond                  151
                                              --------
                                              $    491
                                              ========

        Also included in other assets are approximately $250 thousand of refundable deposits made by the Company at September 30, 2009 and $10 thousand at December 31, 2008.

8.      AVAILABLE-FOR-SALE INVESTMENTS

        Available-for-sale securities consist of the following assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan:

       (in thousands)                     September 30,     December 31,
                                              2009              2008
                                           ----------        ----------

       Cash and short term investments     $       14        $       74
       Fixed income                               392               231
       Equities                                 1,462             1,129
                                           ----------        ----------
                                           $    1,868        $    1,434
                                           ==========        ==========

        These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive loss. As of September 30, 2009, the unrealized gain on these marketable securities was $156 thousand and as of December 31, 2008, the unrealized loss on these marketable securities was $425 thousand.

        Effective January 1, 2008, the Company adopted ASC 820-10, FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL. In February 2008, the FASB issued ASC paragraph 820-10-50-8A, EFFECTIVE DATE OF ASC 820-10, which provides a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Effective January 1, 2009, the Company has adopted the provisions of ASC 820-10 with respect to its non-financial assets and non-financial liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

        The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by ASC 820-10, the Company's available for sale investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under ASC 820, and its applicability to the Company's available-for-sale investments, are described below:

           Level 1 - Pricing inputs are quoted prices available in active markets for identical investments as of the reporting date. As required by ASC 820, the Company does not adjust the quoted price for these investments, even in situations where the Company holds a large position and a sale could reasonably impact the quoted price.

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

        The following table presents the financial instruments related to the Company's non-qualified deferred compensation plan carried at fair value as of September 30, 2009 by ASC 820 valuation hierarchy (as defined above).

        (in thousands)                           Level 1      Level 2      Level 3      Total
                                                 -------      -------      -------     -------
        Cash and short term investments          $    14      $  --        $  --       $    14
        Fixed income                                --            392         --           392
        Equities                                     546          916         --         1,462
                                                 -------      -------      -------     -------
        Total available for-sale-investments     $   560      $ 1,308      $  --       $ 1,868
        Percent of total                              30%          70%        --           100%

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

        On March 31, 2008, the Company entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide the Company with a credit line up to $5 million. The Company's obligations under the Equipment Credit Facility were secured by substantially all of its assets and advances under the Revolving Credit Facility were limited to 80% of eligible receivables and the lesser of 25% of the value of its eligible inventory, as defined, or $2.5 million if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of
(i) Prime Rate plus one percent (1.0%) or (ii) seven percent (7.0%). In addition, the Company agreed to pay to the Bank a monthly collateral monitoring fee in the event the Company was in default of its covenants and agreed to the following additional terms: (i) $50 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if the Company terminated the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. In addition, on March 31, 2008 the Company's existing Equipment Credit Facility was amended whereby the Bank granted a waiver for the Company's defaults for not meeting its December 31, 2007 quarter liquidity and profit covenants and for not meeting its January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants, as discussed below, contained in the Revolving Credit Facility. The Company's interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent (0.5%) to the greater of
(i)Bank Prime plus one percent (1.0%) or (ii) seven percent (7.0%).

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

        Under the terms of the Restated Revolving Credit Facility, the Bank agreed to provide the Company with a credit line of up to $3 million. The Company's obligations under the Restated Revolving Credit Facility were secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Restated Revolving Credit Facility were limited to 80% of eligible receivables. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if the Company achieved positive net income over a trailing 3-month period, interest on outstanding borrowings would drop and accrue during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, the Company agreed to pay the Bank a monthly collateral monitoring fee in the event the Company is in default of its covenants and agreed to the following additional terms: (i) $67.5 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 1.0% of the total credit line.

        In addition, under the Restated Revolving Credit Facility, the Company's existing Equipment Credit Facility with the Bank was amended whereby the Bank and the Company agreed that there would be no additional availability under such facility and, based on an outstanding principal amount of $1.2 million on June 22, 2009, the Company would continue to make monthly installments of principal of $97,222 plus accrued interest until the outstanding balance was paid in full. The Company's interest rate with respect to the outstanding balance was also modified so that interest accrues at a rate per annum equal to the greater of
(i) the prime rate plus 1.75% or (ii) 7.75%.

        Under the terms of the Ex-Im Facility, the Bank agreed to provide the Company with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. The Company's obligations under the Ex-Im Facility were secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Ex-Im Facility were limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the lesser of 50% of the value of eligible inventory, as defined, or $3 million. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if the Company achieved positive net income over a trailing 3-month period, interest on outstanding borrowings would drop and accrue during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, in the event of an early termination, the Company agreed to pay the Bank an early termination fee of 1.0% of the total credit line.

        Under the Restated Revolving Credit Facility and the Ex-Im Facility, as long as any commitment remains outstanding under the facilities, the Company was required to comply with a minimum tangible net worth covenant and a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company and its subsidiaries. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

        The Equipment Credit Facility principal balance outstanding was $875 thousand and $1.8 million at September 30, 2009 and December 31, 2008, respectively. The principal balance outstanding under the Restated Revolving Credit Facility (and the prior Revolving Credit Facility) was $1.5 million at September 30, 2009 and December 31, 2008. Under the credit facilities the Company was required to maintain a minimum tangible net worth (as defined) of $11.0 million and minimum liquidity (as defined) of $4.0 million; the Company's tangible net worth (as defined) and liquidity (as defined) at September 30, 2009 was $4.7 million and $7.2 million, respectively. The Company was not in compliance with its credit facilities tangible net worth covenant as of September 30, 2009, and was unlikely to be in compliance on a going forward basis. Accordingly, in November 2009, the Company entered into amendment and restatements of its two credit facilities to more closely match its business model and which contain a waiver of any prior financial covenant defaults. The amended and restated credit facilities are described below.

        On November 16, 2009, the Company and its subsidiaries entered into two separate amended and restated credit facilities with the Bank continuing to provide for credit lines of up to $8 million in the aggregate: (i) a Second Amended and Restated Loan and Security Agreement (the "Second Restated Revolving Credit Facility") pursuant to which the Bank agreed to continue to provide the Company with a credit line of up to $3 million and
(ii) an Amendment and Restated Export-Import Bank Loan and Security Agreement (the "Restated Ex-Im Facility") pursuant to which the Bank agreed to continue to provide the Company with a credit line of up to $5 million to be guaranteed by the EXIM Bank. The maturity date for each of these facilities is May 31, 2010.

        Under the terms of the Second Restated Revolving Credit Facility, the Bank agreed to continue to provide the Company with a credit line of up to $3 million. The Company's obligations under the Second Restated Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if the Company achieves liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, the Company achieves positive net income over a trailing 3-month period, interest on outstanding borrowings drops further and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. Furthermore, the Company agreed to pay the Bank a monthly collateral handling fee and agreed to the following additional terms:
(i) $20 thousand restructure fee; and (ii) in the event of an early termination, the Company agreed to pay the Bank an early termination fee of $80 thousand.

        In addition, under the Second Restated Revolving Credit Facility, with respect to the Company's outstanding term loan with the Bank, which has a balance of $681 thousand as of the date of the agreement, the Company must continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance is paid in full. Interest on the term loan continues to accrue at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

        Under the terms of the Restated Ex-Im Facility, the Bank agreed to continue to provide the Company with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. The Company's obligations under the Restated Ex-Im Facility are secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the 50% of the value of eligible inventory, as defined. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if the Company achieves liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, the Company achieves positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. In the event of an early termination, the Company agreed to pay the Bank an early termination fee of $80 thousand.

        Under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility, as long as any commitment remains outstanding under the facilities, the Company must comply with a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company and its subsidiaries. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

        Annual maturities of the Equipment Credit Facility and the Restated Revolving Credit Facility as of September 30, 2009 are as follows:

              (in thousands)
              Year Ending December 31,
              2009 (remaining 3 months)                        $    292
              2010                                                2,083
                                                               --------
              Total equipment and revolving line of credit     $  2,375
                                                               ========


10.     STOCK OPTION PLAN AND STOCK-BASED COMPENSATION

        The Company has recognized stock-based compensation expense of approximately $86 thousand and $185 thousand for the three months ended September 30, 2009 and 2008, respectively, and approximately $412 thousand and $594 thousand for the nine months ended September 30, 2009 and 2008, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                          -------------------------     -------------------------
    (in thousands)                                           2009           2008           2009           2008
                                                          ----------     ----------     ----------     ----------
     Cost of contract research, services and licenses     $        2     $       12     $       20     $       39
     Cost of goods sold                                           30             36             94            104
     Selling, general and administrative                          54            137            298            451
                                                          ----------     ----------     ----------     ----------
           Total stock-based compensation                 $       86     $      185     $      412     $      594
                                                          ==========     ==========     ==========     ==========

        At September 30, 2009, the Company had outstanding options under the 2007 Stock Equity Plan (the "Plan"). The Plan was approved by stockholders and provided that the Board of Directors may grant options to purchase the Company's common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.

        A summary of options outstanding under the Plan as of September 30, 2009 and changes during the nine-month period ended September 30, 2009 is as follows:

                                                                                           Average            Aggregate
                                                                      Weighted-           Remaining           Intrinsic
                                                 Number of             Average           Contractual            Value
                                                   Shares          Exercise Price        Life (Years)       (in thousands)
                                              ---------------      ---------------     ---------------     ---------------
Options Outstanding at December 31, 2008              606,177      $          7.53
Granted                                               185,000      $          5.86
Exercised                                              (4,000)     $          1.78
Cancelled/expired                                      (8,500)     $          7.78
                                              ---------------      ---------------
Options Outstanding at September 30, 2009             778,677      $          7.16           7.29          $           346
                                              ===============      ===============

Options Exercisable at September 30, 2009             430,837      $          6.87           6.05          $           317
                                              ===============      ===============

        The per-share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2009 was $3.12 and $3.45, respectively, and $5.68 and $6.97 for the three and nine months ended September 30, 2008, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                Expected            Risk-Free            Expected            Expected
                    Year     Dividend Yield       Interest Rate         Option Life      Volatility Factor
                    ----     ---------------     ---------------      ---------------     ---------------
                    2009                --                  1.64%           4.1 years                79.4%
                    2008                --                  2.88%           4.5 years                71.2%

        The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan. The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

11.     COMPREHENSIVE LOSS

        Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

                                                    For the Three Months Ended      For the Nine Months Ended
                                                           September 30,                  September 30,
                                                    --------------------------      --------------------------
(in thousands)                                         2009            2008            2009            2008
                                                    ----------      ----------      ----------      ----------
Net income (loss)                                   $   (3,527)     $      445      $   (9,611)     $     (347)
Other comprehensive income (loss):
   Unrealized gain (loss) on available for sale
   marketable securities, net of tax                       178            (124)            581            (245)
                                                    ----------      ----------      ----------      ----------
Total comprehensive income (loss)                   $   (3,349)     $      321      $   (9,030)     $     (592)
                                                    ==========      ==========      ==========      ==========

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

        Since the Joint Venture's inception, the Company has reported financial results of the Joint Venture one quarter in arrears. Due to the liquidation of the Joint Venture in the third quarter of 2009, the Company reported losses in the second quarter of 2009 on equity investment of its share of the Joint Venture's first and second quarter losses in 2009 of $310 thousand and $348 thousand, respectively. The Company recorded an impairment charge in the second quarter of 2009 of $85 thousand to reduce the value of the investment to the estimated proceeds from the liquidation. The Company received $450 thousand in cash from the liquidation of the Joint Venture in the third quarter of 2009.

14.     DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

        In accordance with ASC 205-20 PRESENTATION OF FINANCIAL STATEMENTS - DISCONTINUED OPERATIONS, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows present the results and assets of the Company's medical products business unit (the "Medical Products Business Unit") as discontinued operations and assets held for sale. During the second quarter of 2009, the Company began pursuing an exclusive sales process of the Medical Products Business Unit. The Company has (i) determined that the Medical Products Business Unit was a separate component of the Company's business as, historically, management reviewed separately the Medical Products Business Unit's financial results apart from the Company's ongoing continuing operations, (ii) eliminated the Medical Products Business Unit's financial results from ongoing operations and (iii) determined that the Company will have no further continuing involvement in the operations of the Medical Products Business Unit or cash flows from the Medical Products Business Unit after the sale.

        On September 4, 2009, the Company agreed to sell the Medical Products Business Unit to Bard Access Systems, Inc., for a purchase price of $15.0 million, including $14.9 million payable at closing to Spire and $100,000 to be paid to two employees of Spire, including Mark C. Little, Chief Executive Officer of Spire Biomedical, as consideration for their execution of non-competition agreements. The purchase price is subject to adjustment under certain circumstances. The sale, which is subject to customary closing conditions, has not yet been consummated.

        Included in discontinued operations are reserves for inventory and potential returns related to a voluntary recall of medical products totaling approximately $1.1 million in the third quarter of 2009. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $126 thousand and $140 thousand for the three months ended September 30, 2009 and 2008, respectively, and $360 thousand and $430 thousand for the nine months ended September 30, 2009 and 2008, respectively.

        The assets and liabilities of the Medical Products Business Unit as of September 30, 2009 and December 31, 2008 are as follows:

(in thousands)                                                                       September 30,    December 31,
                                                                                         2009             2008
                                                                                     ------------     ------------
                     ASSETS OF DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Current assets of discontinued operations and assets held for sale
   Accounts receivable - trade, net                                                  $        364     $        775
   Inventories, net                                                                           622            1,021
   Deposits on equipment for inventory                                                          3               14
   Prepaid expenses and other current assets                                                    5               44
                                                                                     ------------     ------------
        Total current assets of discontinued operations and assets held for sale              994            1,854

Property and equipment, net                                                                     9               14

Intangible and other assets, net                                                              365              366
                                                                                     ------------     ------------
        Total assets of discontinued operations and assets held for sale             $      1,367     $      2,234
                                                                                     ============     ============

                               LIABILITIES OF DISCONTINUED OPERATIONS

Current liabilities of discontinued operations
   Accounts payable                                                                  $        499     $        319
   Accrued liabilities                                                                      1,204              554
                                                                                     ------------     ------------
      Total current liabilities of discontinued operations                                  1,703              873
                                                                                     ------------     ------------
      Total liabilities of discontinued operations                                   $      1,703     $        873
                                                                                     ============     ============

        Condensed results of operations relating to the Medical Products Business Unit are as follows:

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                           --------------------------      --------------------------
(in thousands)                                2009            2008            2009            2008
                                           ----------      ----------      ----------      ----------
     Net sales and revenues                $      632      $      983      $    2,226      $    2,809
     Gross margin                          $      (45)     $      280      $      358      $    1,071
     Loss from discontinued operations     $   (1,248)     $      (77)     $   (1,639)     $     (358)

15.     SUBSEQUENT EVENTS

        On November 16, 2009, the Company and its subsidiaries entered into two separate amended and restated credit facilities with the Bank continuing to provide for credit lines of up to $8 million in the aggregate: (i) a Second Amended and Restated Loan and Security Agreement (the "Second Restated Revolving Credit Facility") pursuant to which the Bank agreed to continue to provide the Company with a credit line of up to $3 million and (ii) an Amendment and Restated Export-Import Bank Loan and Security Agreement (the "Restated Ex-Im Facility") pursuant to which the Bank agreed to continue to provide the Company with a credit line of up to $5 million to be guaranteed by the EXIM Bank. The maturity date for each of these facilities is May 31, 2010.

        Under the terms of the Second Restated Revolving Credit Facility, the Bank agreed to continue to provide the Company with a credit line of up to $3 million. The Company's obligations under the Second Restated Revolving Credit Facility are secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if the Company achieves liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, the Company achieves positive net income over a trailing 3-month period, interest on outstanding borrowings drops further and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. Furthermore, the Company agreed to pay the Bank a monthly collateral handling fee and agreed to the following additional terms:
(i) $20 thousand restructure fee; and (ii) in the event of an early termination, the Company agreed to pay the Bank an early termination fee of $80 thousand.

        In addition, under the Second Restated Revolving Credit Facility, with respect to the Company's outstanding term loan with the Bank, which has a balance of $681 thousand as of the date of the agreement, the Company must continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance is paid in full. Interest on the term loan continues to accrue at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

        Under the terms of the Restated Ex-Im Facility, the Bank agreed to continue to provide the Company with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. The Company's obligations under the Restated Ex-Im Facility are secured by substantially all of the assets of the Company and its subsidiaries. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the 50% of the value of eligible inventory, as defined. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if the Company achieves liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, the Company achieves positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. In the event of an early termination, the Company agreed to pay the Bank an early termination fee of $80 thousand.

        Under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility, as long as any commitment remains outstanding under the facilities, the Company must comply with a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company and its subsidiaries. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

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

        In July 2007, we entered into a joint venture with Gloria Solar Co., Ltd. and related entities ("Gloria Solar"), a leading cell and module manufacturer in Taiwan, which designs, sells and manages installations of photovoltaic systems. Our 45% ownership stake in the joint venture, Gloria Spire Solar, LLC (the "Joint Venture"), was obtained through the contribution of our building integrated photovoltaic business to Gloria Solar. Gloria Solar owns the remaining 55% of the Joint Venture. The Joint Venture was formed for the purpose of pursuing the solar photovoltaic systems market within the United States. On June 3, 2009, we entered into a Liquidation Agreement, as amended (the "Liquidation Agreement"), with Gloria Solar pursuant to which the parties agreed to liquidate the Joint Venture. Under the terms of the Liquidation Agreement, the parties agreed to a specified allocation of the remaining assets of the Joint Venture after all liabilities have been paid, with each party receiving a share of project leads, intellectual property and remaining cash. We have taken responsibility over supporting the Joint Venture's client base, including the remaining warranties. As a result of the liquidation, we have formed Spire Solar Systems as a full-service organization, offering system designs and project management to domestic markets. See Note 13.

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

        During the second quarter of 2009, we began pursuing an exclusive sales process of our Medical Products Business Unit. On September 4, 2009, we agreed to sell the Medical Products Business Unit to Bard Access Systems, Inc., which sale has not yet been consummated. Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

        Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems. Export sales, which amounted to 53% of net sales and revenues for the nine months ended September 30, 2009, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

        The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                 September 30,
                                                  -----------------------       -----------------------
                                                    2009           2008           2009           2008
                                                  --------       --------       --------       --------
Net sales and revenues                                 100%           100%           100%           100%
Cost of sales and revenues                              85             65             89             69
                                                  --------       --------       --------       --------
    Gross profit                                        15             35             11             31
Selling, general and administrative expenses           (26)           (30)           (26)           (28)
Internal research and development expenses              (1)            (1)            (1)            (1)
Gains on termination of contracts                     --             --                3           --
                                                  --------       --------       --------       --------
    Income (loss) from continuing operations           (12)             4            (13)             2
Other expense, net                                      (1)            (1)            (3)            (2)
                                                  --------       --------       --------       --------
    Loss from continuing operations before
        income tax provision                           (13)             3            (16)          --
Income tax provision                                  --             --             --             --
                                                  --------       --------       --------       --------
    Loss from continuing operations                    (13)             3            (16)          --
Loss from discontinued operations, net of tax           (8)          --               (3)            (1)
                                                  --------       --------       --------       --------
    Net loss                                           (21%)            3%           (19%)           (1%)
                                                  ========       ========       ========       ========

OVERALL

        Our total net sales and revenues for the nine months ended September 30, 2009 were $50.1 million as compared to $46.2 million for the nine months ended September 30, 2008, which represents an increase of $3.9 million or 8.6%. The increase was primarily attributable to a $5.1 million increase in solar sales and a $868 thousand increase in biomedical revenues, partially offset by a $2.0 million decrease in optoelectronics sales.

SOLAR BUSINESS UNIT

        Sales in our solar business unit increased 14% during the nine months ended September 30, 2009 to $41.2 million as compared to $36.1 million in the nine months ended September 30, 2008. The increase is the result of sales in solar cell materials during 2009, partially offset by a decrease in solar equipment sales. We did not sell solar cell materials during the first three quarters of 2008.

BIOMEDICAL BUSINESS UNIT

        Revenues of our biomedical business unit increased 15% during the nine months ended September 30, 2009 to $6.8 million as compared to $5.9 million in the nine months ended September 30, 2008. The increase reflects increased revenues from our orthopedics coatings services partially offset by a decrease in revenue from research and development contracts.

OPTOELECTRONICS BUSINESS UNIT

        Revenues in our optoelectronics business unit decreased 47% to $2.2 million during the nine months ended September 30, 2009 as compared to $4.2 million in the nine months ended September 30, 2008. The decrease reflects an overall decrease in optoelectronics activities attributable to a further deepening of the current global economic recession and to a lesser extent the termination of a contract as discussed below in Gains on Termination of Contracts.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months
--------------------------------------------------------------------------------
Ended September 30, 2008
------------------------

NET SALES AND REVENUES

        The following table categorizes our net sales and revenues for the periods presented:

                                                            Three Months Ended
                                                               September 30,          Increase/(Decrease)
                                                          ---------------------      ----------------------
     (in thousands)                                         2009         2008            $             %
                                                          --------     --------      --------      --------
     Sales of goods                                       $ 13,551     $ 12,714     $    837             7%
     Contract research, services and license revenues        3,013        3,839         (826)          (22%)
                                                          --------     --------      --------
        Net sales and revenues                            $ 16,564     $ 16,553     $     11           --%
                                                          ========     ========     ========

        The 7% increase in sales of goods for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily due to new sales in solar cell materials, partially offset by a decrease in solar equipment revenues. New sales of solar cell materials, all to one customer, were $4.6 million in 2009. Solar equipment sales decreased 31% in 2009 as compared to 2008 primarily due to an overall slow down in solar power industry activity.

        The 22% decrease in contract research, services and license revenues for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily attributable to a decrease in optoelectronics and royalties, partially offset by an increase in orthopedics service and research and development activities. Revenue from our optoelectronics processing services (Spire Semiconductor) decreased 51% in 2009 compared to 2008 as a result of an overall decrease in optoelectronics activities attributable to a further deepening of the current global economic recession and to a lesser extent the termination of a contract with Principia Lightworks, Inc. in March 2009 (see Gains on Termination of Contracts). Revenue from royalties decreased 100% as a result of the termination of contract with Nisshinbo Industries, Inc. in November 2008. Revenues from our orthopedic activities increased 15% in 2009 as compared to 2008. This increase is primarily the result of revenue from a new customer added in the third quarter of 2008. Revenues from our research and development activities increased 15% in 2009 as compared to 2008 primarily due to an increase in the number and value of contracts associated with funded research and development.

        Revenues from the delivery of solar equipment module lines to two customers account for 27% of total net sales and revenue for the three month period ended September 30, 2009 and recurring revenue from the sale of solar cell materials to another customer accounted for 28% of total net sales and revenue during the same period. Revenues from the delivery of solar equipment module lines to two customers account for 24% of total net sales and revenue for the three month period ended September 30, 2008.

        The following table categorizes our net sales and revenues for the periods presented:

                                                             Nine Months Ended
                                                               September 30,          Increase/(Decrease)
                                                          ---------------------      ----------------------
     (in thousands)                                         2009         2008            $             %
                                                          --------     --------      --------      --------
     Sales of goods                                       $ 41,101     $ 35,393     $  5,708            16%
     Contract research, services and license revenues        9,023       10,757       (1,734)          (16%)
                                                          --------     --------      --------
        Net sales and revenues                            $ 50,124     $ 46,150     $  3,974             9%
                                                          ========     ========     ========

        The 16% increase in sales of goods for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily due to new sales in solar cell materials, partially offset by decreased solar equipment revenues. New sales of solar cell materials, all to one customer, were $11.0 million in 2009. Solar equipment sales decreased 14% in 2009 as compared to 2008 primarily due to an overall slow down in solar power industry activity.

        The 16% decrease in contract research, services and license revenues for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to a decrease in optoelectronics, royalties and research and development activities, partially offset by an increase in orthopedics service. Revenue from our optoelectronics processing services (Spire Semiconductor) decreased 47% in 2009 compared to 2008 as a result of an overall decrease in optoelectronics activities attributable to a further deepening of the current global economic recession and to a lesser extent the termination of a contract with Principia Lightworks, Inc. in March 2009 (see Gains on Termination of Contracts). Revenue from royalties decreased 100% as a result of the termination of contract with Nisshinbo Industries, Inc. in November 2008. Revenues from our research and development activities decreased 2% in 2009 as compared to 2008 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our orthopedic activities increased 21% in 2009 as compared to 2008. This increase is primarily the result of revenue from a new customer added in the third quarter of 2008.

        Revenues from the delivery of a solar equipment cell line to one customer account for 21% of total net sales and revenue for the nine month period ended September 30, 2009 and recurring revenue from the sale of solar cell materials to another customer accounted for 22% of total net sales and revenue during the same period. Revenues from the delivery of a solar equipment module line to one customer account for 10% of total net sales and revenue for the nine month period ended September 30, 2008.

COST OF SALES AND REVENUES

        The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                Three Months Ended September 30,                Increase/(Decrease)
                                        ------------------------------------------------      ----------------------
(in thousands)                            2009           %           2008           %            $              %
                                        --------     --------      --------     --------      --------      --------
Cost of goods sold                      $ 11,692           86%     $  7,934           62%     $  3,758            47%
Cost of contract research, services
and licenses                               2,331           77%        2,794           73%         (463)          (17%)
                                        --------                   --------                   --------
   Net cost of sales and revenues       $ 14,023           85%     $ 10,728           65%     $  3,295            31%
                                        ========                   ========                   ========

        Cost of goods sold increased 47% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of costs related to solar materials and a provision for a reserve of $369 thousand related to actual and estimated costs to complete two solar projects. As a percentage of sales, cost of goods sold was 86% of sales of goods in 2009 as compared to 62% of sales of goods in 2008. This increase in the percentage of sales in 2009 is due to the provision for a reserve of $369 thousand related to estimated costs to complete two solar projects, low margins related to a solar cell materials contract and an unfavorable utilization of solar manufacturing overhead.

        Cost of contract research, services and licenses decreased 17% for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of decreased costs at our optoelectronics facility (Spire Semiconductor) due to lower associated revenues and to a lesser extent a decrease in orthopedics service costs, partially offset by increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue increased to 77% of revenues in 2009 from 73% in 2008, primarily due to unfavorable margin related to our optoelectronics facility, partially offset by favorable margins in orthopedic services in 2009.

        Cost of sales and revenues also includes approximately $32 thousand and $48 thousand of stock-based compensation for the three months ended September 30, 2009 and 2008, respectively.

        The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

                                                 Nine Months Ended September 30,                Increase/(Decrease)
                                        ------------------------------------------------      ----------------------
(in thousands)                            2009           %           2008           %            $              %
                                        --------     --------      --------     --------      --------      --------
Cost of goods sold                      $ 37,677           92%     $ 24,171           68%     $ 13,506            56%
Cost of contract research, services
and licenses                               6,764           75%        7,510           70%         (746)          (10%)
                                        --------                   --------                   --------
   Net cost of sales and revenues       $ 44,441           89%     $ 31,681           69%     $ 12,760            40%
                                        ========                   ========                   ========

        Cost of goods sold increased 56% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of costs related to solar materials, costs related to the completion of an automated module line and a provision for a reserve of $952 thousand related to actual and estimated costs to complete two solar projects. As a percentage of sales, cost of goods sold was 92% of sales of goods in 2009 as compared to 68% of sales of goods in 2008. This increase in the percentage of sales in 2009 is due to the provision for a reserve of $952 thousand related to actual and estimated costs to complete two solar projects, low margin related to the completion of an automated module line,low margins related to a solar cell materials contract and an unfavorable utilization of solar manufacturing overhead.

        Cost of contract research, services and licenses decreased 10% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of decreased costs at our optoelectronics facility (Spire Semiconductor) due to lower associated revenues, partially offset by increased costs of our contract research activities due to higher volumes. Cost of contract research, services and licenses as a percentage of revenue increased to 75% of revenues in 2009 from 70% in 2008, primarily due to unfavorable margin related to our optoelectronics facility, partially offset by favorable margins in orthopedic services in 2009.

        Cost of sales and revenues also includes approximately $114 thousand and $143 thousand of stock-based compensation for the nine months ended September 30, 2009 and 2008, respectively.

OPERATING EXPENSES

        The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                Three Months Ended September 30,                Increase/(Decrease)
                                        ------------------------------------------------      ----------------------
(in thousands)                            2009           %           2008           %            $              %
                                        --------     --------      --------     --------      --------      --------
Selling, general and administrative     $  4,320           26%     $  5,025           31%     $   (705)          (14%)
Internal research and development            220            1%          200            1%           20            10%
                                        --------                   --------                   --------
   Operating expenses                   $  4,540           27%     $  5,225           32%     $   (685)          (13%)
                                        ========                   ========                   ========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expense decreased 14% in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as a result of a decrease in lower sales commissions paid to agents and less marketing activities, partially offset by an increase in corporate staffing levels and related employee costs to support our overall growth. Selling, general and administrative expense decreased to 26% of sales and revenues in 2009 as compared to 31% in 2008. The slight decrease was primarily due to the absorption of selling, general and administrative overhead costs by the slight increase in sales and revenues.

        Operating expenses include approximately $54 thousand and $137 thousand of stock-based compensation for the three months ending September 30, 2009 and 2008, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

        Internal research and development expense increased slightly in the three months ended September 30, 2009 as compared to the three months ended September 30, 2008. As a percentage of sales and revenue, internal research and development expenses remained at 1% of sales and revenues in 2009 and 2008.

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

                                                 Nine Months Ended September 30,                     Increase
                                        ------------------------------------------------      ----------------------
(in thousands)                            2009           %           2008           %            $              %
                                        --------     --------      --------     --------      --------      --------
Selling, general and administrative     $ 13,269           26%     $ 13,018           28%     $    251            2%
Internal research and development            782            2%          482            1%          300           62%
                                        --------                   --------                   --------
   Operating expenses                   $ 14,051           28%     $ 13,500           29%     $    551            4%
                                        ========                   ========                   ========

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expense increased 2% in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of an increase in corporate staffing levels and related employee costs to support our overall growth, partially offset by a decrease in lower sales commissions paid to agents and less marketing activities. Selling, general and administrative expense decreased to 26% of sales and revenues in 2009 as compared to 28% in 2008. The slight decrease was primarily due to the absorption of selling, general and administrative overhead costs by the 9% increase in sales and revenues.

        Operating expenses includes approximately $298 thousand and $451 thousand of stock-based compensation for the nine months ending September 30, 2009 and 2008, respectively.

INTERNAL RESEARCH AND DEVELOPMENT

        Internal research and development expense increased 62% in the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as a result of higher levels of research and development spent in the solar group. As a percentage of sales and revenue, internal research and development expenses increased slightly to 2% of sales and revenues in 2009 as compared to 1% in 2008.

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

OTHER INCOME (EXPENSE), NET

        We earned $1 thousand and $1 thousand of interest income for the three months ended September 30, 2009 and 2008, respectively. We incurred interest expense of $84 thousand and $50 thousand for the three months ended September 30, 2009 and 2008, respectively. We recorded a loss of $45 thousand on equity investment in joint venture with Gloria Solar for the three months ended September 30, 2008. Due to reducing the value of the investment in joint venture in the second quarter of 2009 to the estimated proceeds from the liquidation, there was no gain or loss in the third quarter of 2009. See Note 13. We had a currency exchange loss of approximately $174 thousand and a currency exchange gain of $16 thousand during the three months ended September 30, 2009 and 2008, respectively.

        We earned $15 thousand and $12 thousand of interest income for the nine months ended September 30, 2009 and 2008, respectively. We incurred interest expense of $232 thousand and $169 thousand for the nine months ended September 30, 2009 and 2008, respectively. We recorded a loss of $1.02 million and $409 thousand on equity investment in joint venture with Gloria Solar for the nine months ended September 30, 2009 and 2008, respectively. Since the Joint Venture's inception, we have reported financial results of the Joint Venture one quarter in arrears. Due to the liquidation of the Joint Venture in the third quarter of 2009, we have included in our reported losses on equity investment relating to the Joint Venture, the Joint Venture's second quarter 2009 losses of $348 thousand, first quarter 2009 losses of $310 thousand, fourth quarter 2008 losses of $280 thousand and an impairment charge of $85 thousand to reduce the value of the investment to the value of the proceeds received in the third quarter of 2009. See Note 13. We had a currency exchange loss of approximately $35 thousand and $392 thousand during the nine months ended September 30, 2009 and 2008, respectively.

INCOME TAXES

        We recorded a provision for income taxes of $23 thousand and $64 thousand for the three and nine months ended September 30, 2009, respectively. We did not record an income tax provision or benefit in the three or nine months ending September 30, 2008. A valuation allowance has been provided against the current period tax benefit due to uncertainty regarding the realization of the net operating loss in the future.

LOSS FROM DISCONTINUED OPERATIONS

           During the second quarter of 2009, we began pursuing an exclusive sales process of our Medical Products Business Unit. On September 4, 2009, we agreed to sell the Medical Products Business Unit to Bard Access Systems, Inc., which sale has not yet been consummated. Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 14.

        We recorded a loss from discontinued operations of $1.2 million and $77 thousand for the three months ended September 30, 2009 and 2008, respectively. We recorded a loss from discontinued operations of $1.6 million and $358 thousand for the nine months ended September 30, 2009 and 2008, respectively. Included in discontinued operations are reserves for inventory and potential returns related to a voluntary recall of medical products totaling approximately $1.1 million for the three and nine months ended September 30, 2009. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $125 thousand and $140 thousand for the three months ended September 30, 2009 and 2008, respectively, and $359 thousand and $430 thousand for the nine months ended September 30, 2009 and 2008, respectively. See Note 14.

NET LOSS

        We reported a net loss for the three months ended September 30, 2009 of approximately $3.5 million and a net income of $445 thousand for the same period in 2008. The net loss increased approximately $4.0 million primarily due to lower margins in solar equipment sales and an increased loss from discontinued operations (see Note 14), partially offset by gains on termination of contracts.

        We reported a net loss for the nine months ended September 30, 2009 and 2008 of approximately $9.6 million and $347 thousand, respectively. The net loss increased approximately $9.3 million primarily due to lower margins in solar equipment sales and to a lesser extent an increased loss from discontinued operations (see Note 14) and an impairment charge to reduce the value of the equity investment in joint venture to the estimated proceeds from the liquidation (see Note 13), partially offset by gains on termination of contracts.

Liquidity and Capital Resources

                                  September 30,    December 31,            Decrease
     (in thousands)                   2009            2008            $               %
                                   ----------      ----------     ----------      ----------
     Cash and cash equivalents     $    4,901      $    5,971     $   (1,070)            (18%)
     Working capital               $   (1,882)     $    6,835     $   (8,717)           (128%)
                                   ----------      ----------     ----------      ----------

        Cash and cash equivalents decreased due to cash used in investing and financing activities, partially offset by cash provided by operating activities. The overall reduction in working capital is due primarily to a decrease in cash and restricted cash along with an increase in liabilities of discontinued operations primarily resulting from a voluntary recall of medical products in the third quarter of 2009. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and proceeds from the sale of equity securities.

        There are no material commitments by us for capital expenditures. At September 30, 2009, our accumulated deficit was approximately $16.5 million, compared to accumulated deficit of approximately $6.9 million as of December 31, 2008.

        We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to a further deepening of the current global economic recession. As a result, we believe we have sufficient resources to finance our current operations through at least September 30, 2010.

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

        On March 31, 2008, we entered into a second Loan and Security Agreement (the "Revolving Credit Facility") with the Bank. Under the terms of the Revolving Credit Facility, the Bank agreed to provide us with a credit line up to $5 million. Our obligations under the Equipment Credit Facility were secured by substantially all of our assets and advances under the Revolving Credit Facility were limited to 80% of eligible receivables and the lesser of 25% of the value of its eligible inventory, as defined, or $2.5 million if the inventory is backed by a customer letter of credit. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) Prime Rate plus one percent (1.0%) or (ii) seven percent (7.0%). In addition, we agreed to pay to the Bank a monthly collateral monitoring fee in the event we were in default of our covenants and agreed to the following additional terms: (i) $50 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 0.5% of the total credit line if we terminated the Revolving Credit Facility prior to 12 months from the Revolving Credit Facility's effective date. In addition, on March 31, 2008 our existing Equipment Credit Facility was amended whereby the Bank granted a waiver for our defaults for not meeting its December 31, 2007 quarter liquidity and profit covenants and for not meeting our January and February 2008 liquidity covenants. Further, the covenants were amended to match the covenants, as discussed below, contained in the Revolving Credit Facility. Our interest rate under the Equipment Credit Facility was also modified from Bank Prime plus one half percent (0.5%) to the greater of (i) Bank Prime plus one percent (1.0%) or (ii) seven percent (7.0%).

        On May 13, 2008, the Bank amended the Equipment Credit Facility and the Revolving Credit Facility, modifying the our net income profitability covenant requirements in exchange for a three quarters percent (0.75%) increase in our interest rate and waiver restructuring fee equal to one half percent (0.5%) of amounts outstanding under the Equipment Credit Facility and committed under the Revolving Credit Facility. In addition, our term loan balance was to be factored in when calculating our borrowing base under the Revolving Credit Facility.

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

        Under the terms of the Restated Revolving Credit Facility, the Bank agreed to provide us with a credit line of up to $3 million. Our obligations under the Restated Revolving Credit Facility were secured by substantially all of our assets. Advances under the Restated Revolving Credit Facility were limited to 80% of eligible receivables. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%; provided, however, that if we achieved positive net income over a trailing 3-month period, interest on outstanding borrowings would drop and accrue during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, we agreed to pay the Bank a monthly collateral monitoring fee in the event we are in default of our covenants and agreed to the following additional terms: (i) $67.5 thousand commitment fee; (ii) an unused line fee in the amount of 0.75% per annum of the average unused portion of the revolving line; and (iii) an early termination fee of 1.0% of the total credit line.

        In addition, under the Restated Revolving Credit Facility, our existing Equipment Credit Facility with the Bank was amended whereby we agreed with the Bank that there would be no additional availability under such facility and, based on an outstanding principal amount of $1.2 million on June 22, 2009, we would continue to make monthly installments of principal of $97,222 plus accrued interest until the outstanding balance was paid in full. Our interest rate with respect to the outstanding balance was also modified so that interest accrues at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

        Under the terms of the Ex-Im Facility, the Bank agreed to provide us with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. Our obligations under the Ex-Im Facility were secured by substantially all of our assets. Advances under the Ex-Im Facility were limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the lesser of 50% of the value of eligible inventory, as defined, or $3 million. Interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or
(ii) 7.75%; provided, however, that if we achieved positive net income over a trailing 3-month period, interest on outstanding borrowings would drop and accrue during such period at a rate per annum equal to the greater of (i) the prime rate plus 0.75% or (ii) 6.75%. In addition, in the event of an early termination, we agreed to pay the Bank an early termination fee of 1.0% of the total credit line.

        Under the Restated Revolving Credit Facility and the Ex-Im Facility, as long as any commitment remains outstanding under the facilities, we were required to comply with a minimum tangible net worth covenant and a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on our ability to, among other things, incur additional indebtedness, create or permit liens on our assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by us. Any failure by us to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

        The Equipment Credit Facility principal balance outstanding was $875 thousand and $1.8 million at September 30, 2009 and December 31, 2008, respectively. The principal balance outstanding under the Restated Revolving Credit Facility (and the prior Revolving Credit Facility) was $1.5 million at September 30, 2009 and December 31, 2008. Under the credit facilities we were required to maintain a minimum tangible net worth (as defined) of $11.0 million and minimum liquidity (as defined) of $4.0 million; our tangible net worth (as defined) and liquidity (as defined) at September 30, 2009 was $4.7 million and $7.2 million, respectively. We were not in compliance with our credit facilities tangible net worth covenant as of September 30, 2009, and were unlikely to be in compliance on a going forward basis. Accordingly, in November 2009, we entered into amendment and restatements of our two credit facilities to more closely match our business model and which contain a waiver of any prior financial covenant defaults. The amended and restated credit facilities are described below.

        On November 16, 2009, we entered into two separate amended and restated credit facilities with the Bank continuing to provide for credit lines of up to $8 million in the aggregate: (i) a Second Amended and Restated Loan and Security Agreement (the "Second Restated Revolving Credit Facility") pursuant to which the Bank agreed to continue to provide us with a credit line of up to $3 million and (ii) an Amendment and Restated Export-Import Bank Loan and Security Agreement (the "Restated Ex-Im Facility") pursuant to which the Bank agreed to continue to provide us with a credit line of up to $5 million to be guaranteed by the EXIM Bank. The maturity date for each of these facilities is May 31, 2010.

        Under the terms of the Second Restated Revolving Credit Facility, the Bank agreed to continue to provide us with a credit line of up to $3 million. Our obligations under the Second Restated Revolving Credit Facility are secured by substantially all of our assets. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if we achieve liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, we achieve positive net income over a trailing 3-month period, interest on outstanding borrowings drops further and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. Furthermore, we agreed to pay the Bank a monthly collateral handling fee and agreed to the following additional terms: (i) $20 thousand restructure fee; and
(ii) in the event of an early termination, we agreed to pay the Bank an early termination fee of $80 thousand.

        In addition, under the Second Restated Revolving Credit Facility, with respect to our outstanding term loan with the Bank, which has a balance of $681 thousand as of the date of the agreement, we must continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance is paid in full. Interest on the term loan continues to accrue at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

        Under the terms of the Restated Ex-Im Facility, the Bank agreed to continue to provide us with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. Our obligations under the Restated Ex-Im Facility are secured by substantially all of our assets. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the 50% of the value of eligible inventory, as defined. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if we achieve liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, we achieve positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. In the event of an early termination, we agreed to pay the Bank an early termination fee of $80 thousand.

        Under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility, as long as any commitment remains outstanding under the facilities, we must comply with a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on our ability to, among other things, incur additional indebtedness, create or permit liens on our assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by us and our subsidiaries. Any failure by us to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

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

        In connection with our Manufacturing Agreement with Principia, during fiscal 2007 we invested approximately $3.8 million in equipment, which would allow us to produce optoelectronic devices on a commercial basis. This was in anticipation of future revenues under the Manufacturing Agreement; Principia provided a non-refundable up front payment to partially offset our investment. Since the termination of the agreement, we are using this equipment for our other customers and are performing research and development of solar concentrator cells, which we expect to be able to commercialize.

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

        UNI-CHEM AGREEMENTS

        On August 26, 2009, we entered into a Purchase and Sale Agreement for 60MW Solar Cell Production Line (the "Cell Line Agreement") to provide Uni-CHEM Co., Ltd., a South Korean company ("Uni-Chem"), a 60 megawatt turn-key multi-crystalline cell manufacturing line (the "Cell Line") for $21.75 million. Assuming satisfaction of certain contingent obligations, including a down payment, the Cell Line is expected to ship in 2010 and is subject to finalizing various design, manufacturing and performance specifications. The down payment has not yet been received.

        In addition, on August 26, 2009, we entered into a Purchase and Sale Agreement for 50MW Solar Module Production Line (the "Module Line Agreement") to provide Uni-Chem a 50 megawatt turn-key module manufacturing line (the "Module Line") for $13.25 million. Assuming satisfaction of certain contingent obligations, including a down payment, the Module

Line is expected to ship in 2010 and is subject to finalizing various design, manufacturing and performance specifications. The down payment has not yet been received.

        Finally, concurrently with the execution of the Cell Line Agreement and the Module Line Agreement, we entered into a Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line (the "Project Management Agreement") under which we agreed to provide Uni-Chem with certain utilities and infrastructure support services for the Cell Line and the Module Line. The aggregate price for these services is $11.5 million which will be paid over time as these services are provided.

        Under a Memorandum of Agreement, Uni-Chem was to make a $2.0 million non-refundable deposit to us creditable towards the Module Line Agreement if Uni-Chem makes all initial down payments under the three projects noted above. Uni-Chem has paid $1.0 million of this deposit and the parties signed amendments, which extended the next payment due on or before November 20, 2009.


Foreign Currency Fluctuation

        We sell only in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. In addition, purchases made and historic royalties received under our Consortium Agreement with Nisshinbo are in Japanese yen. In addition, we received Japanese yen related to the termination of the Consortium Agreement in 2008. We have committed to purchase certain pieces of equipment from European and Japanese vendors; these commitments are denominated in Euros and Yen, respectively. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. Foreign exchange gain (loss) included in other income (expense) was $(174) thousand and $16 thousand for the three months ended September 30, 2009 and 2008, respectively and $(35) thousand and $(392) thousand for the nine months ended September 30, 2009 and 2008, respectively.

Related Party Transactions

        On November 30, 2007, we entered into a Lease Agreement (the "Bedford Lease") with SPI-Trust, a Trust of which Roger Little, our Chairman of the Board, Chief Executive Officer and President, is the sole trustee and principal beneficiary, with respect to 144,230 square feet of space comprising the entire building in which we have occupied space since December 1, 1985. The term of the Bedford Lease commenced on December 1, 2007 and continues for five (5) years until November 30, 2012. We have the right to extend the term of the Bedford Lease for an additional five (5) year period. The annual rental rate for the first year of the Lease is $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Bedford Lease, the annual rental rate for the first year of the extended term will be the greater of (a) the rental rate in effect immediately preceding the commencement of the extended term or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. We believe that the terms of the Bedford Lease are commercially reasonable. Rent expense under the Bedford Lease was $505 thousand for both the three months ended September 30, 2009 and 2008 and was $1.5 million for both the nine months ended September 30, 2009 and 2008.

        In May 2003, Spire Semiconductor leased a building (90 thousand square feet) in Hudson, New Hampshire from SPI-Trust whereby we agreed to pay $4.1 million to SPI-Trust over an initial five-year term expiring in May 2008 with an option for us to extend for five years. In addition to the rent payments, the lease obligated us to keep on deposit with SPI-Trust the equivalent of three months rent. The lease agreement did not provide for a transfer of ownership at any point. Interest costs were assumed at 7%. Interest expense was approximately $8.4 thousand for the nine months ended September 30, 2008. This lease was classified as a related party capital lease and a summary of payments (including interest) follows:

                                         Rate Per        Annual          Monthly        Security
                 Year                  Square Foot        Rent            Rent          Deposit
     -----------------------------------------------------------        --------        --------
     (in thousands, except rate per square foot)
     June 1, 2003 - May 31, 2004        $   6.00        $    540        $     45        $    135
     June 1, 2004 - May 31, 2005            7.50             675              56             169
     June 1, 2005 - May 31, 2006            8.50             765              64             191
     June 1, 2006 - May 31, 2007           10.50             945              79             236
     June 1, 2007 - May 31, 2008        $  13.50        $  1,215        $    101        $    304
                                                        --------
                                                        $  4,140
                                                        ========

        Upon the expiration of the lease in May 2008, we did not exercise our option to extend the lease for an additional 5 years. On May 20, 2008, we agreed with SPI-Trust to continue the current lease, under the current terms and conditions on a month-to-month basis for a maximum of three (3) months beyond the current term.

        On August 29, 2008, we entered into a new Lease Agreement (the "Hudson Lease") with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300 thousand as security for performance by us for our covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was $332 thousand and $111 thousand the three months ended September 30, 2009 and 2008, respectively and $996 thousand and $111 thousand the nine months ended September 30, 2009 and 2008, respectively.

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

REVENUE RECOGNITION

        We derive our revenues from three primary sources: (1) commercial products including, but not limited to, solar energy manufacturing equipment solar energy materials, solar energy systems and hemodialysis catheters; (2) biomedical and semiconductor processing services; and (3) United States government funded research and development contracts.

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

STOCK-BASED COMPENSATION

        We account for our stock-based compensation plans in accordance with the fair value recognition provisions of ASC 718, COMPENSATION - STOCK COMPENSATION. We use the Black-Scholes option pricing model as our method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. We use the straight-line method of attributing the value of stock-based compensation expense for all stock option grants.

        We have elected to adopt the alternative transition method provided by ASC 718 for calculating the tax effects (if any) of stock-based compensation expense pursuant to ASC 718. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid-in capital pool and the consolidated statements of operations and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718.

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

        We provide for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized. Should actual product failure warranties differ from our estimates, revisions to the estimated warranty liability would be required. The changes in the product warranties for the nine months ended September 30, 2009, are as follows:

                    (in thousands)
                    Balance at December 31, 2008        $    495
                        Provision charged to income          668
                        Usage                               (427)
                                                        --------
                    Balance at September 30, 2009       $    736
                                                        ========

Contractual Obligations, Commercial Commitments and Off-Balance Sheet
---------------------------------------------------------------------
Arrangements
------------

The following table summarizes our gross contractual obligations at September 30, 2009 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

                                                                      Payments Due by Period
                                             ----------------------------------------------------------------------
                                                            Less than        2 - 3          4 - 5         More Than
         Contractual Obligations               Total          1 Year         Years          Years          5 Years
----------------------------------------     ----------     ----------     ----------     ----------     ----------
(in thousands)

Equipment Credit Facility (SVB)              $      904     $      904           --             --             --

Restated Revolving Credit Facility (SVB)     $    1,500     $    1,500           --             --             --

Purchase obligations                         $    7,560     $    7,377     $      183           --             --

Unrelated party capital leases               $      187     $       54     $      106     $       27

Operating leases:
  Unrelated party operating leases           $      360     $      170     $      146     $       44           --
  Related party operating leases             $   14,796     $    3,199     $    6,926     $    3,241     $    1,403

        Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.


        Equipment Credit Facility obligations outlined above include both the principal and interest components of these contractual obligations.

        Outstanding letters of credit totaled $1.4 million and $4.2 million at September 30, 2009 and December 31, 2008, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required. These letters of credit expire through 2010 and are 100% secured by cash, short-term investments and the Restated Revolving Credit Facility.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required as we are a smaller reporting company.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

        Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report, September 30, 2009.

        Based on its evaluation, and taking into consideration the material weaknesses in internal control over financial reporting referenced below, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

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

        Management has partially addressed the need for additional experienced staff with the addition of a Director of Financial Reporting (February 2008) who has the primary responsibility for the financial close and reporting process and monitoring environment related to financial reporting. We also hired a Senior Financial Analyst, CPA (July 2008) who is actively involved in the financial close and reporting process and assisting us in our remediation efforts. In addition, we hired a Corporate Controller (April 2009) who adds accounting knowledge, experience and applications of US GAAP. These positions will help us address the identified weakness in the knowledge and experience required for completeness and accuracy of our financial statements and will also help improve our overall financial close and reporting process.

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

        Except as described above, there have been no changes during our fiscal quarter ended September 30, 2009 in our internal control over financial reporting that may have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

UNI-CHEM AGREEMENTS

        On August 26, 2009, we entered into a Purchase and Sale Agreement for 60MW Solar Cell Production Line (the "Cell Line Agreement") to provide Uni-CHEM Co., Ltd., a South Korean company ("Uni-Chem"), a 60 megawatt turn-key multi-crystalline cell manufacturing line (the "Cell Line") for $21.75 million. Assuming satisfaction of certain contingent obligations, including a down payment, the Cell Line is expected to ship in 2010 and is subject to finalizing various design, manufacturing and performance specifications. The down payment has not yet been received.

        In addition, on August 26, 2009, we entered into a Purchase and Sale Agreement for 50MW Solar Module Production Line (the "Module Line Agreement") to provide Uni-Chem a 50 megawatt turn-key module manufacturing line (the "Module Line") for $13.25 million. Assuming satisfaction of certain contingent obligations, including a down payment, the Module Line is expected to ship in 2010 and is subject to finalizing various design, manufacturing and performance specifications. The down payment has not yet been received.

        Finally, concurrently with the execution of the Cell Line Agreement and the Module Line Agreement, we entered into a Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line (the "Project Management Agreement") under which we agreed to provide Uni-Chem with certain utilities and infrastructure support services for the Cell Line and the Module Line. The aggregate price for these services is $11.5 million which will be paid over time as these services are provided.

        Under a Memorandum of Agreement, Uni-Chem was to make a $2.0 million non-refundable deposit to us creditable towards the Module Line Agreement if Uni-Chem makes all initial down payments under the three projects noted above. Uni-Chem has paid $1.0 million of this deposit and the parties signed amendments, which extended the next payment due on or before November 20, 2009.

LOAN AGREEMENTS

        On November 16, 2009, we entered into two separate amended and restated credit facilities with the Bank continuing to provide for credit lines of up to $8 million in the aggregate: (i) a Second Amended and Restated Loan and Security Agreement (the "Second Restated Revolving Credit Facility") pursuant to which the Bank agreed to continue to provide us with a credit line of up to $3 million and (ii) an Amendment and Restated Export-Import Bank Loan and Security Agreement (the "Restated Ex-Im Facility") pursuant to which the Bank agreed to continue to provide us with a credit line of up to $5 million to be guaranteed by the EXIM Bank. The maturity date for each of these facilities is May 31, 2010.

        Under the terms of the Second Restated Revolving Credit Facility, the Bank agreed to continue to provide us with a credit line of up to $3 million. Our obligations under the Second Restated Revolving Credit Facility are secured by substantially all of our assets. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if we achieve liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, we achieve positive net income over a trailing 3-month period, interest on outstanding borrowings drops further and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. Furthermore, we agreed to pay the Bank a monthly collateral handling fee and agreed to the following additional terms:
(i) $20 thousand restructure fee; and (ii) in the event of an early termination, we agreed to pay the Bank an early termination fee of $80 thousand.

        In addition, under the Second Restated Revolving Credit Facility, with respect to our outstanding term loan with the Bank, which has a balance of $681 thousand as of the date of the agreement, we must continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance is paid in full. Interest on the term loan continues to accrue at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%.

        Under the terms of the Restated Ex-Im Facility, the Bank agreed to continue to provide us with a credit line up to $5 million for working capital to be guaranteed by the EXIM Bank. Our obligations under the Restated Ex-Im Facility are secured by substantially all of our assets. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the 50% of the value of eligible inventory, as defined. Interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; provided, however, that, subject to the sale of the Medical Products Business Unit, if we achieve liquidity of at least $6 million over a multi-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 2.0% or (ii) 8.0%. In addition, if, after achieving the minimum $6 million liquidity test, we achieve positive net income over a trailing 3-month period, interest on outstanding borrowings drops and accrues during such period at a rate per annum equal to the greater of (i) the prime rate plus 1.5% or (ii) 7.5%. In the event of an early termination, we agreed to pay the Bank an early termination fee of $80 thousand.

        Under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility, as long as any commitment remains outstanding under the facilities, we must comply with a minimum liquidity covenant. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on our ability to, among other things, incur additional indebtedness, create or permit liens on our assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by us and our subsidiaries. Any failure by us to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

ITEM 6.    EXHIBITS

        2.5 Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation *

        2.6 Extension dated September 25, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation
                  *

        2.7 Extension dated October 30, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation *

        10(ah) Waiver Agreement, dated August 13, 2009, related to the Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

        10(ai) Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd.+

        10(aj) Purchase and Sale Agreement for 50MW Solar Module Production Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd.+

        10(ak) Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd.+

        10(al) Memorandum of Agreement, dated August 26, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

        10(am) Amendment No. 1 to Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

        10(an) Amendment No. 1 to Purchase and Sale Agreement for 50MW Solar Module Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

        10(ao) Amendment No. 1 to Memorandum of Agreement, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

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

                                      Spire Corporation

Dated:     November 16, 2009          By: /s/ Roger G. Little
                                          --------------------------------------
                                          Roger G. Little
                                          Chairman of the Board, Chief Executive
                                          Officer and President
                                          (Principal Executive Officer)

Dated:     November 16, 2009          By: /s/ Christian Dufresne
                                          -----------------------------------
                                          Christian Dufresne, Ph. D.
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and Chief
                                          Accounting Officer)

                                  EXHIBIT INDEX


Exhibit                            Description
-------                            -----------

2.5 Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation *

2.6 Extension dated September 25, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation *

2.7 Extension dated October 30, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation *

10(ah) Waiver Agreement, dated August 13, 2009, related to the Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank.

10(ai) Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd.+

10(aj) Purchase and Sale Agreement for 50MW Solar Module Production Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd.+

10(ak) Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd.+

10(al) Memorandum of Agreement, dated August 26, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

10(am) Amendment No. 1 to Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

10(an) Amendment No. 1 to Purchase and Sale Agreement for 50MW Solar Module Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

10(ao) Amendment No. 1 to Memorandum of Agreement, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd.

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