Form 10-K/A
period 2008-12-31
SPIRE CORP
filed 2009-11-24
CIK 731657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                SPIRE CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2008

                                TABLE OF CONTENTS




Explanatory Note ...........................................................   1


PART I

Item 1.     Business .......................................................   2
Item 1A.    Risk Factors ...................................................   7
Item 1B.    Unresolved Staff Comments ......................................  15
Item 2.     Properties .....................................................  15
Item 3.     Legal Proceedings ..............................................  15
Item 4.     Submission of Matters to a Vote of Security Holders ............  16

PART II

Item 5.     Market for Registrants Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities ..............  16
Item 6.     Selected Financial Data ........................................  16
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations ..........................................  16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk .....  29
Item 8.     Financial Statements ...........................................  30
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure ...........................................  56
Item 9A(T). Controls and Procedures ........................................  57
Item 9B.    Other Information ..............................................  59

PART III

Item 10.    Directors, Executive Officers and Corporate Governance .........  59
Item 11.    Executive Compensation .........................................  60
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters .....................  60
Item 13.    Certain Relationships and Related Transactions, and Director
            Independence ...................................................  60
Item 14.    Principal Accounting Fees and Services .........................  60

PART IV

Item 15.    Exhibits, Financial Statement Schedules ........................  60

            Signatures .....................................................  64

                                EXPLANATORY NOTE

        We are filing this Amendment No. 1 (the "Amended Report") to our Annual Report on Form 10-K for the year ended December 31, 2008 (the "Original Report") for the sole purpose of (i) indicating on the signature page hereto that (A) Roger G. Little, our Chairman, Chief Executive Officer and President, is signing in his capacity as our "principal executive officer" and (B) Christian Dufresne, our Chief Financial Officer and Treasurer, is signing in his capacity as both our "principal financial officer" and "principal accounting officer"; (ii) filing as an exhibit hereto our contract, dated November 28, 2008, with Federal Prisons Industries, Inc., otherwise known as UNICOR (the "UNICOR Contract") and amendments thereto; (iii) describing the material terms of the UNICOR Contract under Item 9B, "Other Information"; and (iv) revising the description of the UNICOR Contract under Item 1, "Business" to include such material terms.

        For the reasons discussed above, we are filing this Amended Report in order to amend Item 1, "Business," Item 9B, "Other Information," Item 15, "Exhibits" and the signature page of the Original Report to the extent required to reflect the changes described above. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

        In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, March 31, 2009, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

PRODUCTS AND SERVICES

        Our core business is in the solar market, where we provide individual pieces of manufacturing equipment, turnkey cell and module lines, integrated cell supply, solar factory management services, and solar systems through our joint venture. Our solar business was responsible for over 75% of our revenues in 2008. We also operate smaller businesses in the semiconductor and biomedical device markets, both of which derived from our core expertise in solar cell fabrication.

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

        In November 2008, we received a contract worth nearly $54 million from the Federal Prison Industries, Inc, otherwise known as UNICOR, to supply solar cells for the Spire-installed Turnkey Photovoltaic Module Factory located at the Federal Correctional Institution (FCI) in Otisville, New York. UNICOR is a wholly-owned government corporation that is authorized to operate industries in federal correctional institutions and disciplinary barracks throughout the United States. The Spire-supplied turnkey module line at FCI Otisville is to be operated by inmates who will be trained to find employment in the rapidly growing United States solar industry. Modules manufactured at FCI Otisville will be sold for government installations. Successful performance of the factory may lead to similar factories at other UNICOR locations. The contract has an initial term of twenty two (22) months. Delivery commences in the first quarter of 2009 with approximately 30% of the contract value being delivered in 2009 and 70% being delivered in 2010. The contract allows UNICOR to exercise, at its option, three separate one-year extensions. The three, one-year extensions are worth up to $266.3 million in the aggregate. Under the terms of the contract, UNICOR can terminate the contract for convenience at any time.


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


ITEM 9B.  OTHER INFORMATION
---------------------------

        On November 28, 2008, we entered into a Solicitation/Contract/Order For Commercial Items (the "Cell Materials Contract") to provide Federal Prison Industries, Inc., otherwise known as UNICOR ("UNICOR"), a twenty two (22) month supply of multicrystalline solar cells for $53.94 million in the aggregate. Delivery commences in the first quarter of 2009 with approximately 30% of the contract value being delivered in 2009 and 70% being delivered in 2010. The contract allows UNICOR to exercise, at its option, three separate one-year extensions. The three, one year extensions are worth up to $266.63 million in the aggregate. Under the terms of the Cell Materials Contract, UNICOR can terminate the contract for convenience at any time.

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

        10(ap) Solicitation/Contract/Order for Commercial Items, dated November 28, 2008, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

        10(aq) Amendment of Solicitation/Modification of Contract MOD01 to Solicitation/Contract/Order for Commercial Items, dated April 20, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

        10(ar) Amendment of Solicitation/Modification of Contract MOD02 to Solicitation/Contract/Order for Commercial Items, dated June 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

        10(as) Amendment of Solicitation/Modification of Contract MOD03 to Solicitation/Contract/Order for Commercial Items, dated September 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

        14 Code of Business Conduct and Ethics incorporated by reference to Exhibit 14 to the 2003 10-KSB

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


        SPIRE CORPORATION


        By: /s/ Roger G. Little                                November 20, 2009
            --------------------------------
            Roger G. Little
            Chairman of the Board, Chief
            Executive Officer, and President
            (Principal Executive Officer)


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                   Title                          Date
          ---------                   -----                          ----

/s/ Roger G. Little           Chairman of the Board,           November 20, 2009
---------------------------   Chief Executive Officer
Roger G. Little               and President
                              (Principal Executive Officer)

/s/ Christian Dufresne        Chief Financial Officer          November 20, 2009
---------------------------   and Treasurer
Christian Dufresne            (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ Udo Henseler              Director                         November 20, 2009
---------------------------
Udo Henseler

/s/ David R. Lipinski         Director                         November 20, 2009
---------------------------
David R. Lipinski

/s/ Mark C. Little            Chief Executive Officer,         November 20, 2009
---------------------------   Spire Biomedical and
Mark C. Little                Director

/s/ Michael J. Magliochetti   Director                         November 20, 2009
---------------------------
Michael J. Magliochetti

/s/ Guy L. Mayer              Director                         November 20, 2009
---------------------------
Guy L. Mayer

/s/ Roger W. Redmond          Director                         November 20, 2009
---------------------------
Roger W. Redmond

                                  EXHIBIT INDEX


Exhibit   Description
-------   -----------

10(ap) Solicitation/Contract/Order for Commercial Items, dated November 28, 2008, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

10(aq) Amendment of Solicitation/Modification of Contract MOD01 to Solicitation/Contract/Order for Commercial Items, dated April 20, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

10(ar) Amendment of Solicitation/Modification of Contract MOD02 to Solicitation/Contract/Order for Commercial Items, dated June 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

10(as) Amendment of Solicitation/Modification of Contract MOD03 to Solicitation/Contract/Order for Commercial Items, dated September 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR. *

23        Consent of Independent Registered Public Accounting Firm

31.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to ss.302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002
___________________

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment.