Form 10-K
period 2010-12-31
SPIRE CORP
filed 2011-03-15
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The Nasdaq Global Market on June 30, 2010:  $21,146,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting in Lieu of 2011 Annual Meeting of Stockholders currently scheduled to be held on May 19, 2011, are incorporated by reference in Part III of this Form 10-K.

Spire Corporation
Form 10-K
For the Year Ended December 31, 2010

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

Principal Products and Services

Overview

Spire has been in the solar business for over 30 years, initially pioneering developments in solar cell technology. Currently, we develop, manufacture and market customized turn-key solutions for the solar industry, including individual pieces of manufacturing equipment and full turn-key lines for cell and module production and testing. We have been continually active in research and development, with over $100 million of R&D conducted and 26 issued patents. This expertise has provided the platform for development of our manufacturing equipment and turn-key lines. We have equipment deployed in approximately 50 countries and have among our customers some of the world's leading solar manufacturers including: First Solar, BP Solar, Canadian Solar, Trina Solar Energy, Evergreen Solar Solaria Energia, and Martifer Solar S.A.

As the solar market continues to expand, and photovoltaic cell and module manufacturers ramp production to meet increasing demand, they require more equipment to produce additional photovoltaic cells and modules. We believe that we are one of the world's leading suppliers of the manufacturing equipment and technology needed to produce solar photovoltaic modules. Our individual manufacturing equipment products and our SPI-LineTM integrated turn-key cell and module production lines can be scaled, customized, and automated with high throughput. These machines are designed to meet the needs of a broad customer base ranging from manufacturers relying on mostly manual processes, to some of the largest photovoltaic manufacturing companies in the world.

In addition, Spire provides photovoltaic systems for application to powering buildings with connection to the utility grid.  Our systems use commercially available modules, in some cases manufactured by our turn-key module line customers. This business was re-established at Spire with the dissolution of our joint venture with Gloria Solar Co., Ltd. of Taiwan in the third quarter of 2009.

With over forty years since our incorporation and over thirty years in the solar market, we are well positioned to capitalize on the market’s growth. Our total sales and revenues for 2010 increased approximately 14.3% compared to 2009.

Our Spire Semiconductor subsidiary provides semiconductor foundry services and has recently developed a record efficiency triple-junction gallium arsenide (“GaAs”) concentrator solar cells for solar concentrator systems. This state-of-the-art semiconductor fabrication facility also provides our solar cell process technology for silicon cells. Additionally, Spire Semiconductor provides services to the consumer, medical and defense markets.

In addition to our cell and module manufacturing equipment, photovoltaic systems business and semiconductor foundry services, our biomedical business provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial or other material characteristics of their products; and performs sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

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

The purchase price for the Medical Products Business Unit was $12.4 million, including (i) $9.4 million paid in cash to us at closing, (ii) $100 thousand that was paid in cash at closing to two of our key employees, including Mark Little, Chief Executive Officer of Spire Biomedical, as consideration for their execution of non-competition agreements, and (iii) $2.9 million that was paid in cash to us in the second quarter of 2010 based on the achievement of certain milestones described below (the “Contingent Purchase Price”).

Certain of the assets were transferred to Bard at the closing, and certain other assets (the “Contingent Deferred Assets”) were transferred to Bard upon the completion of a product recall related to such assets, which occurred during the second quarter of 2010. Until the Contingent Deferred Assets were transferred by us, we continued to manufacture and supply to Bard certain hemodialysis catheter products under the terms of a distribution agreement (the “Transition Period”). The Contingent Deferred Assets were transferred to Bard and Bard paid $1.5 million of the Contingent Purchase Price to us in the second quarter of 2010. In addition, Bard paid $1.4 million of the remaining Contingent Purchase Price to us in the second quarter of 2010 based upon the achievement of milestones related to the manufacture and supply of certain quantities of hemodialysis catheter products under the distribution agreement. The transfer price for hemodialysis catheter products delivered to Bard under the distribution agreement was equal to our standard costs of goods, including related overhead, without mark-up and calculated in accordance with U.S. generally accepted accounting principles.

Industry Overview

Solar power from photovoltaics has become one of the fastest growing industries in the world.  From 2009 to 2010 new photovoltaic installations more than doubled worldwide, from about 7.5 GW to over 16 GW, which is over six times larger than it was just four years earlier. Key factors driving the demand for solar power include rising fossil fuel prices and environmental concerns including green house gases.  As a result, businesses, governments, and consumers have become increasingly supportive of the development of solar energy.  Government incentive programs are making solar power more cost competitive.  Historically, the largest markets for photovoltaic systems have been in Europe and Japan with manufacturing located primarily in Europe and Asia. However, industry analysts predict that the U.S. will become one of the fastest growing markets over the next several years due to a number of factors including the extension of the tax credits and grants coupled with rapid expansion of photovoltaic utility markets.

Photovoltaic Module Manufacturing Overview

Photovoltaics is the direct conversion of sunlight into electricity through the use of semiconductor cells. Though various thin film and other semiconductor materials can be used, the majority of the photovoltaic systems market, approximately 80%, utilize crystalline silicon modules. Silicon modules are high efficiency and low cost and have demonstrated endurance required by systems providers.

Crystalline solar cells and modules are produced in five basic steps: (1) polysilicon production; (2) ingot growth; (3) ingot wafering; (4) cell production; and (5) module assembly. The value chain begins with the processing of quartz sand to produce polysilicon. The resulting polysilicon is melted down and cast into ingots. The ingots are sliced into wafers.  The wafers are manufactured into solar cells through an etching, doping and coating process. The solar cells are combined into modules by testing and sorting the cells, soldering the cells into strings, transferring the strings onto a glass superstrate, laminating the structure with a back sheet, framing the module and, finally, testing the module performance. Spire provides equipment for the final two steps in the manufacturing process: cell production and module assembly.

Products and Services

Our core business is in the solar market, where we provide individual pieces of manufacturing equipment, turn-key cell and module lines, cell supply, solar factory management services, and solar systems.  Our solar business was responsible for 84% of our revenues in 2010. We also operate smaller businesses in the semiconductor and biomedical device markets, both of which were derived from our core expertise in solar cell processing.

Spire Solar

We believe that we are one of the world's leading suppliers of manufacturing equipment and technology needed to manufacture solar photovoltaic power systems. Our individual items of manufacturing equipment and our SPI-LineTM module production lines span the full photovoltaic module fabrication process, which currently includes:

•	Sorting solar cells into performance groups;

•	Assembling and soldering strings of cells interconnected with metal ribbons or "tabs";

•	Completing the module circuit by soldering bus ribbons to connect the strings together;

•	Cutting polymer, fiberglass and back cover to length and assembling them with the glass and module circuit in preparation for encapsulation;

•	Laminating the module assembly and curing the encapsulating polymer;

•	Final assembly, including edge trimming, installing an edge gasket and frame, and attaching a junction box;

•	Performing a high voltage isolation test to guarantee safe voltage isolation between the cell circuit and the module frame; and

•	Electrically testing the module performance by measuring a current-voltage curve under simulated sunlight.

The fabrication of photovoltaic modules uses solar cells and module materials as input and produces functional photovoltaic modules, ready for use. We provide the necessary equipment and training for implementing these process steps for individual equipment items and for fully integrated production lines.

Many of our customers have been new entrants in the solar photovoltaic market. These entities are primarily local manufacturers that are encouraged to produce photovoltaic modules with the aid of government incentive programs. We offer a turn-key solution with enabling technology to allow these companies to quickly enter into the market, or to expand existing capacity.  We also sell individual equipment primarily to existing silicon module manufacturers as well as certain pieces of our module equipment to "thin film" manufacturers, specifically lamination and testing equipment. We provide full turn-key solar cell and wafer lines to customers for vertical integration.  A majority of the equipment used in these lines is purchased from third parties and we provide integration services along with proprietary cell line process technology.

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

Spire Semiconductor offers double- and triple-junction gallium arsenide (“GaAs”) solar cells and recently completed a contract for the Department of Energy’s National Renewable Energy Laboratory (“NREL”) for a $3.7 million, 20% cost share program to develop a 40%+ conversion efficiency solar cell design. GaAs concentrator cells represent a significant market opportunity and, as one of the pioneers in GaAs fabrication, we have the expertise to provide customers with turn-key cell products. We currently have capacity for 25 MW of high efficiency solar cell production with opportunities to expand. We also have capabilities for fabricating thermo-photovoltaic ("TPV") cells.

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

Principal Distribution Methods

Our products and services are sold primarily by our direct, internal sales staff with two notable exceptions: (i) in certain offshore markets, we utilize independent sales representatives to augment our sales efforts for our solar equipment,  and (ii) proposals for sponsored research and development work are prepared by our on staff scientists and researchers.

Competitive Conditions

The markets in which we operate are highly competitive and characterized by changes due to technological improvements and developments. We compete with many other manufacturers and service providers in each of our product and service areas; many of these competitors have greater resources and sales. Additionally, with respect to our competition, our products and services utilizes alternative technologies. For example, our solar photovoltaic systems compete with other forms of renewable energy including wind, solar thermal and geo-thermal.  Price, service and product performance are significant elements of competition in the sale of each of our products. We believe that there are considerable barriers to entry into the markets we serve, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge.

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

Key Licenses and Patents, Government Rights to Intellectual Property

Through over 30 years of research and development, we have accumulated extensive scientific and technological expertise. We protect our technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. We also seek and enforce patents as appropriate. We currently have 24 issued United States patents, 2 foreign patents and 26 patents pending in the United States, all of which cover elements of our materials and processing technologies.

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

Government Regulation of Medical Products

Prior to the sale of the Medical Products Business Unit, we initiated a voluntary recall of certain catheters based upon three field complaints of catheter malfunctions received in the third quarter of 2009.  No patient injury or complications resulted from the malfunction.  It was determined that under certain molding conditions, there was a possibility that insufficient bonding may occur which could cause the catheter to malfunction.  As it could not be isolated to a particular lot, we initiated a voluntary recall of any inventory held by our distributors and their customers.  As the manufacturer of record, we are responsible for ensuring that the product meets the product specifications and the associated product liability that may result in failure of those specifications.  Included in discontinued operations are reserves for inventory and potential returns related to a voluntary recall of medical products totaling approximately $1.1 million in the year ended December 31, 2009.  Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense in the amount of $162 thousand and $584 thousand for the years ended December 31, 2010 and 2009, respectively.  The voluntary recall was initiated in October 2009 and in February 2010, we determined that we had achieved a 100% effectiveness rating based upon the recall criteria. The U.S. Food and Drug Administration advised us in June 2010 that the recalls were terminated.

Government Regulation of Contracts

Our United States government contracts are subject to a large number of federal regulations and oversight requirements. Compliance with the array of government regulations requires extensive record keeping and the maintenance of complex policies and procedures relating to all aspects of our business, as well as to work performed for us by any subcontractors. We believe that we have put in place systems and personnel to ensure compliance with all such federal regulations and oversight requirements. All contracts with United States government agencies have been audited by the government through December 2007.  We have not incurred substantial losses as a result of these incurred cost audits.

Research and Development

Our policy is to support as much of our research and development as possible through government contract funding, which we recognize as revenue. Revenues from our research and development contracts and NREL funded by the United States government, and their percent of consolidated net sales and revenues were $3.1 million, or 4%, and $3.3 million, or 5%, for the years ended December 31, 2010 and 2009, respectively.

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

Our internally funded research and development expenditures were $1.3 million and $1.1 million for the years ended December 31, 2010 and 2009, respectively.

Customers and Markets

Revenues from the delivery of a solar equipment module line and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. See “UNICOR Relationship” below. Revenues from the delivery of a solar equipment cell line and solar equipment module line to Solaria Energia accounted for 10% and 5%, respectively, of total net sales and revenues for 2010.

Revenues from the delivery of a solar equipment cell line and a solar equipment module line to two different customers (Hanwha International LLC and Martifer Solar S.A.) accounted for 17% and 15%, respectively, of total net sales and revenue for 2009 and recurring revenue from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 18% of total net sales and revenue during the same period. See “UNICOR Relationship” below.

Our export sales, which accounted for 39% and 59% of net sales and revenues for 2010 and 2009, respectively, continue to constitute a significant portion of our net sales and revenues.  Over 90% of export sales in 2010 and 2009 were to solar customers with the remainder to biomedical and optoelectronic related customers.

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2010	%	2009	%
United States	$48,793	61%	$28,798	41%
Europe/N. Africa	14,763	19%	15,191	22%
Asia	16,233	20%	25,561	37%
Rest of the world	53	0%	321	0%
	$79,842	100%	$69,871	100%

UNICOR Relationship

On November 28, 2008, we entered into a Solicitation/Contract/Order For Commercial Items (the "Cell Materials Contract") to provide Federal Prison Industries, Inc., otherwise known as UNICOR ("UNICOR"), a twenty two month supply of multicrystalline solar cells for $53.9 million in the aggregate. Over the past two years, the parties have amended the pricing and quantity to be delivered during the initial two year term six times resulting in an overall decrease in value of the Cell Materials Contract to $36.2 million and extending definite delivery commitments into 2011.  Delivery commenced in the first quarter of 2009 with approximately 34% and 46% of the amended Cell Materials Contract value delivered in 2009 and 2010, respectively, and 20% to be delivered in the first quarter of 2011.  The last amendment changed the contract from a definite quantity to a indefinite delivery, indefinite quantity contract after the final 20% of definite delivery commitments are delivered in 2011. Under the terms of the amended Cell Materials Contract, UNICOR can terminate the contract for convenience at any time. The amended Cell Materials Contract will be in place until December 31, 2011.

Additionally, in the third quarter of 2009, under a separate contract, we were awarded a contract to deliver a 50 MW module production line for another Federal prison facility located in Oregon.  We delivered the equipment for this line in the first two quarters of 2010 and expect to complete installation in the second quarter of 2011.  This line, along with our previously installed 25 MW module line in New York, will utilize solar cells from several vendors including us to fabricate modules for use in photovoltaic systems designated for Federal installations.  Our systems group has established a teaming relationship with UNICOR whereby we could utilize UNICOR as a source of modules for Federal system projects.  The systems group has completed its registration process to allow it to bid for Federal photovoltaic system projects.

Environmental Quality

Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or its competitive position. Currently there are no lawsuits related to the environment or material administrative proceedings pending against us.

Employees

At December 31, 2010, we had approximately 194 employees, of whom 188 worked full time. Our year end head count included 117 employees in manufacturing operations, 7 employees in research and development, and 70 employees in sales, general and administrative. We also employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

We have experienced losses from operations before non-recurring gains in fiscal year 2010. These losses have contributed to an accumulated deficit of approximately $12.6 million as of December 31, 2010. Our revenues have not been sufficient to cover our operating expenses, and we anticipate that we may sustain future losses from operations if revenues do not increase. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

•	Availability of raw materials processed by the capital equipment we provide to our buyers, particularly the polysilicon used in the manufacture of the silicon wafers and solar cells;

•
Delays, postponements or cancellations of orders and shipments of our products, particularly in our solar equipment and solar systems businesses where individual order sizes may be large and thus may represent a significant portion of annual revenue;

•	Changes in our receipt of license fees, milestone payments and royalty payments relating to our intellectual property;

•	Loss of major customers, particularly as a result of customers changing their own product designs in such ways as reduce or eliminate the need for the manufacturing services we provide;

•	Reductions in the selling prices of our products and services as a result of competitive pressures;

•
Certain customers purchasing our solar equipment and optoelectronic services need to raise capital or borrow money as they are not currently profitable.  If capital and credit markets are again disrupted this may impact our ability to grow revenues;

•	Increased competition from current and future competitors, including competition resulting from services and products utilizing competing technologies;

•	Termination of existing grants with government agencies or delays in funding of grants awarded;

•	Problems experienced by our solar representatives through which we market, sell, and service certain foreign markets; and

•
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

Should photovoltaic technology be deemed unsuitable for global adoption, coupled with a potential lack of sufficient demand for solar modules or photovoltaic manufacturing equipment, we may experience an adverse effect on our revenues and related profits.

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

•	Consolidation of equipment manufacturers in the marketplace thereby reducing competitive advantages while experiencing market pricing concessions;

•	Global nature of the competitive landscape and challenges associated with geographic diversity;

•	Performance and reliability of photovoltaic systems and thin film technology compared to conventional and other non-solar renewable energy sources and products;

•	Availability and substance of government subsidies, incentives and renewable portfolio standards to support the development of the solar energy industry;

•	Position in the marketplace relative to competition and ability to scale upward as business opportunities are identified; and

•
Unforeseen fluctuations in financially viable markets that affect the ability of customers to secure required financing for capital expenditures at competive rates as well as vendor credit constraints and interruptions in materials flow throughout the U.S. supply chain.

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

•
A significant amount of revenue in 2010 was from a Federal government contract to develop solar concentrator cell technology, which ended in 2010.  If we cannot commercialize this technology, we will need to find replacement customers for our services.

Our biomedical processing services are sold to OEM medical device manufacturers, primarily makers of orthopedic implants. Our ability to expand revenue and reach and sustain profitability depends substantially on the stability and growth of product lines that have incorporated our services into their product offering.

Demand for our customer products may be impacted by recent reforms to the healthcare system in the United States which may adversely affect the demand for our services or impose direct or indirect additional costs.  We may be limited in our ability to raise prices and pass additional costs to our customers.  Our customers or their competitors may introduce new products that compete with existing product lines.  If customers fail to adopt our services in these newer generation of products this may impair our ability to expand and maintain our revenue and reach and sustain profitability.  Our ability to introduce new services is dependent upon medical device manufacturers adopting our technology and the devices being approved by appropriate governmental regulatory authorities, factors over which we have limited control.

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

The costs of development and construction of solar powered facilities involves a number of risks. Potential upfront out-of-pocket costs may be incurred for preliminary engineering, design work permitting, professional fees, and other expenses before we can determine whether a project is economically feasible. Several factors in developing the success of a particular project include:

•	Negotiation and execution of acceptable engineering, procurement and construction agreements;

•	Obtaining required governmental permits and approvals, including, but not limited to, the right to interconnect to the electric grid;

•	Timely payment of customer deposits to ensure a positive cash flow by deliverable;

•	Facilitating the obtaining of the required construction financing; and

•	On schedule implementation and satisfactory sign-off related to completion of construction.

We may enter into fixed price Engineering, Procurement and Construction ("EPC") contracts whereby we act as the project manager for our customers as it relates to the installation of the solar power systems. Major identified costs are estimated at the time of execution of the EPC contract and are the basis for the pricing model to our customers. As these cost estimates are preliminary in nature they may or may not be covered by contracts between us or the subcontractors, suppliers and other parties to the project. Additionally, we require qualified, licensed subcontractors to install our systems and shortages in the labor pool could significantly delay a project or otherwise increase our costs. Should project overruns occur and we are unable to pass these along to our customer, we may not achieve our projected margins.

Although the disruptions in the capital and credit markets related to the recent national and world-wide financial crisis have improved, any re-occurrence could adversely affect our results of operations, cash flows and financial condition, or those of our customers or suppliers.

The recent disruptions in the capital and credit markets or the re-occurrence of those disruptions could adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Such disruptions could adversely affect our ability to draw on our bank credit facilities. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rates. These same conditions and disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.  These may include project delays as well as longer project cycles from start to finish.

Our business relies in part on a limited number of products, and unfavorable sales and product mix may adversely affect our revenues, operating results and cash flows.

A significant portion of our net sales and revenues have historically been derived from sales of solar equipment module lines augmented by individual sales of simulators, assemblers, laminators and other module equipment which accounted for 42% and 47% of our net sales and revenues for 2010 and 2009, respectively. There can be no assurance that solar equipment module lines and individual equipment component sales will in fact increase or maintain their current level of sales. Circumstances that might have an effect on the sales pipeline and resulting levels of future sales of these products include factors beyond our control. Specifically, demand for solar products and the introduction of competing product offerings by other equipment manufacturers could have a material adverse affect on our business, financial condition, operating results, cash flow and future prospects.

Our business relies in part on a limited number of customers, and unfavorable developments in relation to any major customer may adversely affect our revenues, operating results and cash flows.

Revenues from the delivery of a solar equipment module line and recurring revenues from the sale of solar cell materials to the same customer accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of a solar equipment cell line and solar equipment module line to another customer account for 10% and 5%, respectively, of total net sales and revenues for 2010. Follow on orders from these customers would be subject to a competitive bid process.

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

Revenue recognition of solar cell materials, turn-key module and cell lines may result in significant fluctuations in operating results in sequential reporting periods and year over year comparisons.  While many of these sales of solar equipment are non-recurring, we have had instances of recurring sales to such customers and may have them in the future.  While the sales of solar cell materials has been recurring, the contract related to this revenue has been changed from a definite quantity to a indefinite delivery, indefinite quantity contract after the final 20% of definite delivery commitments are delivered in 2011. If an unfavorable development were to occur with respect to any significant customer it would likely have a material adverse affect on our business, financial condition, operating results, cash flows and future prospects.

In order to mitigate potential exposure to risk associated with the collection of receivables, we often request that customers agree to pay an advance down payment upon execution of a purchase and sale agreement. The collection of these advances are critical to improving the cash flow. If however, customers do not accept contract terms that include the payment of advances, there may be a negative effect on our financial condition.

Certain critical raw materials and sub-components purchased within our equipment build are frequently procured from a single-source or from a limited number of third party suppliers within the supply chain. A vendor's inability to deliver on a timely basis could result in manufacturing delays and our capability to meet scheduled ship dates to our customers based upon contractual obligations without incurring additional production costs.

Our inability to procure the raw materials and sub-components based upon acceptable specifications and tolerances within required lead times could disrupt or impair our ability to manufacture our solar equipment or add increased costs to the manufacturing process. Certain critical raw materials and sub-components purchased within our equipment build are frequently procured from a single-source or from a limited number of third party suppliers. Accordingly, the inability of any of our key suppliers to deliver on a timely basis could disrupt our supply chain and adversely affect our operations. Furthermore, in certain instances several of our suppliers tend to be smaller companies that may not be able to maintain a required flow of materials should our volume requirements rapidly increase. Such conditions could find us unable to identify new suppliers able to meet our raw material specifications to be incorporated into our production process on commercially reasonable terms and in a timely manner.

Our solar business relies in part on our arrangements with UNICOR, and unfavorable developments in relation to this customer may adversely affect our revenues, operating results and cash flows going forward.

We have signed a contract and amended it multiple times to deliver approximately $36.2 million in solar cells to UNICOR over a twenty-five month period, commencing in the first quarter of 2009, with three months remaining (80% of revenue was recognized at December 31, 2010).  We have arranged a purchase agreement with a third party vendor to supply cells for the UNICOR contract.  If our vendor fails to produce to specifications or quantities, we may need to replace this vendor and there can be no assurance that such a replacement contract will be on similar or favorable pricing terms.  UNICOR has required modifications to the contract over purchase price and quantity purchased resulting in a decrease in contract value from $53.9 million to $36.2 million.  The last amendment changed the contract from a definite quantity to a indefinite delivery, indefinite quantity contract after the final 20% of definite delivery commitments are delivered in the first quarter of 2011. While UNICOR can place delivery orders after the definite delivery commitments of solar cells are completed in 2011, there are no guaranteed minimums and there is no guarantee that they will place any additional delivery orders.  We have an additional contract where we are currently installing equipment to a turn-key module line at a second Federal prison facility.  If UNICOR is not successful in the production and sale of photovoltaic modules, this may adversely impact our equipment business unless we are able to develop new customers to replace UNICOR.

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

We currently develop, manufacture and market customized turn-key solutions for the solar industry, including individual pieces of manufacturing equipment and full turn-key lines for cell and module production and testing. As the photovoltaic market matures, there may be fewer opportunities for start up firms.  Further, customer purchasing decisions such as when purchasing decisions are made or how managed, what types of services are combined with purchased equipment may evolve as the industry expands.  For example, we may determine that it is in our best interest to alter our strategy to focus on individual pieces of manufacturing equipment (as opposed to turn key solutions). We may have to offer vendor financing programs.  Potentially re-engineering our focus toward individual pieces of manufacturing equipment and away from turn-key solutions may result in identification of non-productive assets, associated write-downs and/or reserves along with excess capacity and infrastructure costs.

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

We rely on a combination of patent, copyright, trademark and trade secret protections as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 24 United States patents, 2 foreign patents and have a number of pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure that:

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

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue (approximately 39% in 2010) and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales involve a variety of risks and uncertainties, including but not limited to risks related to:

•	Reliance on strategic alliance partners such as representatives and licensees;

•	Compliance with changing foreign regulatory requirements and tax laws;

•	Reduced protection for intellectual property rights in some countries;

•	Longer payment cycles to collect accounts receivable in some countries;

•	Increased costs or reduced revenues as a result of movements in foreign currency exchange rates;

•	Political instability;

•	Economic downturns in international markets;

•	Strengthening of the United States dollar may negatively impact our foreign customers ability to purchase our products and services.

•
Trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make our product offering less competitive in some countries; and

•	Changing restrictions imposed by United States export laws.

Failure to successfully address these risks and uncertainties could adversely affect our international sales, which could in turn have a material and adverse effect on our results of operations and financial condition.

Global nature of our revenue subjects us to the legal systems of the international countries in which we offer and sell our products.
We offer and sell our products internationally which accounted for 39% and 59% of net sales and revenue for 2010 and 2009, respectively. As such, we are or could become subject to the laws and regulations of the jurisdictions in which we conduct business. Laws and regulations include but are not limited to health and safety and environmental regulations, which are specific to the countries in which we sell our products. Accordingly we design our equipment to ensure their compliance with all applicable known standards. Continued compliance to satisfy ever changing legal and regulatory requirements, may cause us to incur additional costs leading to margin erosion. Accordingly, foreign laws and regulations which are applicable to us may have a material adverse effect on our business, financial condition, operating results, cash flow and future prospects.
As a result of the laws and regulations of the foreign jurisdictions in which we carry on business, we may experience difficulty in enforcing customer purchase and sale agreements or certain provisions included therein including but not limited to product warranty which is normally provided to our customers. The inability to enforce our contractual rights in foreign jurisdictions may have a material adverse effect on our business, financial condition, operating results, cash flow and future prospects.

The use of our medical related products (including our former catheter products), as well as our photovoltaic module manufacturing equipment, entails a risk of physical injury; the defense of claims arising from such risk may exceed our insurance coverage and distract our management.

The use of orthopedic and other medical devices may entail a risk of physical injury to patients. To the extent we fail to meet the manufacturers’ specifications in performing our biomedical processing services, we may be exposed to potential product liability and other damage claims.  We have had cases brought against us as a supplier of services with other defendants over the alleged manufacture and sale of defective heart valves. In the past, we have settled a case alleging that our catheter contributed to a patient’s death in Ohio.  Further, in 2010 we concluded a voluntary recall of certain hemodialysis catheters as the manufacturer of record due to a vendor molding issue. While no claims of product liability or other damages have been initiated against us due to the recall, this does not preclude such an event occurring as we have recalled only unused inventory held by distributors and hospitals.  Even though we have completed the sale of our catheter product line to Bard, we are still the manufacturer of record of catheters implanted in patients, we are still responsible for those devices that we manufactured and are still liable for any recalls of any of these devices in the future. Furthermore, the use of our photovoltaic module manufacturing equipment could result in operator injury. We maintain product liability and umbrella insurance coverage; however, there can be no assurance that any product liability claim assessed against us would not exceed our insurance coverage, or that insurance coverage would continue to be available. While we typically obtain agreements of indemnity from manufacturers of biomedical products for which we provide manufacturing services, there can be no assurance that any such indemnity agreements will be enforceable or that such manufacturers will have adequate funds to meet their obligations under such agreements. The cost of defending a product liability, negligence or other action, and/or assessment of damages in excess of insurance coverage, could have a material adverse effect on our business, results of operations, or financial condition.

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

Our stock is currently listed on the Nasdaq Global Market.  In order to maintain our listing on the Nasdaq Global Market, we must satisfy Nasdaq continued listing requirements.  Under Nasdaq rules, we will maintain our listing so long as we meet, among other requirements, one of the following three requirements:

•	stockholders’ equity of at least $10 million and market value of the common stock held by non-affiliates of at least $5 million (Marketplace Rule 5450(b)(1));

•	market value of listed securities of at least $50 million and market value of the common stock held by non-affiliates of at least $15 million (Marketplace Rule 5450(b)(2)); or

•
total assets and total revenue of at least $50 million each for the most recently completed fiscal year or two of the three most recently completed fiscal years and market value of the common stock held by non-affiliates of at least $15 million (Marketplace Rule 5450(b)(3)).

As of the filing date of this Annual Report on Form 10-K, we are meeting only Marketplace Rule 5450(b)(3), as we have total assets and total revenue of at least $50 million for two of the three most recently completed fiscal years (2009 and 2008) and the market value of the common stock held by non-affiliates is greater than $15 million (approximately $33 million as of March 1, 2011).

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

Our stock price has experienced significant volatility. While our revenues have increased, we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

•	Overall economic conditions and general market volatility;

•	Changes in investment analysts’ estimates of our revenues and operating results;

•	Our failure to meet investment analysts’ performance expectations; and

•	Changes in market valuations of other companies in the alternative energy, semiconductor or biomedical industries.

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

We are required to report on our assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. We have documented and tested our internal controls in 2010 and 2009 and this effort involved substantial time and expense. We have identified a material weakness and several other significant deficiencies, as discussed below, from our internal assessment and our independent registered public accounting firm has also identified items in connection with its annual audit of our consolidated financial statements.

Based on this evaluation, management concluded that the following material weakness in internal control over financial reporting existed as of December 31, 2010. We had inadequate personnel with appropriate tax knowledge to prepare the deferred tax analysis and related disclosures timely at year end. We also identified several other significant deficiencies that did not rise to the level of material weakness. As a result of such material weakness and significant deficiencies, issues related to accounting for income taxes existed in our internal preliminary 2010 fiscal year consolidated financial statements.  For more detailed information see “Item 9A. Controls and Procedures.”

We are working to address the issues raised by such material weakness and significant deficiencies, but we may not be successful in remediating them in a timely manner.

Our credit agreements with Silicon Valley Bank subjects us to various restrictions, which may limit our ability to pursue business opportunities.

Our credit agreements with Silicon Valley Bank subjects us to various restrictions on our ability to engage in certain activities without the prior written consent of the bank, including, among other things, our ability to:

•	Dispose of or encumber assets, other than in the ordinary course of business,

•	Incur additional indebtedness,

•	Merge or consolidate with other entities, or acquire other businesses, and

•	Make investments.

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

We recognize revenue in accordance with various complex accounting standards, and changes in circumstances or interpretations may lead to accounting adjustments.

Our revenue recognition policies involve application of various complex accounting standards, including accounting guidance associated with revenue arrangements with multiple deliverables. Our compliance with such accounting standards often involves management's judgment regarding whether the criteria set forth in the standards have been met such that we can recognize as revenue the amounts that we receive as payment for our products or services. We base our judgments on assumptions that we believe to be reasonable under the circumstances. However, these judgments, or the assumptions underlying them, may change over time. In addition, the new guidance on the treatment of complex accounting matters may issue. Changes in circumstances or third-party guidance could cause our judgement to change with respect to our interpretations of these complex standards, and transactions recorded, including revenue recognized, for one or more prior reporting periods, which could be adversely affected.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

Our corporate headquarters are located at One Patriots Park, Bedford, Massachusetts. This 144,230 square foot facility is leased and contains our administrative offices, sales and marketing offices, research and development facilities and the manufacturing facilities of our biomedical and solar equipment and systems businesses. The related party lease expires in November 2017. We lease an approximately 90,000 square foot facility located at 25 Sagamore Park Road, Hudson, New Hampshire that contains a semiconductor wafer growth and fabrication facility and administrative offices used primarily by our optoelectronics business unit including Spire Semiconductor. The lease expires in August 2015. We believe that our facilities are suitable for their present intended purposes and adequate for our current level of operations.

Item 3.      Legal Proceedings

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations.

On January 11, 2011 a suit was filed in U.S. District Court in Massachusetts by Spire Biomedical, Inc., our wholly owned subsidiary, against Creganna-Tactx Medical ("Creganna") alleging breach of contract related to the manufacture of hemodialysis catheters. The complaint claims that Creganna failed to assemble the catheters in accordance with its designs. We are seeking double or triple damages.

On February 4, 2011, Silicon International Ltd. ("SI") filed a complaint in Suffolk Superior Court in Massachusetts, and on February 11, 2011 served a summons, against us alleging breach of contract related to SI's activities acting as a former sales and service representative of ours within China. The complaint makes claims regarding amounts allegedly owed to SI by us, specifically with regard to allegedly owed commissions. SI is seeking an accounting for all money allegedly owed to it, including double or triple damages. We filed our answer and counterclaims against SI on February 24, 2011, denying SI's allegations, and claiming that SI interfered in our business relationships and generally engaged in multiple breaches of contract against us. We are seeking double or triple damages.

We are not aware of any other current or pending legal proceedings to which we are or may be a party that we believe could materially adversely affect our results of operations or financial condition or cash flows.

Item 4.      Reserved

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “SPIR.”  The following chart sets forth the high and low bid prices for the common stock for the periods shown:

	High Bid	Low Bid
2010
First Quarter	$5.92	$3.35
Second Quarter	4.59	3.00
Third Quarter	4.45	3.00
Fourth Quarter	6.76	3.01
2009
First Quarter	$7.60	$3.25
Second Quarter	8.99	4.00
Third Quarter	6.57	3.50
Fourth Quarter	6.17	3.50

These prices do not reflect retail mark-ups, markdowns or commissions and may not reflect actual transactions. The closing price of the common stock on March 1, 2011 was $5.34 and on that date, there were 161 stockholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Dividends

We did not pay any cash dividends during 2010 or 2009 and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.  In addition, under our credit agreements with Silicon Valley Bank, we may not pay dividends on our common stock without the consent of the bank.

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

Overview

We develop, manufacture and market highly-engineered products and services in three principal business areas: (i) capital equipment for the photovoltaic solar industry, (ii) biomedical and (iii) optoelectronics, generally bringing to bear expertise in materials technologies, surface science and thin films across all three business areas, discussed below.

In the photovoltaic solar area, we develop, manufacture and market specialized equipment for the production of terrestrial photovoltaic modules from solar cells, provide photovoltaic systems for application to powering buildings with connection to the utility grid and supplies photovoltaic materials.  Our equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in Japan and Germany.  Our flagship product is our Sun Simulator which tests module performance.  Our other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete we offer other services such as training and assistance with module certification.  At times, we supply materials such as solar cells to certain customers.  We also provide turn-key services to our customers to backward integrate to solar cell manufacturing.

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

In the optoelectronics area, we provide custom compound semiconductor foundry and fabrication services on a merchant basis to customers involved in biomedical/biophotonic instruments, telecommunications and defense applications. Services include compound semiconductor wafer growth, other thin film processes and related device processing and fabrication services.  We also provide materials testing services and perform services in support of sponsored research into practical applications of optoelectronic technologies.  We have developed solar concentrator cell technology to provide high efficiency cells to the industry.

In the biomedical area, we provide value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; and perform sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

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

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line, delivery of solar systems and solar materials.  Export sales, which amounted to 39% of net sales and revenues for 2010, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

The following discussions of our results of continuing operations exclude the results related to the Medical Products Business Unit, which was sold on December 14, 2009. The Medical Products Business Unit has been segregated from continuing operations and is reflected as discontinued operations for all periods presented. See “Net income from discontinued operations, net of tax” below and Note 17 to the consolidated financial statements.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Year Ended December 31,
	2010	2009
Net sales and revenues	100%	100%
Cost of sales and revenues	(82)	(91)
Gross margin	18	9
Selling, general and administrative expenses	(23)	(25)
Internal research and development expenses	(2)	(1)
Gain on termination of contracts	2	4
Loss from continuing operations	(5)	(13)
Other expense, net	—	(2)
Loss from continuing operations before income tax benefit	(5)	(15)
Income tax benefit - continuing operations	2	3
Net loss from continuing operations	(3)	(12)
Net income from discontinued operations, net of tax	2	4
Net loss	(1)%	(8)%

Overall

Our total net sales and revenues for the year ended December 31, 2010 (“2010”) increased 14% to $79.8 million as compared to $69.9 million for the year ended December 31, 2009 (“2009”). The increase came primarily from our solar business unit, while our optoelectronics business unit achieved a small increase partially offset by a decrease in our biomedical business unit.

Solar Business Unit

Sales in our solar business unit increased 16% to $66.9 million in 2010 as compared to $57.8 million in 2009.  The increase is the result of four large solar systems completed in 2010 and solar cell materials delivered during 2010, partially offset by a decrease in solar cell equipment sales.

Biomedical Business Unit

Revenues in our biomedical business unit decreased 9% to $8.3 million in 2010 as compared to $9.1 million in 2009. The decrease reflects a decrease in revenue from research and development contracts and, to a lesser extent, a small decrease in revenue from our orthopedics coating services.

Optoelectronics Business Unit

Sales in our optoelectronics business unit increased 60% in 2010 to $4.6 million as compared to $2.9 million in 2009.  The increase was primarily attributable to revenue from a government cost share contract and new optoelectronic and research and development projects started in the second quarter of 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Year Ended December 31,		Increase
(in thousands)	2010	2009	$	%
Sales of goods	$66,736	$57,761	$8,975	16%
Contract research, service and license revenues	13,106	12,110	996	8%
Net sales and revenues	$79,842	$69,871	$9,971	14%

The 16% increase in sales of goods for 2010 as compared to 2009 was primarily due to an increase of $7.9 million in solar system revenues, an increase of $4.5 million in solar cell material revenues and an increase of $467 thousand in solar module manufacturing equipment, partially offset by a decline of $3.9 million in solar cell manufacturing equipment. The increase of solar system sales in 2010 as compared to 2009 was primarily due to the completion of four photovoltaic system projects in 2010 worth $7.3 million. Sales of solar cell materials, all to one customer, increased 36% in 2010 as compared to 2009 primarily due to a contractual increase in delivered cells in 2010. Sales of solar cell manufacturing equipment declined 35% primarily due to a to $7.7 million project delivered in 2010 compared $12.0 million project delivered in 2009.

The 8% increase in contract research, services and license revenues for 2010 as compared to 2009 is primarily attributable to an increase of $1.7 million in optoelectronics and an increase of $61 thousand in solar research and development contracts, partially offset by a decrease of $715 thousand in biomedical research and development contracts and a decrease of $92.0 thousand in biomedical service revenue. Revenue from our optoelectronics processing services increased 60% in 2010 compared to 2009 as a result of revenue from a government cost share contract and new optoelectronic and research and development projects started in 2010. Revenues from our solar research and development activities increased 100% in 2010 as compared to 2009 primarily due to an increase in the number and value of contracts associated with funded research and development. Revenues from our biomedical research and development activities decreased 35% in 2010 as compared to 2009 primarily due to a decrease in the number and value of contracts associated with funded research and development. Revenues from our biomedical services decreased 1% in 2010 as compared to 2009.

Revenues from the delivery of a solar equipment module line and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of a solar equipment cell line and solar equipment module line to Solaria Energia accounted for 10% and 5%, respectively, of total net sales and revenues for 2010.

Revenues from the delivery of a solar equipment cell line and a solar equipment module line to two different customers (Hanwha International LLC and Martifer Solar S.A.) accounted for 17% and 15%, respectively, of total net sales and revenue for 2009 and recurring revenue from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 18% of total net sales and revenue during the same period.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Years Ended December 31,				Increase
(in thousands)	2010	%	2009	%	$	%
Cost of goods sold	$55,161	83%	$54,246	94%	$915	2%
Cost of contract research, services and licenses	10,002	77%	9,164	76%	838	9%
Net cost of sales and revenues	$65,163	82%	$63,410	91%	$1,753	3%

Cost of goods sold increased 2% for 2010 as compared to 2009, primarily as a result of increased costs related to solar systems and solar cell materials, partially offset be a decrease in costs related to solar module equipment and solar cell equipment.
Cost of goods sold as a percentage of sales decreased to 83% of sales of goods in 2010 from 94% of sales of goods in 2009. This decrease in the percentage of sales in 2010 is due primarily to favorable margins in solar module equipment and solar systems in 2010 along with 2009 being negatively impacted by a provision for a reserve of $2.0 million related to actual and estimated costs to complete two solar projects.

Cost of contract research, services and licenses increased 9% for 2010 as compared to 2009, primarily as a result of increased costs at our optoelectronics facility due to higher associated revenues and increased costs in biomedical services, partially offset by a decline in biomedical research and development costs due to lower associated revenues. Cost of contract research, services and licenses as a percentage of revenue increased slightly in 2010 when compared to 2009.

Cost of sales and revenues also includes approximately $103 thousand and $160 thousand of stock-based compensation in 2010 and 2009, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

	Years Ended December 31,				Increase
(in thousands)	2010	%	2009	%	$	%
Selling, general and administrative	$18,116	23%	$17,836	26%	$280	2%
Internal research and development	1,286	1%	1,088	1%	198	18%
Operating expenses	$19,402	24%	$18,924	27%	$478	3%

Selling, General and Administrative Expenses

Selling, general and administrative expense increased 2% in 2010 as compared to 2009, primarily as a result of an increase in employee related costs, partially offset by a decrease in realized gains on available-for-sale investments, legal expenses and commissions paid to our agents. Selling, general and administrative expense decreased to 23% of net sales and revenues in 2010 as compared to 26% in 2009. The decrease was primarily due to the absorption of selling, general and administrative overhead costs by the increase in sales and revenues. Selling, general and administrative expense also includes approximately $397 thousand and $425 thousand of stock-based compensation in 2010 and 2009, respectively.

Internal Research and Development Expenses

Internal research and development expense increased 18% in 2010 as compared to 2009, primarily as a result of higher levels of research and development spent in the solar business unit. Internal research and development expenses as a percentage of net sales and revenue increased slightly in 2010 when compared to 2009.

Gains on Termination of Contracts

On August 29, 2008, we delivered to Principia Lightworks, Inc. (“Principia”) a Notice of Breach and Pending Termination of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the “Manufacturing Agreement”). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make monthly facility availability payments in 2008, we had fully reserved $225 thousand against Principia's accounts receivable balance. We entered into a mutual standstill agreement with Principia, which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into a separation and novation agreement (the “Novation Agreement”). Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor was released from its production requirements to Principia. Principia was released from paying its future facility availability payments due under the Manufacturing Agreement but is required to pay facility availability payments of $300 thousand, which Principia has yet to pay. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. During the three months ended March 31, 2009, we accelerated the amortization of deferred revenue and recognized $1.5 million as a gain on termination of contracts related to the termination of the Manufacturing Agreement. See Note 15 to the consolidated financial statements.

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

In the fourth quarter of 2009, we determined that three purchase and sale agreements with Jiangxi Gemei Sci-Tech., LLC (“Jiangxi”) related to a module equipment line and cell equipment line were terminated.  Jiangxi had failed to make payments as required by the agreements and has not responded to numerous communications by us.  We made commitments to purchase equipment on behalf of Jiangxi and due to Jiangxi not making contractual payments, we entered into settlement agreements with these vendors in the fourth quarter of 2009 and first quarter of 2010.  As a result of the settlement agreements entered into in the fourth quarter of 2009 and deposits paid by Jiangxi less settlements paid to vendors and inventory written off, we have recognized a gain on termination of contract of $1.4 million in the fourth quarter of 2009. As a result of the settlement agreement entered into in the first quarter of 2010 and deposits paid by Jiangxi less settlements paid to vendors, we have recognized a gain on termination of contracts of $837 thousand in the first quarter of 2010. See Note 15 to the consolidated financial statements.

In the fourth quarter of 2010, we determined that a sale agreement with Zhejiang LeYe Photovoltaic Science & Technology Co., Ltd. ("LeYe") related to solar equipment was terminated due to a breach of contract by LeYe. LeYe had failed to make payments as required by the agreement and has not responded to numerous communications by us. In the fourth quarter of 2010, we recognized a gain on termination of contracts of $51 thousand which relates to LeYe's non-refundable deposit. See Note 15 to the consolidated financial statements.

On August 26, 2009, we entered into a Purchase and Sale Agreement for 60MW Solar Cell Production Line (the “Cell Line Agreement”) to provide Uni-CHEM Co., Ltd., a South Korean company (“Uni-Chem”), a 60 megawatt turn-key multi-crystalline cell manufacturing line (the “Cell Line”) for $21.75 million. In addition, on August 26, 2009, we entered into a Purchase and Sale Agreement for 50MW Solar Module Production Line (the “Module Line Agreement”) to provide Uni-Chem a 50 megawatt turn-key module manufacturing line (the “Module Line”) for $13.25 million. Finally, concurrently with the execution of the Cell Line Agreement and the Module Line Agreement, we entered into a Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line (the “Project Management Agreement”) under which we agreed to provide Uni-Chem with certain utilities and infrastructure support services for the Cell Line and the Module Line. The aggregate price for these services would have been $11.5 million which would have been paid over time as the services were provided.

Under an amended Memorandum of Agreement ("MOA"), Uni-Chem was to make a $2.0 million non-refundable deposit to us creditable towards the Module Line Agreement if Uni-Chem made all initial down payments under the three projects noted above. Uni-Chem paid $1.0 million of this deposit. The remaining $1.0 million deposit and the associated deposits for the three projects noted above were not paid.

On November 24, 2009, the MOA terminated as scheduled 90 days from execution. In 2010, Uni-Chem communicated that it possessed no further intent to provide us with any scheduled payments for the Cell Line or Module Line. On November 30, 2010, we delivered to Uni-Chem a notice stating this matter was closed and that we have retained Uni-Chem's non-refundable deposit. In the fourth quarter of 2010, we recognized a gain on termination of contracts of $1.0 million which relates to Uni-Chem's non-refundable deposit. See Note 15 to the consolidated financial statements.

Other Income (Expense), Net

We earned $16 thousand of interest income in 2010 and 2009, respectively.  We incurred interest expense of $204 thousand and $300 thousand in 2010 and 2009, respectively. The decrease in interest expense is due to lower interest payments associated with the amounts outstanding under the credit facilities with Silicon Valley Bank in 2010 compared with 2009. We recorded a loss of $1.0 million on the equity investment in the joint venture with Gloria Solar in 2009.  Included in this loss for 2009 is an impairment charge of $85 thousand to reduce the value of the investment to the estimated proceeds from the liquidation of the joint venture. See Note 16 to the consolidated financial statements. We had currency exchange losses of approximately $20 thousand and $258 thousand in 2010 and 2009, respectively.

Income Taxes

We recorded a tax benefit on our loss from continuing operations of $1.1 million and $2.2 million for 2010 and 2009, respectively, which was offset by a provision on our income from discontinued operation of $1.0 million and $2.2 million for 2010 and 2009, respectively. Gross federal net operating loss carryforwards were approximately $12 million as of December 31, 2010 and expire at various times through 2030. We have a full valuation allowance recorded against the net deferred tax assets at December 31, 2010 due to uncertainty regarding realization of these assets in the future.

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

We recorded net income from discontinued operations of $1.5 million in 2010. Included in discontinued operations for 2010 is a gain on sale of business unit to Bard of $2.6 million and an income tax provision of $1.0 million. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $162 thousand for 2010. Included in the gain of $2.6 million is proceeds received from Bard of $2.9 million, less licenses transferred to Bard of $42 thousand and less legal and professional fees related to complete the sale of $204 thousand. See Note 14 to the consolidated financial statements.

We recorded net income from discontinued operations of $3.4 million in 2009. Included in discontinued operations for 2009 is a gain on sale of business unit to Bard of $7.7 million and an income tax provision of $2.3 million and reserves for inventory and potential returns related to a voluntary recall of medical products totaling approximately $1.1 million for 2009. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $584 thousand for 2009. Included in the gain of $7.7 million is proceeds received from Bard of $9.4 million, less inventory transferred to Bard of $610 thousand, less patents transferred to Bard of $301 thousand and less legal, professional and other fees related to complete the sale of $748 thousand. See Note 14 to the consolidated financial statements.

Net Loss

We reported a net loss of $408 thousand and $5.3 million for 2010 and 2009, respectively. The improvement of approximately $4.9 million is primarily due to improved margins in solar equipment sales in 2010, partially offset by lower gain on termination of contacts and lower net income from discontinued operations, net of tax in 2010.

Liquidity and Capital Resources

	December 31,	December 31,	Increase (Decrease)
(in thousands)	2010	2009	$	%
Cash and cash equivalents	$6,259	$8,999	$(2,740)	(30)%
Working capital	$5,166	$3,718	$1,448	39%

Cash and cash equivalents decreased due to cash used in operating activities and to a lesser extent financing activities, partially offset by cash provided by investing activities, primarily due to one-time payments received in the second quarter of 2010 totaling $2.9 million related to the sale of the Medical Products Business Unit included in discontinued operations. The overall increase in working capital is due to a decrease in current liabilities, primarily accounts payable, accrued liabilities and advances on contracts in process, partially offset by reductions to cash, inventories and deferred cost of goods sold. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At December 31, 2010, our accumulated deficit was approximately $12.6 million compared to accumulated deficit of approximately $12.2 million as of December 31, 2009.

We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession. As a result, we believe we have sufficient resources to finance our current operations through at least December 31, 2011.

Loan Agreements

On June 22, 2009, we entered into two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”) providing for credit lines of up to $8 million in the aggregate: (i) an Amended and Restated Loan and Security Agreement (the “Restated Revolving Credit Facility”) pursuant to which the Bank agreed to provide us with a credit line of up to $3 million and (ii) an Export-Import Bank Loan and Security Agreement (the “Ex-Im Facility”) pursuant to which the Bank agreed to provide us with a credit line of up to $5 million to be guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”). Our obligations under these two credit facilities were secured by substantially all of our assets.

In addition, under the Restated Revolving Credit Facility, our existing equipment credit facility with the Bank was amended whereby the parties agreed that there would be no additional availability under such facility and, based on an outstanding principal amount of $1.2 million on June 22, 2009, we would continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance was paid in full (the “Equipment Term Loan”).

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

Our obligations under these two amended credit facilities are secured by substantially all of our assets. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined. Our obligations under the Restated Ex-Im Facility are secured by substantially all of our assets. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the 50% of the value of eligible inventory, as defined. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined.

In addition, under the Second Restated Revolving Credit Facility, with respect to our outstanding Equipment Term Loan with the Bank, we were required to continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance was paid in full. Interest on the Equipment Term Loan accrued at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%. The final payment with respect to the Equipment Term Loan was made in June, 2010.

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

On June 15, 2010, we entered into with the Bank (i) the First Loan Modification Agreement amending certain terms of the Second Restated Revolving Credit Facility and (ii) the First Loan Modification Agreement amending certain terms of the Restated Ex-Im Facility (collectively, the “Loan Modifications”). Pursuant to the terms of the Loan Modifications, we agreed to (i) create a letter of credit sub-facility within the our existing credit line, (ii) decrease the interest rate with regard to financed eligible accounts from SVB Prime Rate plus 3.0% per annum to SVB Prime Rate plus 2.5% per annum while (iii) reducing the interest rate floor from 6.0% per annum to 4.0% per annum and (iv) extending the maturity date of the Second Restated Revolving Credit Facility and Restated Ex-Im Facility to December 31, 2011. In addition to the above, in the event we achieve certain levels of liquidity, based on cash on hand and availability under the credit facility, the Bank will waive the requirement that we cash collateralize any letters of credit issued by the Bank pursuant to the new letter of credit sub-facility in an aggregate amount up to $1.5 million. We used $1.4 million and zero of this sub-facility at December 31, 2010 and 2009, respectively. Finally, because we have made all the required payments under the Equipment Term Loan, the Bank acknowledged that the Equipment Term Loan has been paid in full and all references to it in the Second Restated Revolving Credit Facility have been deleted.

Advances outstanding under the Second Restated Revolving Credit Facility were $842 thousand and $1.0 million at December 31, 2010 and 2009, respectively. Advances outstanding under the Restated Ex-Im Facility were $315 thousand and $340 thousand at December 31, 2010 and 2009, respectively. The Equipment Term Loan's principal balance outstanding was zero and $583 thousand at December 31, 2010 and 2009, respectively. As of December 31, 2010, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 5.5% and 6.0%, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $3.6 million as of December 31, 2010.

Gains on Termination of Contracts

On August 29, 2008, we delivered to Principia a Notice of Breach and Pending Termination of the Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia. Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make monthly facility availability payments in 2008, we had fully reserved $225 thousand against Principia's accounts receivable balance. We entered into a mutual standstill agreement with Principia, which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into the Novation Agreement. Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor was released from its production requirements to Principia. Principia was released from paying its future facility availability payments due under the Manufacturing Agreement but is required to pay facility availability payments of $300 thousand, which have remained outstanding since September 2008. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. During the three months ended March 31, 2009, we accelerated the amortization of deferred revenue and recognized $1.5 million as a gain on termination of contracts related to the termination of the Manufacturing Agreement. See Note 15 to the consolidated financial statements.

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

In the fourth quarter of 2009, we determined that three purchase and sale agreements with Jiangxi related to a module equipment line and cell equipment line were terminated.  Jiangxi had failed to make payments as required by the agreements and has not responded to numerous communications by us.  We made commitments to purchase equipment on behalf of Jiangxi and due to Jiangxi not making contractual payments, we entered into settlement agreements with these vendors in the fourth quarter of 2009 and first quarter of 2010.  As a result of the settlement agreements entered into in the fourth quarter of 2009 and deposits paid by Jiangxi less settlements paid to vendors and inventory written off, we have recognized a gain on termination of contract of $1.4 million in the fourth quarter of 2009. As a result of the settlement agreement entered into in the first quarter of 2010 and deposits paid by Jiangxi less settlements paid to vendors, we have recognized a gain on termination of contracts of $837 thousand in the first quarter of 2010. See Note 15 to the consolidated financial statements.

In the fourth quarter of 2010, we determined that a sale agreement with LeYe related to solar equipment was terminated due to a breach of contract by LeYe. LeYe had failed to make payments as required by the agreement and has not responded to numerous communications by us. In the fourth quarter of 2010, we recognized a gain on termination of contracts of $51 thousand which relates to LeYe's non-refundable deposit. See Note 15 to the consolidated financial statements.

On August 26, 2009, we entered into the Cell Line Agreement to provide Uni-Chem the Cell Line for $21.75 million. In addition, on August 26, 2009, we entered into the Module Line Agreement to provide Uni-Chem the Module Line for $13.25 million. Finally, concurrently with the execution of the Cell Line Agreement and the Module Line Agreement, we entered into the Project Management Agreement under which we agreed to provide Uni-Chem with certain utilities and infrastructure support services for the Cell Line and the Module Line. The aggregate price for these services would have been $11.5 million which would have been paid over time as the services were provided.

Under the MOA, Uni-Chem was to make a $2.0 million non-refundable deposit to us creditable towards the Module Line Agreement if Uni-Chem made all initial down payments under the three projects noted above. Uni-Chem paid $1.0 million of this deposit. The remaining $1.0 million deposit and the associated deposits for the three projects noted above were not paid.

On November 24, 2009, the MOA terminated as scheduled 90 days from execution. In 2010, Uni-Chem communicated that it possessed no further intent to provide us with any scheduled payments for the Cell Line or Module Line. On November 30, 2010, we delivered to Uni-Chem a notice stating this matter was closed and that we retained Uni-Chem's non-refundable deposit. In the fourth quarter of 2010, we recognized a gain on termination of contracts of $1.0 million which relates to Uni-Chem's non-refundable deposit. See Note 15 to the consolidated financial statements.

Cash Gain (Loss) from Operations

We have incurred operating losses before non-recurring gains in 2010 and 2009.  Loss from continuing operations, before gains on termination of contracts, was $4.7 million and $12.5 million in 2010 and 2009, respectively.  The cash loss from continuing operations, before gains on termination of contracts, as calculated in the table below, was $1.9 million and $7.9 million in 2010 and 2009, respectively.  As of December 31, 2010, we had unrestricted cash and cash equivalents of $6.3 million compared to unrestricted cash and cash equivalents of $9.0 million as of December 31, 2009.  We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession. As a result, we believe we have sufficient resources to finance our current operations through at least December 31, 2011.

	Years Ended December 31,
(in thousands)	2010	2009
Loss from continuing operations	$(2,835)	$(9,340)
Gain on termination of contracts	(1,888)	(3,123)
Adjusted loss from continuing operations	(4,723)	(12,463)

Depreciation and amortization	1,689	1,519
Loss on equity investment in joint venture	—	1,023
Deferred compensation	212	659
Deferred rent	251	279
Stock-based compensation	500	585
Provision for inventory and accounts receivable reserves	175	468
Cash loss from continuing operations	$(1,896)	$(7,930)

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements.

The following table summarizes our gross contractual obligations at December 31, 2010 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Second Restated Revolving Credit Facility (SVB)	$842	$842	—	—	—
Restated Ex-Im Facility (SVB)	$315	$315
Purchase obligations	$5,567	$5,314	$239	$14	—
Unrelated party capital leases	$119	$54	$56	$9	—
Operating leases:
Unrelated party operating leases	$322	$127	$195	—	—
Related party operating leases	$23,000	$3,419	$7,322	$7,349	$4,910

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

The Second Restated Revolving Credit Facility does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $1.4 million and $1.5 million at December 31, 2010 and 2009, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  At December 31, 2010, $21 thousand was secured by restricted cash and the remained was secured by the Second Restated Revolving Credit Facility. At December 31, 2009, $1.5 million was secured by restricted cash.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 Revenue Recognition (Topic 605)-Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Upon adoption, we must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. We do not expect these new standards to significantly impact our consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. We adopted the provisions of this standard on January 1, 2010, which did not have a material impact on our consolidated financial statements.

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

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We have committed to purchase certain pieces of equipment from European and Japanese vendors; these commitments are denominated in Euros and Yen, respectively. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity in 2010 and the hedging activities during 2009 were not material at any point during the year. Foreign exchange loss included in other expense was $20 thousand and $258 thousand for the years ended December 31, 2010 and 2009, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPITrust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $2.1 million and $2.0 million for the year ended December 31, 2010 and 2009, respectively.

On August 29, 2008, we entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was $1.3 million for the years ended December 31, 2010 and 2009, respectively.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-lived assets, stock-based compensation, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our notes to consolidated financial statements for a description of our significant accounting policies.

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

Our OEM capital equipment solar energy business builds complex customized machines to order for specific customers.  Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a Carriage and Insurance Paid (or CIP), or on rare situations, a Delivery Duty Unpaid (or DDU) basis. It is our policy to recognize revenues for this equipment as title of the product has passed to the customer, as customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in our environment.  When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved.  For arrangements with multiple elements, we allocate total fees under contract to each element using the relative fair value method and revenue is recognized upon delivery of each element.  If we are not able to establish fair value of undelivered elements, all revenue is deferred until customer final acceptance is obtained.

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

Inventories and Reserve for Excess and Obsolescence
We perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors,

an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-downs if actual market conditions are less favorable than those projected by our management.

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

Stock-Based Compensation

We account for its stock-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation. We utilize the Black-Scholes option pricing model as our method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. We use the straight-line method of attributing the value of stock-based compensation expense for all stock option grants over the requisite service period.

Warranty

We provide warranties on certain products and services. Our warranty programs are described below:

We generally warrant solar energy module manufacturing equipment sold for a total of 360 days, the first 90 days of which include the replacement of defective component parts and the labor to correct the defect and the next 270 days of which include only the cost of defective component parts.

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

We have audited the consolidated balance sheet of Spire Corporation and Subsidiaries as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and Subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

MCGLADREY & PULLEN, LLP

Boston, Massachusetts
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Spire Corporation:

We have audited the consolidated balance sheet of Spire Corporation and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

CATURANO AND COMPANY, P.C.

Boston, Massachusetts
March 31, 2010

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$6,259	$8,999
Restricted cash – current portion	21	1,501
	6,280	10,500
Accounts receivable – trade, net	7,324	5,890
Inventories, net	10,932	20,489
Deferred cost of goods sold	1,018	6,588
Deposits on equipment for inventory	88	583
Prepaid expenses and other current assets	809	777
Current assets of discontinued operations and assets held for sale	—	154
Total current assets	26,451	44,981

Property and equipment, net	4,588	5,364

Intangible and other assets, net	820	742
Available-for-sale investments, at quoted market value (cost of $1,980 and $1,714 at December 31, 2010 and 2009, respectively)	2,426	1,948
Deposit – related party	300	300
Non-current assets of discontinued operations and assets held for sale	—	58
Total assets	$34,585	$53,393

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	$44	$39
Current portion of equipment and revolving line of credit	1,157	1,925
Accounts payable	6,487	8,676
Accrued liabilities	4,221	7,233
Current portion of advances on contracts in progress	9,010	21,708
Liabilities of discontinued operations	366	1,682
Total current liabilities	21,285	41,263

Long-term portion of capital lease obligation	58	102
Long-term portion of advances on contracts in progress	—	4
Deferred compensation	2,426	1,948
Other long-term liabilities	911	572
Total long-term liabilities	3,395	2,626
Total liabilities	24,680	43,889
Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,360,133 and 8,334,688 shares issued and outstanding on December 31, 2010 and December 31, 2009, respectively	84	83
Additional paid-in capital	21,979	21,383
Accumulated deficit	(12,604)	(12,196)
Accumulated other comprehensive income	446	234
Total stockholders’ equity	9,905	9,504
Total liabilities and stockholders’ equity	$34,585	$53,393

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009
Net sales and revenues
Sales of goods	$66,736	$57,761
Contract research, service and license revenues	13,106	12,110
Total net sales and revenues	79,842	69,871

Cost of sales and revenues
Cost of goods sold	55,161	54,246
Cost of contract research, services and licenses	10,002	9,164
Total cost of sales and revenues	65,163	63,410

Gross margin	14,679	6,461

Operating expenses
Selling, general and administrative expenses	18,116	17,836
Internal research and development expenses	1,286	1,088
Total operating expenses	19,402	18,924
Gain on termination of contracts	1,888	3,123

Loss from continuing operations	(2,835)	(9,340)

Interest expense, net	(188)	(284)
Loss on equity investment in joint venture	—	(1,023)
Foreign exchange loss	(20)	(258)
Total other expense, net	(208)	(1,565)

Loss from continuing operations before income tax benefit	(3,043)	(10,905)

Income tax benefit - continuing operations	1,146	2,241
Net loss from continuing operations	(1,897)	(8,664)

Loss from discontinued operations before sale of business unit	(123)	(2,105)
Gain on sale of business unit	2,604	7,741
Income tax provision - discontinued operations	(992)	(2,254)
Net income from discontinued operations, net of tax	1,489	3,382
Net loss	$(408)	$(5,282)

Basic and diluted income (loss) per share:
From continuing operations, net of tax	$(0.23)	$(1.04)
From discontinued operations, net of tax	0.18	0.41
Basic and diluted loss per share	$(0.05)	$(0.63)

Weighted average number of common and common equivalent shares outstanding – basic and diluted	8,341,356	8,334,304

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (loss)	Total
Balance, December 31, 2008	8,330,688	$83	$20,774	$(6,914)	$(425)	$13,518
Exercise of stock options	4,000	—	24	—	—	24
Stock-based compensation	—	—	585	—	—	585
Net unrealized gain on available for sale marketable securities	—	—	—	—	659	659
Net loss	—	—	—	(5,282)	—	(5,282)
Balance, December 31, 2009	8,334,688	$83	$21,383	$(12,196)	$234	$9,504
Exercise of stock options	25,445	1	96	—	—	97
Stock-based compensation	—	—	500	—	—	500
Net unrealized gain on available for sale marketable securities	—	—	—	—	212	212
Net loss	—	—	—	(408)	—	(408)
Balance, December 31, 2010	8,360,133	$84	$21,979	$(12,604)	$446	$9,905

	Years Ended December 31,
(in thousands)	2010	2009
Comprehensive loss is calculated as follows:
Net loss	$(408)	$(5,282)
Net unrealized gain on available for sale marketable securities	212	659
Comprehensive loss	$(196)	$(4,623)

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$(408)	$(5,282)
Less: Net income from discontinued operations, net of tax	1,489	3,382
Net loss from continuing operations	(1,897)	(8,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,689	1,519
Loss on equity investment in joint venture	—	1,023
Deferred tax benefit	(992)	(2,254)
Deferred compensation	212	659
Stock-based compensation	500	585
Provision (benefit) for accounts receivable reserves	(90)	120
Provision for inventory reserve	265	348
Changes in assets and liabilities:
Restricted cash	1,480	2,666
Accounts receivable	(1,344)	2,088
Inventories	9,292	(3,982)
Deferred cost of goods sold	5,570	10,500
Deposits, prepaid expenses and other current assets	463	2,483
Accounts payable, accrued liabilities and other liabilities	(4,862)	3,196
Advances on contracts in progress	(12,702)	(13,946)
Net cash used in operating activities of continuing operations	(2,416)	(3,659)
Net cash used in operating activities of discontinued operations	(1,278)	(160)
Net cash used in operating activities	(3,694)	(3,819)
Cash flows from investing activities:
Proceeds from dissolution of joint venture	—	450
Purchase of property and equipment	(817)	(622)
Increase in intangible and other assets	(165)	(294)
Net cash used in investing activities of continuing operations	(982)	(466)
Net cash provided by investing activities of discontinued operations	2,646	8,627
Net cash provided by investing activities	1,664	8,161
Cash flows from financing activities:
Principal payments on capital lease obligations	(39)	(13)
Principal payments on equipment line of credit	(583)	(1,167)
Net borrowings (payments) on revolving line of credit	(185)	(158)
Proceeds from exercise of stock options	97	24
Net cash used in financing activities	(710)	(1,314)

Net (decrease) increase in cash and cash equivalents	(2,740)	3,028
Cash and cash equivalents, beginning of year	8,999	5,971
Cash and cash equivalents, end of year	$6,259	$8,999
Supplemental disclosures of cash flow information:
Interest paid	$204	$300
Interest received	$16	$16
Income taxes paid (refunded)	$(241)	$135
Supplemental disclosures of non-cash flow information:
Property and equipment purchased under capital lease	$—	$154

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

1.         Description of the Business

Spire Corporation (“Spire” or the “Company”) develops, manufactures and markets highly-engineered products and services in three principal business areas: (i) capital equipment for the photovoltaic solar industry, (ii) biomedical and (iii) optoelectronics, generally bringing to bear expertise in materials technologies, surface science and thin films across all three business areas, discussed below.

In the photovoltaic solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells, provides photovoltaic systems for application to powering buildings with connection to the utility grid and supplies photovoltaic materials. The Company’s equipment has been installed in approximately 200 factories in 50 countries.

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

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line, delivery of solar systems and solar materials.  Export sales, which amounted to 39% of net sales and revenues for 2010, continue to constitute a significant portion of the Company's net sales and revenues.

The Company has incurred operating losses before non-recurring gains in 2010 and 2009. Loss from continuing operations, before gains on termination of contracts, was $4.7 million and $12.5 million in 2010 and 2009, respectively. The cash loss from continuing operations, before gains on termination of contracts, as calculated in the table below, was $1.9 million and $7.9 million in 2010 and 2009, respectively. As of December 31, 2010, the Company had unrestricted cash and cash equivalents of $6.3 million compared to $9.0 million as of December 31, 2009. The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. The maturity date of the Company's credit facilities is December 31, 2011. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession. As a result, the Company believes it has sufficient resources to finance its current operations through at least December 31, 2011.

	Years Ended December 31,
(in thousands)	2010	2009
Loss from continuing operations	$(2,835)	$(9,340)
Gain on termination of contracts	(1,888)	(3,123)
Adjusted loss from continuing operations	(4,723)	(12,463)

Depreciation and amortization	1,689	1,519
Loss on equity investment in joint venture	—	1,023
Deferred compensation	212	659
Deferred rent	251	279
Stock-based compensation	500	585
Provision for inventory and accounts receivable reserves, net	175	468
Cash loss from continuing operations	$(1,896)	$(7,930)

2.         Summary of Significant Accounting Policies

(a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  The Company’s joint venture with Gloria Solar was not consolidated but recognized using the equity method of accounting until its liquidation in the third quarter of 2009.  See Note 16 to the consolidated financial statements.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Available-for-sale securities consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was $446 thousand and $234 thousand as of December 31, 2010 and 2009, respectively.

(e)	Fair Value Measurements

The Company follows Accounting Standards Codification ("ASC") 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), for fair value measurements. ASC 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value, which focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The hierarchy established under ASC 820-10 gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by ASC 820-10, the Company's available-for-sale investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under ASC 820-10, and its applicability to the Company's available-for-sale investments, are described below:

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, Improving Disclosures about Fair Value Measurements, which requires interim disclosures regarding significant transfers in and out of Level 1 and Level 2 fair value measurements. Additionally, this ASU requires disclosure for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. These disclosures are required for fair value measurements that fall in either Level 2 or Level 3. Further, the ASU requires separate presentation of Level 3 activity for the fair value measurements. The Company adopted the provisions of this standard on January 1, 2010.

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During twelve months ended December 31, 2010, none of the Company's instruments were reclassified between Level 1, Level 2 or Level 3.

The following table presents the financial instruments related to the Company's non-qualified deferred compensation plan carried at fair value on a recurring basis as of December 31, 2010 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance of December 31, 2010	Level 1	Level 2	Level 3

Cash and short term investments	$271	$271	$—	$—
Common Stock
Basic Materials	79	79	—	—
Consumer Goods	10	10	—	—
Financial	60	60	—	—
Healthcare	44	44	—	—
Industrial Goods	31	31	—	—
Services	78	78	—	—
Technology	47	47	—	—
Total Common Stock	349	349	—	—
Mutual Fund
Diversified Emerging Markets	220	—	220	—
Foreign Large Blend	128	—	128	—
Foreign Large Growth	170	—	170	—
Foreign Small/Mid Value	133	—	133	—
Value Fund	79	—	79	—
Large Growth	459	—	459	—
Small Blend Total	211	211	—	—
Total Mutual Funds	1,400	211	1,189	—
Fixed Income
Domestic	386	—	386	—
International	20	—	20	—
Total Fixed Income	406	—	406	—
Total available for-sale-investments (1)	$2,426	$831	$1,595	$—
Percent of total	100%	34%	66%	—%

(1)    Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders' equity, in the Company's Consolidated Balance Sheets.

The carrying amounts reflected in the Company's Consolidated Balance Sheets for cash, accounts receivable, prepaid expenses and other current assets, assets of discontinued operations and assets held for sale, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term maturities. The fair value of the Company's long term debt has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and remaining maturities. Due to the short-term mature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the long-term debt approximates fair value at December 31, 2010.

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

Patents amounted to $244 thousand and $98 thousand, net of accumulated amortization of $795 thousand and $712 thousand, at December 31, 2010 and 2009, respectively. Licenses amounted to $71 thousand, net of accumulated amortization of $4 thousand, at December 31, 2010. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. Amortization expense, relating to patents and licenses, was approximately $87 thousand and $32 thousand for the years ended December 31, 2010 and 2009, respectively.

For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at December 31, 2010 of $255 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the period ending December 31, is as follows:

(in thousands)	Amortization Expense
2011	131
2012	120
2013	114
2014	86
2015	74
2016 and future	45
570

Also included in other assets are approximately $250 thousand of refundable deposits made by the Company at December 31, 2010 and 2009, respectively.

(i)	Long-lived Assets

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis using a two-step process.  The first step is a determination of whether the tax position should be recognized in the financial statements and the second step is the measurement of the tax position.  The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense.  The Company’s evaluation was performed for the tax years ended December 31, 2007, 2008, 2009 and 2010, the tax years which remain subject to audit by the Internal Revenue Service and state tax jurisdictions.

(k)	Warranty

The Company provides warranties on certain of its products and services. The Company’s warranty programs are described below:

Spire Solar generally warrants solar energy module manufacturing equipment sold for a total of 360 days, the first 90 days of which include the replacement of defective component parts and the labor to correct the defect and the next 270 days of which include only the cost of defective component parts.

Spire Semiconductor warrants that its products will meet the agreed upon specifications.

The Company provides for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized.  Should actual product failure warranties differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Product warranty liabilities are included in accrued liabilities in the Company’s consolidated balance sheets for the years ended December 31, 2010 and 2009.  The changes in the product warranties for the years ended December 31, 2010 and 2009, are as follows:

(in thousands)
Balance at December 31, 2008	$495
Provision charged to income	848
Usage	(593)
Balance at December 31, 2009	750
Provision charged to income	904
Usage	(760)
Balance at December 31, 2010	$894

(l)	Internal Research and Development Costs

Internal research and development costs are charged to operations as incurred. During the years ended December 31, 2010 and 2009, Company funded research and development costs were approximately $1.3 million and $1.1 million, respectively.

(m)	Loss Per Share

Basic loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period.  The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The Company did not pay any dividends in 2010 and 2009.

(n)	Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Other comprehensive income was comprised of an unrealized gain of available-for-sale investments of approximately $212 thousand and $659 thousand during the years ended December 31, 2010 and 2009, respectively.

(o)	Stock-Based Compensation

The Company accounts for its stock-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation. The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of stock-based compensation expense for all stock option grants over the requisite service period.

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

The Company sells almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, the Company is not directly affected by foreign exchange fluctuations on its current sales orders. However, fluctuations in foreign exchange rates have an effect on the Company’s customers’ access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets.  The Company has committed to purchase certain pieces of equipment from European and Japanese vendors; these commitments are denominated in Euros and Yen, respectively. The Company bears the risk of any currency fluctuations that may be associated with these commitments.  The Company attempts to hedge known transactions when possible to minimize foreign exchange risk.  The hedging activities during 2010 and 2009 were not material at any point during those years.  Foreign exchange loss included in other expense was $20 thousand and $258 thousand for the years ended December 31, 2010 and 2009, respectively.

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

(v)	Subsequent Events

The Company evaluates all events or transactions through the date of the related filing, in accordance with the provisions of ASC 855, Subsequent Events. Through the date of this filing, the Company did not have any material subsequent events that impacted its consolidated financial statements.

(w)	New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14 Revenue Recognition (Topic 605)-Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product's essential functionality from the scope of ASC 985-605, Software-Revenue Recognition. ASU 2009-14 shall be applied on a prospective basis to revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Upon adoption, the Company must apply ASU 2009-14 retrospectively to the beginning of the fiscal year of adoption or to all periods presented. The Company does not expect these new standards to significantly impact its consolidated financial statements.

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

3.         Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following at December 31:

(in thousands)	2010	2009
Amounts billed	$7,196	$5,625
Accrued revenue	258	746
	7,454	6,371
Less: Allowance for doubtful accounts	(130)	(481)
Net accounts receivable - trade	$7,324	$5,890
Advances on contracts in progress	$9,010	$21,712

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of $128 thousand and $56, thousand for the years ended December 31, 2010 and 2009, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.         Inventories and Deferred Cost of Goods Sold

Inventories, net of $425 thousand and $420 thousand of reserves at December 31, 2010 and 2009, respectively, and deferred cost of goods sold consist of the following at December 31:

(in thousands)	2010	2009
Raw materials	$2,919	$2,390
Work in process	4,262	8,170
Finished goods	3,751	9,929
Net inventory	$10,932	$20,489
Deferred cost of goods sold	$1,018	$6,588

The Company wrote-off $260 thousand and $82 thousand of excess and obsolete inventory for the years ended December 31, 2010 and 2009, respectively.

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed.  The Company defers these costs until the related revenue is recognized.

5.         Property and Equipment

Property and equipment consists of the following at December 31:

(in thousands)	2010	2009
Machinery and equipment	$18,884	18,244
Furniture fixtures and computer equipment	4,895	4,765
Leasehold improvements	3,644	3,484
Construction in progress	229	240
	27,652	26,733
Accumulated depreciation and amortization	(23,064)	(21,369)
	$4,588	$5,364

Depreciation and amortization expense relating to property and equipment was approximately $1.7 million and $1.5 million for the years ended December 31, 2010 and 2009, respectively.

6.         Accrued Liabilities

Accrued liabilities include the following at December 31:

(in thousands)	2010	2009
Accrued payroll and payroll taxes	$977	$963
Accrued professional fees	262	222
Accrued accounts payable	1,353	3,144
Accrued other	1,629	2,904
	$4,221	$7,233

7.         Notes Payable and Credit Arrangements

On June 22, 2009, the Company entered into two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”) providing for credit lines of up to $8 million in the aggregate: (i) an Amended and Restated Loan and Security Agreement (the “Restated Revolving Credit Facility”) pursuant to which the Bank agreed to provide the Company with a credit line of up to $3 million and (ii) an Export-Import Bank Loan and Security Agreement (the “Ex-Im Facility”) pursuant to which the Bank agreed to provide the Company with a credit line of up to $5 million to be guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”). The Company's obligations under these two credit facilities were secured by substantially all of the assets of the Company.

In addition, under the Restated Revolving Credit Facility, the Company's existing equipment credit facility with the Bank was amended whereby the parties agreed that there would be no additional availability under such facility and, based on an outstanding principal amount of $1.2 million on June 22, 2009, the Company would continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance was paid in full (the “Equipment Term Loan”).

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

The Company's obligations under these two amended credit facilities are secured by substantially all of the assets of the Company. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined. The Company's obligations under the Restated Ex-Im Facility are secured by substantially all of the assets of the Company. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) the 50% of the value of eligible inventory, as defined. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined.

In addition, under the Second Restated Revolving Credit Facility, with respect to the Company's outstanding Equipment Term Loan with the Bank, the Company was required to continue to make monthly installments of principal of $97 thousand plus accrued interest until the outstanding balance was paid in full. Interest on the Equipment Term Loan accrued at a rate per annum equal to the greater of (i) the prime rate plus 1.75% or (ii) 7.75%. The final payment with respect to the Equipment Term Loan was made in June, 2010.

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

On June 15, 2010, the Company and the Bank entered into (i) the First Loan Modification Agreement amending certain terms of the Second Restated Revolving Credit Facility and (ii) the First Loan Modification Agreement amending certain terms of the Restated Ex-Im Facility (collectively, the “Loan Modifications”). Pursuant to the terms of the Loan Modifications, the Company and the Bank agreed to (i) create a letter of credit sub-facility within the Company's existing credit line, (ii) decrease the interest rate with regard to financed eligible accounts from SVB Prime Rate plus 3.0% per annum to SVB Prime Rate plus 2.5% per annum while (iii) reducing the interest rate floor from 6.0% per annum to 4.0% per annum and (iv) extending the maturity date of the Second Restated Revolving Credit Facility and Restated Ex-Im Facility to December 31, 2011. In addition to the above, in the event the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Bank will waive the requirement that the Company cash collateralize any letters of credit issued by the Bank pursuant to the new letter of credit sub-facility in an aggregate amount up to $1.5 million. The Company has used $1.4 million and zero of this sub-facility at December 31, 2010 and 2009, respectively. Finally, because the Company has made all the required payments under the Equipment Term Loan, the Bank acknowledged that the Equipment Term Loan has been paid in full and all references to it in the Second Restated Revolving Credit Facility have been deleted.

Advances outstanding under the Second Restated Revolving Credit Facility were $842 thousand and $1.0 million at December 30, 2010 and December 31, 2009, respectively. Advances outstanding under the Restated Ex-Im Facility were $315 thousand and $340 thousand at December 31, 2010 and December 31, 2009, respectively. The Equipment Term Loan's principal balance outstanding was zero and $583 thousand at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 5.5% and 6.0%, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $3.6 million as of December 31, 2010.

8. Stock–Based Compensation

At December 31, 2010, the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of the activity of this plan follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding at December 31, 2009	781,677	$7.10
Granted	144,000	$4.30
Exercised	(25,445)	$3.77
Forfeited	(139,500)	$7.78
Options Outstanding at December 31, 2010	760,732	$6.56

Expected to Vest at December 31, 2010	234,195	$4.63

Options Exercisable at December 31, 2010	514,557	$6.87

Options Available for Future Grant at December 31, 2010	493,800

At December 31, 2010, the Company has outstanding under its 1996 Plan and 2007 Plan, an aggregate 203,746 non-qualified stock options held by the unaffiliated directors of the Company for the purchase of common stock at an average exercise price of $7.40 per share.

In accordance with ASC 718, the Company has recognized stock-based compensation expense of approximately $500 thousand and $585 thousand for the years ended December 31, 2010 and 2009, respectively. Approximately $397 thousand and $425 thousand of stock-based compensation expense was charged to selling, general and administrative expenses for the years ended December 31, 2010 and 2009, respectively, and approximately $103 thousand and $160 thousand of stock-based compensation expense was charged to cost of sales for the years ended December 31, 2010 and 2009, respectively.  No stock-based compensation expense was capitalized during 2010 and 2009. Compensation expense related to stock options to be charged in future periods amounts to approximately $665 thousand at December 31, 2010 and will be recognized over a weighted-average period of 2.54 years as follows:

For the years ended December 31,	Expected Compensation Expense
(in thousands)
2011	$299
2012	217
2013	111
2014	38
$665

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.  Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience.

The options outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 3.49 to $ 3.90	101,411	3.35	$3.79	$143,948	93,911	2.96	$3.81	$131,123
$ 3.91 to $ 4.90	222,374	7.49	$4.35	191,672	121,874	5.79	$4.45	92,807
$ 4.91 to $ 8.40	265,622	7.41	$6.71	405	162,247	6.77	$7.05	300
$ 8.41 to $ 9.60	90,200	6.48	$9.41	—	72,650	6.48	$9.40	—
$ 9.61 to $15.73	81,125	7.17	$12.42	—	63,875	7.09	$12.63	—
	760,732	6.76	$6.56	$336,025	514,557	5.84	$6.87	$224,230

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $5.21 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was approximately $39 thousand and $13 thousand for the years ended December 31, 2010 and 2009, respectively. The total intrinsic value of options expected to vest at December 31, 2010 was approximately $107 thousand, and the weighted average remaining contractual life of outstanding options that are expected to vest is 8.68 years.

The per-share weighted-average fair value of stock options granted was $2.62 and $3.43 for the years ended December 31, 2010 and 2009, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2009	—	1.67%	4.13 years	79.6%
2010	—	1.46%	4.29 years	81.1%

The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan.  The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

9.         Income Taxes

There was a net income tax benefit of $154 thousand and provision of $13 thousand for the years ended December 31, 2010 and 2009, respectively.  The Company recognized a $1.1 million and a $2.2 million tax benefit related to income from continuing operations, which was offset by a corresponding $1.0 million and $2.2 million income tax expense associated with the sale of the Company’s Medical Products Business Unit during the years ended December 31, 2010 and 2009, respectively.  This income tax expense was recorded in discontinued operations. See Note 17 to the consolidated financial statements.

The reconciliation between the amount computed by applying the United States federal statutory tax rate of 34% to pretax income (loss) and the actual provision(benefit) for income taxes follows:

(in thousands)	2010	2009
Income tax benefit – continuing operations at statutory rate	$(1,015)	$(3,708)
Increase (decrease) in valuation allowance related to income tax expense	(335)	1,183
State income taxes	37	49
Permanent differences	167	235
Income tax benefit – continuing operations	(1,146)	(2,241)
Income tax provision – discontinued operations at statutory rate	843	1,916
State income taxes – discontinued operations	149	338
Income tax provision – discontinued operations	992	2,254
Total	$(154)	$13

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	2010	2009
Deferred tax assets:
Accounts receivable	$48	$192
Accruals	2,396	3,749
Inventories	210	303
Net operating loss carryforwards	4,025	2,507
General business credit carryforwards	222	113
Alternative minimum tax credit carryforwards	268	431
Foreign tax credit	38	38
Total gross deferred tax assets	7,207	7,333

Prepaid expenses	214	218
Depreciation	712	745
Total gross deferred tax liabilities	926	963

Valuation allowance	6,281	6,370

Net deferred tax assets	$—	$—

The net change in the total valuation allowance for the period ended December 31, 2010 was an decrease of $89 thousand. Gross federal net operating loss carryforwards were approximately $12 million as of December 31, 2010 and expire at various times through 2030.  Included in this amount was approximately $3.5 million attributable to equity based compensation transactions. Approximately $1.0 million of the valuation allowance will be relieved through equity if these deductions for equity based transactions are realized.  Under Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

At December 31, 2010, the Company does not have any uncertain tax positions, unrecognized tax benefits and did not recognize any interest or penalties.  The Company does not expect there to be a change in unrecognized tax benefits over the next twelve months.

10.      Commitments

Letters of Credit

Outstanding letters of credit totaled $1.4 million and $1.5 million at December 31, 2010 and 2009, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required.  At December 31, 2010, $21 thousand was secured by restricted cash and the remained was secured by the Second Restated Revolving Credit Facility. At December 31, 2009, $1.5 million was secured by restricted cash.

Property Under Capital Leases and Lease Commitments

At December 31, 2010 and 2009, the Company had operating and capital leases for office space and office equipment.

At December 31, 2010, future minimum lease payments for the period ended are as follows:

(in thousands)	Unrelated Party Operating Leases	Related Party Operating Leases	Unrelated Party Capital Leases
2011	$127	$3,419	$54
2012	115	3,591	41
2013	80	3,731	15
2014		3,871	9
2015		3,478
5 years and thereafter	—	4,910	—
Total minimum lease payments	$322	$23,000	119
Less: amounts represented by interest			(17)
Present value of monthly lease payments			102
Less: current portion of unrelated party capital lease obligation			(44)
Long-term portion of unrelated party capital lease obligation			$58

Unrelated Party Capital Lease

In August 2009 the Company entered into a lease for information technology storage equipment whereby the Company agreed to pay $73 thousand over a five year term expiring in July 2014.  The lease agreement did not provide for a transfer of ownership at any point.  Interest costs were assumed at 11%.  Interest expense was approximately $5 thousand and $2 thousand for the year ended December 31, 2010 and 2009, respectively.  This lease was classified as a unrelated party capital lease.

In September 2009 the Company entered into a lease for information technology storage equipment whereby the Company agreed to pay $120 thousand over a three year term expiring in August 2012.  The lease agreement did not provide for a transfer of ownership at any point.  Interest costs were assumed at 13%.  Interest expense was approximately $10 thousand and $4 thousand for the year ended December 31, 2010 and 2009, respectively.  This lease was classified as a unrelated party capital lease.

The asset value of the equipment under capital lease is $102 thousand and $154 thousand and is recorded in property and equipment in the Company’s consolidated balance sheet for the years ended December 31, 2010 and 2009, respectively.

Unrelated Party Operating Leases

Unrelated party operating leases primarily consist of leases for copiers and the telephone system.

Related Party Operating Lease

On November 30, 2007, the Company entered into a new Lease Agreement (the “Bedford Lease”) with SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is the sole trustee and principal beneficiary, with respect to 144,230 square feet of space comprising the entire building in which the Company have occupied space since December 1, 1985. The term of the Bedford Lease commenced on December 1, 2007 and was originally set to expire on November 30, 2012. The annual rental rate for the first year of the Bedford Lease was $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increased on each anniversary by $0.75 per square foot.

On September 17, 2010, the Company entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. The Company has the right to further extend the term of the Bedford Lease for an additional five (5) year period. If the Company exercises this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPI-Trust agreed to reimburse the Company up to $50 thousand for all costs incurred by the Company in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. The Company believes that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $2.1 and $2.0 million for the years ended December 31, 2010 and 2009, respectively.

On August 29, 2008, the Company entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003.  The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015.  The Company has the right to extend the term of the Hudson Lease for an additional five (5) year period.  The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building.  The annual rental rate increases on each anniversary by $0.75 per square foot.  If the Company exercises its right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot.  In addition, the Company is required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease.  SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building.  The Company believes that the terms of the Hudson Lease are commercially reasonable and reflective of market rates.  The lease agreement does not provide for a transfer of ownership at any point.  The Hudson Lease is classified as a related party operating lease.  Rent expense under the Hudson Lease was $1.3 million for the years ended December 31, 2010 and 2009, respectively.

11.      Employee Benefit Plans

Profit Sharing Plan

In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan.  The Company began discretionary matching contributions starting September 2008.  The Company’s matching contributions were approximately $183 thousand and $195 thousand for the year ended December 31, 2010 and 2009, respectively.

Deferred Compensation Plan

Effective January 1, 2002, the Company adopted the Spire Corporation Non-Qualified Deferred Compensation Plan (the “Plan”) for Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company (the “Participant”).  Under this Plan, the Company makes equal monthly contributions to the Spire Corporation Non-Qualified Deferred Compensation Trust (the “Trust”) up to the annually required amount of $250 thousand. The Company records these contributions as selling, general and administrative expense when made. The Trustee makes all investment decisions for the Trust on behalf of the Participant. The Company has not guaranteed a return on investment for the Participant, however, all earnings and losses on the Plan assets are borne by the Participant. All contributions and earnings are fully vested to the Participant when made but are subject to the Company’s creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as available-for-sale investments in the consolidated balance sheet with a corresponding liability being recorded as deferred compensation. Unrealized gains and losses on the available-for-sale investments are recorded as accumulated other comprehensive income within the equity section of the consolidated balance sheet. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the Participant resulting from the changes in the asset value with an offsetting charge or credit to selling, general and administrative expense.  Compensation expense was approximately $250 thousand and $257 thousand in the years ended December 31, 2010 and 2009, respectively.  Accrued compensation expense related to the Plan was $250 thousand and $229 thousand at December 31, 2010 and 2009, respectively.

12.      Loss Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the years ended December 31:

	2010	2009
Weighted average number of common and common equivalent shares outstanding – basic	8,341,356	8,334,304
Add: Net additional common shares upon assumed exercise of common stock options	—	—
Weighted average number of common and common equivalent shares outstanding – diluted	8,341,356	8,334,304

For the years ended December 31, 2010 and 2009, 18,079 and 46,260 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to the Company's losses.

In addition, for the years ended December 31, 2010 and 2009, 584,321 and 551,447 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

13.      Legal Matters

From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations.

On January 11, 2011 a suit was filed in U.S. District Court in Massachusetts by Spire Biomedical, Inc., a wholly-owned subsidiary of the Company, against Creganna-Tactx Medical ("Creganna") alleging breach of contract related to the manufacture of hemodialysis catheters. The complaint claims that Creganna failed to assemble the catheters in accordance with its designs. The Company is seeking double or triple damages.

On February 4, 2011, Silicon International Ltd. ("SI") filed a complaint in Suffolk Superior Court in Massachusetts, and on February 11, 2011 served a summons, against the Company alleging breach of contract related to SI's activities acting as a former sales and service representative of the Company within China. The complaint makes claims regarding amounts allegedly owed to SI by the Company, specifically with regard to allegedly owed commissions. SI is seeking an accounting for all money allegedly owed to it, including double or triple damages. The Company filed its answer and counterclaims against SI on February 24, 2011, denying SI's allegations, and claiming that SI interfered in the Company's business relationships and generally engaged in multiple breaches of contract against the Company. The Company is seeking double or triple damages.

The Company is not aware of any other current or pending legal proceedings to which it is or may be a party that it believes could materially adversely affect its results of operations or financial condition or cash flows.

14.      Operating Segments and Related Information

The following table presents certain operating division information in accordance with the provisions of ASC 280, Segment Reporting.

(in thousands)	Spire Solar	Spire Biomedical	Optoelectronics	Corporate	Total Company
December 31, 2010
Net sales and revenues	$66,858	$8,341	$4,643	$—	$79,842
Income (loss) from operations	(2,029)	1,325	(2,131)	—	(2,835)
Identifiable assets	18,515	2,351	3,498	10,221	34,585
Capital expenditures	29	206	385	197	817
Depreciation and amortization	357	210	735	387	1,689
Stock-based compensation	133	63	38	266	500

	Spire Solar	Spire Biomedical	Optoelectronics	Corporate	Total Company
December 31, 2009
Net sales and revenues	$57,822	$9,148	$2,901	$—	$69,871
Income (loss) from operations	(9,097)	1,119	(1,362)	—	(9,340)
Identifiable assets	32,854	2,688	3,654	14,197	53,393
Capital expenditures	104	6	317	195	622
Depreciation and amortization	345	178	667	329	1,519
Stock-based compensation	219	71	39	256	585

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2010	%	2009	%
United States	$48,793	61%	$28,798	41%
Europe/N. Africa	14,763	19%	15,191	22%
Asia	16,233	20%	25,561	37%
Rest of the world	53	0	321	0
	$79,842	100%	$69,871	100%

The Company's operations are focused on three primary business areas:  Spire Solar (comprised of solar equipment, solar systems and solar materials), Spire Biomedical (comprised of biomedical surface treatments and biophotonics research) and optoelectronics (comprised primarily of Spire Semiconductor).  Spire Solar and Spire Biomedical operate out of the Company's facility in Bedford, Massachusetts. Spire Semiconductor operates out of the Company’s facility in Hudson, New Hampshire. Each business area is independently managed and has separate financial results that are reviewed by the Board of Directors and Chief Executive Officer and the chief executive officers of each operating division.

On December 14, 2009, the Company completed the sale the Medical Products Business Unit to Bard Access Systems, Inc. Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 17 to the consolidated financial statements.

Income (loss) from operations is net sales less cost of sales, selling, general and administrative expenses and gain on termination of contract, but is not affected either by non-operating income (expense) or by income taxes. In calculating income from operations for individual business units, substantial administrative expenses incurred at the operating level that are common to more than one segment are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

Revenues from contracts with United States government agencies for 2010 and 2009 were approximately $25.7 million and $16.1 million, or 32% and 23% of consolidated net sales and revenues, respectively.

Revenues from the delivery of a solar equipment module line and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of a solar equipment cell line and solar equipment module line to Solaria Energia account for 10% and 5%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of a solar equipment cell line and a solar equipment module line to two different customers (Hanwha International LLC and Martifer Solar S.A.) accounted for 17% and 15%, respectively, of total net sales and revenue for 2009 and recurring revenue from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 18% of total net sales and revenue during the same period.

Two customers represented approximately 16% and 12% of net accounts receivable, trade at December 31, 2010 and one customer represented approximately 24% of net accounts receivable, trade at December 31, 2009.

Spain and China were the only foreign countries that accounted for more than 10% of sales in 2010 and Korea and Portugal were the only foreign countries that accounted for more than 10% of sales in 2009. Net sales to customers in Spain and China accounted for $11.6 million and $8.6 million, respectively, in 2010 and net sales to customers in Korea and Portugal accounted for $16.9 million and $10.8 million, respectively, in 2009.

15.      Gain on Termination of Contracts

On August 29, 2008, the Company delivered to Principia Lightworks, Inc. (“Principia”) a Notice of Breach and Pending Termination of a certain Manufacturing Agreement, dated August 29, 2006, by and between Spire Semiconductor and Principia (the “Manufacturing Agreement”). Under the terms of the Manufacturing Agreement, Principia made an up-front payment for nonrecurring engineering and facility access costs and was required to make monthly facility availability payments throughout the term of the agreement. As a result of Principia's failure to make monthly facility availability payments in 2008, the Company had fully reserved $225 thousand against Principia's accounts receivable balance. The Company entered into a mutual standstill agreement with Principia, which expired on March 15, 2009. The purpose of the standstill was to give the parties additional time to negotiate a resolution.

On March 27, 2009, Spire Semiconductor and Principia mutually agreed to terminate the Manufacturing Agreement for convenience and entered into a separation and novation agreement (the “Novation Agreement”). Under the terms of the Novation Agreement, both parties agreed to terminate technology licenses that were granted to each other under the terms of the Manufacturing Agreement and Spire Semiconductor was released from its production requirements to Principia. Principia was released from paying its future facility availability payments due under the Manufacturing Agreement but is required to pay facility availability payments of $300 thousand, which have remained outstanding since September 2008. Spire Semiconductor holds 67,500 shares of Principia stock as collateral against the outstanding facility availability payments. During the three months ended March 31, 2009, the Company accelerated the amortization of deferred revenue and recognized $1.5 million as a gain on termination of contracts related to the termination of the Manufacturing Agreement.

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

In the fourth quarter of 2009, the Company determined that three purchase and sale agreements with Jiangxi Gemei Sci-Tech., LLC (“Jiangxi”) related to a module equipment line and cell equipment line were terminated due to a breach of contract by Jiangxi. Jiangxi had failed to make payments as required by the agreements and has not responded to numerous communications by the Company. The Company made commitments to purchase equipment on behalf of Jiangxi and due to Jiangxi not making contractual payments, the Company entered into settlement agreements with these vendors in the fourth quarter of 2009 and first quarter of 2010. As a result of the settlement agreement entered into in the fourth quarter of 2009 and deposits paid by Jiangxi less settlements paid to vendors and inventory written off, the Company recognized a gain on termination of contracts of $1.4 million in the fourth quarter of 2009. As a result of the settlement agreement entered into in the first quarter of 2010 and deposits paid by Jiangxi less settlements paid to vendors, the Company recognized a gain on termination of contracts of $837 thousand in the first quarter of 2010.

In the fourth quarter of 2010, the Company determined that a sale agreement with Zhejiang LeYe Photovoltaic Science & Technology Co., Ltd. ("LeYe") related to solar equipment was terminated due to a breach of contract by LeYe. LeYe had failed to make payments as required by the agreement and has not responded to numerous communications by the Company. In the fourth quarter of 2010, the Company recognized a gain on termination of contracts of $51 thousand which relates to LeYe's non-refundable deposit.

On August 26, 2009, the Company entered into a Purchase and Sale Agreement for 60MW Solar Cell Production Line (the “Cell Line Agreement”) to provide Uni-CHEM Co., Ltd., a South Korean company (“Uni-Chem”), a 60 megawatt turn-key multi-crystalline cell manufacturing line (the “Cell Line”) for $21.75 million. In addition, on August 26, 2009, the Company entered into a Purchase and Sale Agreement for 50MW Solar Module Production Line (the “Module Line Agreement”) to provide Uni-Chem a 50 megawatt turn-key module manufacturing line (the “Module Line”) for $13.25 million. Finally, concurrently with the execution of the Cell Line Agreement and the Module Line Agreement, the Company entered into a Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line (the “Project Management Agreement”) under which the Company agreed to provide Uni-Chem with certain utilities and infrastructure support services for the Cell Line and the Module Line. The aggregate price for these services would have been $11.5 million which would have been paid over time as the services were provided.

Under an amended Memorandum of Agreement ("MOA"), Uni-Chem was to make a $2.0 million non-refundable deposit to the Company creditable towards the Module Line Agreement if Uni-Chem made all initial down payments under the three projects noted above. Uni-Chem paid $1.0 million of this deposit. The remaining $1.0 million deposit and the associated deposits for the three projects noted above were not paid.

On November 24, 2009, the MOA terminated as scheduled 90 days from execution. In 2010, Uni-Chem communicated that it possessed no further intent to provide the Company with any scheduled payments for the Cell Line or Module Line. On November 30, 2010, the Company delivered to Uni-Chem a notice stating this matter was closed and that the Company has retained Uni-Chem's non-refundable deposit. In the fourth quarter of 2010, the Company recognized a gain on termination of contracts of $1.0 million which relates to Uni-Chem's non-refundable deposit.

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

17.      Discontinued Operations and Assets Held for Sale

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows present the results and assets of the Medical Products Business Unit as discontinued operations and assets held for sale. During the second quarter of 2009, the Company began pursuing an exclusive sales process of the Medical Products Business Unit. The Company (i) determined that the Medical Products Business Unit was a separate component of the Company's business as, historically, management reviewed separately the Medical Products Business Unit's financial results apart from the Company's ongoing continuing operations, (ii) eliminated the Medical Products Business Unit's financial results from ongoing operations and (iii) determined that the Company will have no further continuing involvement in the operations of the Medical Products Business Unit or cash flows from the Medical Products Business Unit after the sale.

On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard Access Systems, Inc. The purchase price for the Medical Products Business Unit was $12.4 million, including (i) $9.4 million that was paid in cash to the Company at closing, (ii) $100 thousand that was paid in cash at closing to two of the Company's employees, including Mark Little, Chief Executive Officer of Spire Biomedical, as consideration for their execution of non-competition agreements, and (iii) $2.9 million that was paid in cash to the Company in the second quarter of 2010 based on the achievement of certain milestones described below (the “Contingent Purchase Price”).

Certain of the assets were transferred to Bard at the closing, and certain other assets (the “Contingent Deferred Assets”) were transferred to Bard upon the completion of a product recall related to such assets, which occurred in the second quarter of 2010. Until the Contingent Deferred Assets were transferred by the Company, it continued to manufacture and supply to Bard certain hemodialysis catheter products under the terms of a distribution agreement (the “Transition Period”). The Contingent Deferred Assets were transferred to Bard and Bard paid $1.5 million of the Contingent Purchase Price to the Company in the second quarter of 2010. In addition, Bard paid $1.4 million of the remaining Contingent Purchase Price to the Company in the second quarter of 2010 based upon the achievement of milestones related to the manufacture and supply of certain quantities of hemodialysis catheter products under the distribution agreement. The transfer price for hemodialysis catheter products delivered to Bard under the distribution agreement was equal to the Company's standard costs of goods, including related overhead, without mark-up and calculated in accordance with U.S. generally accepted accounting principles.

The Company initiated a voluntary recall of certain catheters based upon three field complaints of catheter malfunctions received in the third quarter of 2009. No patient injury or complications resulted from the malfunction. It was determined that under certain molding conditions, there was a possibility that insufficient bonding may occur which could cause the catheter to malfunction. As it could not be isolated to a particular lot, the Company initiated a voluntary recall of any inventory held by our distributors and their customers. As the manufacturer of record, the Company is responsible for ensuring that the product meets the product specifications and the associated product liability that may result in failure those specifications. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $162 thousand and $584 thousand for the twelve months ended December 31, 2010 and 2009, respectively. The voluntary recall was initiated in October 2009 and in February 2010, the Company determined that it had achieved a 100% effectiveness rating based upon the recall criteria. The U.S. Food and Drug Administration advised the Company in June 2010 that the recalls were terminated.

Spire Biomedical warrants that any of its catheter products found to be defective will be replaced. No warranty is made that the failure of the product will not occur, and Spire disclaims any responsibility for any medical complications. Spire Biomedical warrants that its services only will meet the agreed upon specifications.

The assets and liabilities of the Medical Products Business Unit as of December 31, 2010 and 2009 are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Assets of Discontinued Operations and Assets Held for Sale
Current assets of discontinued operations and assets held for sale
Accounts receivable – trade, net	$—	$104
Inventories, net	—	50
Total current assets of discontinued operations and assets held for sale	—	154

Property and equipment, net	—	9

Intangible and other assets, net	—	49
Total non-current assets of discontinued operations and assets held for sale	—	58
Total assets of discontinued operations and assets held for sale	$—	$212
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$257	$593
Accrued liabilities	109	1,089
Total current liabilities of discontinued operations	366	1,682
Total liabilities of discontinued operations	$366	$1,682

Included in accrued liabilities are reserves of zero and $782 thousand related to the recall, as discussed above, at December 31, 2010 and 2009, respectively.

Condensed results of operations relating to the Medical Products Business Unit are as follows:

	Year Ended December 31,
(in thousands)	2010	2009
Net sales and revenues	$1,656	$2,387
Gross margin	$(136)	$363
Loss from discontinued operations before sale of business unit	$(123)	$(2,105)
Gain on sale of business unit	2,604	7,741
Income tax provision	(992)	(2,254)
Net income from discontinued operations, net of tax	$1,489	$3,382

18.      Subsequent Events

The Company evaluated subsequent events through the date of this filing. Except as disclosed in Note 13, there were no other material events that impacted the consolidated financial statements or disclosures.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were not effective as of December 31, 2010 because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

•
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

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control - An Integrated Framework (September 1992). Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria and an identified material weakness and several other significant deficiencies. The material weakness relates to inadequate personnel with appropriate tax knowledge to prepare the deferred tax analysis and related disclosures timely at year end. We also identified several other significant deficiencies that did not rise to the level of material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant's financial reporting.

We plan to remedy the material weakness and significant deficiencies as soon as appropriate resources are available.

Management, utilizing the input, oversight, support and guidance of our Audit Committee, has implemented the following measures to strengthen and improve our internal control over financial reporting and to address the material weaknesses as previously reported in the 2009 Form 10-K.

•
We hired a Corporate Controller during April 2009, who was promoted to Chief Accounting Officer in December 2009 and then to Chief Financial Officer and Treasurer in April 2010, who added accounting knowledge, experience and an understanding of the application of U.S. GAAP.

•
In March 2010, we hired a Corporate Controller to fill the position previously held by the Chief Financial Officer. Also in 2010, we hired an Accounting Supervisor to assume the duties of the Assistant Controller who retired in 2010, and we hired a Staff Accountant to assist with revenue recognition and financial reporting.

•
New policies and procedures have been created and implemented, coupled with the review and modification of existing policies and procedures, as part of our documentation of internal control over financial reporting. We have implemented a new financial reporting application to aid in SEC reporting which has increased staff efficiencies and accuracy of information. We have also implemented an inventory cycle counting program, improved our monthly financial closing procedures and account reconciliation process which allows us to adhere to the monthly and quarterly close timelines. Management believes these new controls, policies and procedures, training of key personnel and testing of these key controls was effective in strengthening our internal control over financial reporting.

•
The Company has implemented procedures to ensure documentation of monthly reviews of financial statements, cash flows and variance analysis. Additionally, pricing variances and inventory valuation processes have been implemented to ensure the financial statements are presented in accordance with U.S. GAAP.

•
We purchased a network upgrade and additional servers during June 2009 and May 2010 to ensure the IT department has the adequate tools necessary to mitigate an industry-standard set of risk statements following guidelines outlined in the Control Objectives for Information Technology (COBIT) promulgated jointly by the IT Governance Institute and the Information Systems Audit and Control Association (ISACA).

The changes in staffing have and will continue to have added value to assist us in addressing the identified weaknesses in the knowledge base and experience levels required for completeness and accuracy of our financial statements and also improve our overall financial close and reporting process. The staff additions will also allow for proper segregation of duties. Further, we have contracted with a consultant to assist us in our operational and financial controls re-design, testing and remediation efforts.

In light of the material weakness and significant deficiencies, we performed additional analysis and procedures in order to conclude that our financial statements included in this annual report were fairly stated in accordance with accounting principles generally accepted in the United States. Accordingly, we believe that despite our material weakness and significant deficiencies, our financial statements included in this report are fairly stated, in all material respects, in accordance with United States generally accepted accounting principles.

McGladrey & Pullen, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None

PART III

Item  10.      Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers and corporate governance is set forth in the Proxy Statement for the Special Meeting in Lieu of 2011 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.  Information concerning compliance with Section 16(a) of the Exchange Act is set forth under “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement and is incorporated herein by reference.

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

3.1	Articles of Organization as amended, incorporated by reference to Exhibit 3(a) to the Company’s Form 10-QSB for the quarter ended June 30, 1997
3.2	By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1989
10.1	Employment Agreement with Roger G. Little dated as of January 1, 2002, incorporated by reference to Exhibit 10(e) to the Company's Form 10-KSB for the year ended December 31, 2001 (“2001 10-KSB”)
10.2	Amendment No. One dated November 18, 2004 to Employment Agreement for Roger G. Little, incorporated by reference to Exhibit 10(m) to the Company’s 2004 Form 10-KSB
10.3	Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 15, 2004
10.4	Spire Corporation 2007 Stock Equity Plan, incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 5, 2007
10.5	Spire Corporation 401(k) Profit Sharing Plan, incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 2003 (“2003 10-KSB”)
10.6
Trust Agreement dated April 1, 2004 between the Company and Riggs Bank N.A. as Trustee of the Company’s 401(k) Profit Sharing Plan, incorporated by reference to Exhibit 10(1) to the Company’s Form 10-KSB for the year ended December 31, 2004 (“2004 10-KSB”)

10.7	Amendment Number Four to the Spire Corporation 401(k) Profit Sharing Plan dated November 21, 2005, incorporated by reference to Exhibit 10(p) to the Company’s 2005 Form 10-KSB
10.8	Amendment Number Five to the Spire Corporation 401(k) Profit Sharing Plan dated December 22, 2006, incorporated by reference to Exhibit 10(u) to the Company’s 2006 Form 10-KSB
10.9
Manufacturing Agreement, dated August 29, 2006, by and between Bandwidth Semiconductor, LLC, a wholly owned subsidiary of Spire and Principia Lightworks, Inc., incorporated by reference to Exhibit 10(s) to the Company’s 2006 Form 10-QSB for the quarter ended September 30, 2006 *

10.10
Operating Agreement of Gloria Spire Solar, LLC, dated July 31, 2007, by and among the Company, Gloria Solar (Delaware) Company, Ltd. and Gloria Spire Solar, LLC, incorporated by reference to Exhibit 10(x) to the Company’s Form 8-K filed with the SEC on September 10, 2007 *

10.11
Lease Agreement, dated September 1, 2008, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation, incorporated by reference to Exhibit 10(ae) to the Company’s Form 8-K filed with the SEC on August 29, 2008.

10.12
Lease Agreement, dated November 30, 2007, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation (lease of premises, approximately 144,230 sq. ft.), incorporated by reference to Exhibit 10(y) to the Company’s Form 8-K filed with the SEC on December 6, 2007

10.13
First Amendment to Lease Agreement, dated September 17, 2010, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation (lease of premises, approximately 144,230 sq. ft.), incorporated by reference to Exhibit 10(ay) to the Company’s Form 8-K filed with the SEC on September 22, 2010.

10.14
Amended and Restated Deferred Compensation Plan with Roger G. Little dated as of January 1, 2005, incorporated by reference to Exhibit 10(z) to the Company’s 2008 Form 10-Q for the quarter ended March 31, 2008.

10.15
Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(w) to the Company’s 2007 Form 10-Q for the quarter ended June 30, 2007

10.16
First Loan Modification Agreement, dated March 31, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(aa) to the Company’s 2008 Form 10-Q for the quarter ended March 31, 2008.

10.17
Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ab) to the Company’s 2008 Form 10-Q for the quarter ended March 31, 2008.

10.18
Second Loan Modification Agreement, dated May 13, 2008, to the Loan and Security Agreement, dated May 25, 2007, among Spire Corporation, Bandwidth Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ac) to the Company’s 2008 Form 10-Q for the quarter ended June 30, 2008.

10.19
Waiver and First Loan Modification Agreement, dated May 13, 2008, to Loan and Security Agreement, dated March 31, 2008, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ad) to the Company’s 2008 Form 10-Q for the quarter ended June 30, 2008.

10.20
Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(af) to the Company’s 2009 Form 10-Q for the quarter ended June 30, 2009.

10.21
Export-Import Bank Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ag) to the Company’s 2009 Form 10-Q for the quarter ended June 30, 2009.

10.22
Waiver Agreement, dated August 13, 2009, related to the Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ah) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.23
Second Amended and Restated Loan and Security Agreement, dated November 16, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(au) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.

10.24
Amended and Restated Export-Import Bank Loan and Security Agreement, dated November 16, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(av) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.

10.25
First Loan Modification Agreement (Domestic), dated June 15, 2010, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(aw) to the Company’s 2010 Form 10-Q for the quarter ended June 30, 2010.

10.26
First Loan Modification Agreement (Exim), dated June 15, 2010, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ax) to the Company’s 2010 Form 10-Q for the quarter ended June 30, 2010.

10.27
Solicitation/Contract/Order for Commercial Items, dated November 28, 2008, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(ap) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.28
Amendment of Solicitation/Modification of Contract MOD01 to Solicitation/Contract/Order for Commercial Items, dated April 20, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(aq) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.29
Amendment of Solicitation/Modification of Contract MOD02 to Solicitation/Contract/Order for Commercial Items, dated June 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(ar) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.30
Amendment of Solicitation/Modification of Contract MOD03 to Solicitation/Contract/Order for Commercial Items, dated September 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(as) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.31
Amendment of Solicitation/Modification of Contract MOD04 to Solicitation/Contract/Order for Commercial Items, dated January 8, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(at) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.*

10.32
Amendment of Solicitation/Modification of Contract MOD05 to Solicitation/Contract/Order for Commercial Items, with an effective date of June 15, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(az) to the Company’s 2010 Form 10-Q for the quarter ended September 30, 2010.*

10.33
Amendment of Solicitation/Modification of Contract MOD06 to Solicitation/Contract/Order for Commercial Items, with an effective date of October 01, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(aaa) to the Company’s 2010 Form 10-Q for the quarter ended September 30, 2010.*

10.34
Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated August 26, 2009, by and between Spire Corproation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(ai) to the Company's 2009 Form 10-Q for the quarter ended September 30, 2009

10.35
Purchase and Sale Agreement for 50MW Solar Module Production Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(aj) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009. *

10.36
Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(ak) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009. *

10.37
Memorandum of Agreement, dated August 26, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(al) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.38
Amendment No. 1 to Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(am) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.39
Amendment No. 1 to Purchase and Sale Agreement for 50MW Solar Module Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(an) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.40
Amendment No. 1 to Memorandum of Agreement, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(ao) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

14	Code of Business Conduct and Ethics incorporated by reference to Exhibit 14 to the 2003 10-KSB
21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the 2003 10-KSB
23.1	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP) (filed herewith)
23.2	Consent of Independent Registered Public Accounting Firm (Caturano and Company, Inc.) (filed herewith)
31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.
+	We agree to furnish supplementally to the SEC a copy of any omitted schedule or exhibit to this agreement upon request by the SEC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRE CORPORATION

Date:	March 15, 2011	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Little	Chairman of the Board, Chief Executive Officer and President	March 15, 2011
Roger G. Little	(Principal Executive Officer)

/s/ Robert S. Lieberman	Chief Financial Officer and Treasurer	March 15, 2011
Robert S. Lieberman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Udo Henseler	Director	March 15, 2011
Udo Henseler

/s/ David R. Lipinski	Director	March 15, 2011
David R. Lipinski

/s/ Mark C. Little	Chief Executive Officer, Spire Biomedical and Director	March 15, 2011
Mark C. Little

/s/ Michael J. Magliochetti	Director	March 15, 2011
Michael J. Magliochetti

/s/ Guy L. Mayer	Director	March 15, 2011
Guy L. Mayer

/s/ Roger W. Redmond	Director	March 15, 2011
Roger W. Redmond

EXHIBIT INDEX

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP) (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (Caturano and Company, Inc.) (filed herewith)

31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith)