Form 10-Q
period 2011-03-31
SPIRE Corp
filed 2011-05-10
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011; or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of May 02, 2011 was 8,362,633.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$5,679	$6,259
Restricted cash – current portion	21	21
	5,700	6,280

Accounts receivable – trade, net	6,197	7,324
Inventories, net	12,155	10,932
Deferred cost of goods sold	674	1,018
Deposits on equipment for inventory	89	88
Prepaid expenses and other current assets	1,042	809
Total current assets	25,857	26,451

Property and equipment, net	4,280	4,588
Intangible and other assets, net	816	820
Available-for-sale investments, at quoted market value (cost of $1,989 and $1,980 at March 31, 2011 and December 31, 2010, respectively)	2,509	2,426
Deposit – related party	300	300
Total assets	$33,762	$34,585
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	$46	$44
Current portion of revolving line of credit	1,157	1,157
Accounts payable	6,938	6,487
Accrued liabilities	4,963	4,221
Current portion of advances on contracts in progress	8,684	9,010
Liabilities of discontinued operations	362	366
Total current liabilities	22,150	21,285

Long-term portion of capital lease obligation	46	58
Deferred compensation	2,509	2,426
Other long-term liabilities	967	911
Total long-term liabilities	3,522	3,395
Total liabilities	25,672	24,680

Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,362,633 and 8,360,133 shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	84	84
Additional paid-in capital	22,101	21,979
Accumulated deficit	(14,615)	(12,604)
Accumulated other comprehensive income	520	446
Total stockholders’ equity	8,090	9,905
Total liabilities and stockholders’ equity	$33,762	$34,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Net sales and revenues
Sales of goods	$15,717	$15,301
Contract research, service and license revenues	2,724	3,564
Total net sales and revenues	18,441	18,865

Cost of sales and revenues
Cost of goods sold	13,347	12,513
Cost of contract research, services and licenses	2,381	2,590
Total cost of sales and revenues	15,728	15,103
Gross margin	2,713	3,762

Operating expenses
Selling, general and administrative expenses	4,297	4,746
Internal research and development expenses	399	301
Total operating expenses	4,696	5,047
Gain on termination of contracts	—	837
Loss from continuing operations	(1,983)	(448)

Interest expense, net	(31)	(107)
Foreign exchange gain (loss)	3	(20)
Total other expense, net	(28)	(127)

Net loss from continuing operations	(2,011)	(575)

Net loss from discontinued operations, net of tax	—	(87)
Net loss	$(2,011)	$(662)

Basic and diluted loss per share:
From continuing operations, net of tax	$(0.24)	$(0.07)
From discontinued operations, net of tax	—	(0.01)
Basic and diluted loss per share	$(0.24)	$(0.08)

Weighted average number of common and common equivalent shares outstanding – basic and diluted	8,360,383	8,334,688

See accompanying notes to unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,011)	$(662)
Less: Net loss from discontinued operations, net of tax	—	(87)
Net loss from continuing operations	(2,011)	(575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	420	408
Deferred compensation	74	64
Stock-based compensation	113	121
Provision for accounts receivable reserves	(9)	(128)
Provision for inventory reserve	150	73
Changes in assets and liabilities:
Restricted cash	—	(292)
Accounts receivable	1,136	(2,707)
Inventories	(1,373)	3,821
Deferred cost of goods sold	344	(728)
Deposits, prepaid expenses and other current assets	(234)	(96)
Accounts payable, accrued liabilities and other liabilities	1,249	(4,995)
Advances on contracts in progress	(326)	716
Net cash used in operating activities of continuing operations	(467)	(4,318)
Net cash used in operating activities of discontinued operations	(4)	(756)
Net cash used in operating activities	(471)	(5,074)

Cash flows from investing activities:
Purchase of property and equipment	(91)	(226)
Additions to intangible and other assets	(17)	(95)
Net cash used in investing activities	(108)	(321)

Cash flows from financing activities:
Principal payments on capital lease obligations	(10)	(8)
Principal payments on equipment line of credit	—	(277)
Proceeds from exercise of stock options	9	—
Net cash used in financing activities	(1)	(285)
Net decrease in cash and cash equivalents	(580)	(5,680)

Cash and cash equivalents, beginning of period	6,259	8,999
Cash and cash equivalents, end of period	$5,679	$3,319

Supplemental disclosures of cash flow information:
Interest paid	$31	$107
Income taxes refunded, net	$(35)	$(19)

See accompanying notes to unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011 and 2010

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

On December 14, 2009, the Company completed the sale of its medical products business unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”).  Accordingly, the results and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 14 to the unaudited condensed consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company’s solar equipment line, delivery of solar systems and solar materials.  Export sales amounted to 40% and 22% of net sales and revenues for the three months ended March 31, 2011 and 2010, respectively.

The Company has incurred operating losses before non-recurring gains in 2011 and 2010.  Loss from continuing operations, before gains on termination of contracts, was $2.0 million and $1.3 million for the three months ended March 31, 2011 and 2010, respectively.  As of March 31, 2011, the Company had unrestricted cash and cash equivalents of $5.7 million compared to $6.3 million as of December 31, 2010.  The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  The maturity date of the Company's credit facilities is December 31, 2011. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession.  As a result, the Company believes it has sufficient resources to finance its current operations through at least March 31, 2012.

2.	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position as of March 31, 2011 and December 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  The unaudited condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements as of that date.  During the second quarter of 2009, the Company began pursing an exclusive sales process of its Medical Products Business Unit.  On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard.  Accordingly, the results of operations, assets and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale.  See Note 14 to the unaudited condensed consolidated financial statements.

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Pronouncements

In October 2009, the FASB issued an amendment to Accounting Standards Codification (“ASC”) 605, Revenue Recognition, on the subtopic 605-25, Multiple-Element Arrangements. The amendment impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the amendment modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The amendment is effective for revenue arrangements entered or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. The Company adopted the provisions of this standard on January 1, 2011, which did not have a material impact on its consolidated financial statements.

3.	Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following:

(in thousands)	March 31, 2011	December 31, 2010
Amounts billed	$6,199	$7,196
Accrued revenue	118	258
	6,317	7,454
Less: Allowance for doubtful accounts	(120)	(130)
Net accounts receivable - trade	$6,197	$7,324
Advances on contracts in progress	$8,684	$9,010

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of $13 thousand and $163 thousand for the three months ended March 31, 2011 and 2010, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.	Inventories and Deferred Costs of Goods Sold

Inventories, net of $572 thousand and $425 thousand of reserves at March 31, 2011 and December 31, 2010, respectively,

consist of the following at:

(in thousands)	March 31, 2011	December 31, 2010

Raw materials	$3,021	$2,919
Work in process	5,727	4,262
Finished goods	3,407	3,751
Net inventory	$12,155	$10,932
Deferred cost of goods sold	$674	$1,018

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed.  The Company defers these costs until the related revenue is recognized.

5.	Loss Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the periods ended:

	Three Months Ended March 31,
	2011	2010
Weighted average number of common and common equivalent shares outstanding – basic	8,360,383	8,334,688
Add: Net additional common shares upon assumed exercise of common stock options	—	—
Adjusted weighted average number of common and common equivalents shares outstanding – diluted	8,360,383	8,334,688

For the three months ended March 31, 2011 and 2010, 37,467 and 26,640 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive due to the Company’s net loss position.

In addition, for the three months ended March 31, 2011 and 2010, 537,447 and 573,821 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.	Operating Segments and Related Information

The following table presents certain continuing operating division information in accordance with the provisions of ASC 280, “Segments Reporting.”

(in thousands)	Solar	Biomedical	Optoelectronics	Total Company
For the three months ended March 31, 2011
Net sales and revenues	$15,778	$1,950	$713	$18,441
Income (loss) from continuing operations	$(1,341)	$222	$(864)	$(1,983)

For the three months ended March 31, 2010
Net sales and revenues	$15,301	$2,243	$1,321	$18,865
Income (loss) from continuing operations	$(429)	$540	$(559)	$(448)

The following table shows net sales and revenues by geographic area (based on customer location):

	Three Months Ended March 31,
(in thousands)	2011	%	2010	%
United States	$11,079	60%	$14,727	78%
Europe/Africa	756	4	1,736	9
Asia	6,593	36	2,386	13
Rest of the world	13	—	16	—
	$18,441	100%	$18,865	100%

Revenues from contracts with United States government agencies for the three months ended March 31, 2011 and 2010 were approximately $7.7 million and $11.1 million or 42% and 59% of total net sales and revenues, respectively.

Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to the same customer account for 1% and 39%, respectively, of total net sales and revenues for the three month period ended March 31, 2011.  Revenues from the delivery of solar equipment to one customer account for 13% of total net sales and revenues for the three month period ended March 31, 2011.

Revenue from delivery of a solar equipment module line and recurring revenue from the sale of solar cell materials to the same customer account for 27% and 27%, respectively, of total net sales and revenue for the three months period ended March 31, 2010.

Two customers represented approximately 23% and 20% of net accounts receivable, trade at March 31, 2011 and two customers represented approximately 16% and 12% of net accounts receivable, trade at December 31, 2010.

7.	Intangible and Other Assets

Patents amounted to $224 thousand and $244 thousand, net of accumulated amortization of $815 thousand and $795 thousand, at March 31, 2011 and December 31, 2010, respectively. Licenses amounted to $70 thousand and $71 thousand, net of accumulated amortization of $5 thousand and $4 thousand, at March 31, 2011 and December 31, 2010, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents.  Amortization expense, relating to patents and licenses, was approximately $21 thousand and $9 thousand for the three months ended March 31, 2011 and 2010, respectively.

For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at March 31, 2011 of $272 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

(in thousands)	Amortization Expense
2011 remaining 9 months	$99
2012	123
2013	118
2014	108
2015 and beyond	118
$566

Also included in other assets is a refundable deposit of approximately $250 thousand made by the Company at March 31, 2011 and December 31, 2010.

8.	Available-for-Sale Investments

Available-for-sale securities consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was $520 thousand and $446 thousand as of March 31, 2011 and December 31, 2010, respectively.

9.	Fair Value Measurements

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three months ended March 31, 2011, none of the Company's instruments were reclassified between Level 1, Level 2 or Level 3.

The following table presents the financial instruments related to the Company’s non-qualified deferred compensation plan carried at fair value on a recurring basis as of March 31, 2011 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance as of March 31, 2011	Level 1	Level 2	Level 3
Cash and short term investments	$17	$17
Common stock
Basic Materials	94	94
Consumer Goods	8	8
Financial	68	68
Healthcare	47	47
Industrial Goods	27	27
Services	82	82
Technology	44	44
Total Common Stock	370	370
Mutual Fund
Diversified Emerging Markets	204		204
Foreign Large Blend	159		159
Foreign Large Growth	209		209
Foreign Small/Mid Value	155		155
Large Growth	554		554
Small Blend	232	232
Value Fund	99		99
Total Mutual Fund	1,612	232	1,380
Fixed income
Domestic	485		485
International	25		25
Total Fixed Income	510	—	510
Total available-for-sale investments (1)	$2,509	$619	$1,890	$—
Percent of total	100%	25%	75%	—%

(1)
Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Company’s unaudited condensed consolidated balance sheets.

The carrying amounts reflected in the Company's unaudited condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, assets of discontinued operations and assets held for sale, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term maturities. The fair value of the Company's long term debt has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and remaining maturities. Due to the short-term mature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the long-term debt approximates fair value at March 31, 2011.

10.	Notes Payable and Credit Arrangements

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

On March 31, 2011, the Bank agreed to increase the letter of credit sub‑facility under the Company's credit facility with the Bank from $1.5 million to $2.5 million. The Company has used $195 thousand and $1.4 million of this sub-facility at March 31, 2011 and December 31, 2010, respectively. All other terms and conditions under the credit facility remain the same.

Advances outstanding under the Second Restated Revolving Credit Facility were $842 thousand at March 31, 2011 and December 31, 2010, respectively.  Advances outstanding under the Restated Ex-Im Facility were $315 thousand at March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.0% and 6.0%, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $4.5 million as of March 31, 2011.

11.	Stock Option Plan and Stock-Based Compensation

The Company has recognized stock-based compensation expense of approximately $113 thousand and $121 thousand for the three months ended March 31, 2011 and 2010, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statement of operations for the periods presented is included in the following expense categories:

	Three Months Ended March 31,
(in thousands)	2011	2010

Cost of contract research, services and licenses	$7	$5
Cost of goods sold	22	12
Administrative and selling	84	104
Total stock-based compensation	$113	$121

At March 31, 2011, the Company had outstanding options under two option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”, together the “Plans”).  Both Plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company.  Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.  The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of options outstanding under the Plan as of March 31, 2011 and changes during the three-month period is as follows:

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options Outstanding at December 31, 2010	760,732	$6.56
Granted	10,000	$4.65
Exercised	(2,500)	$3.50
Cancelled/expired	—	$—
Options Outstanding at March 31, 2011	768,232	$6.54	6.55	$180,266
Options Exercisable at March 31, 2011	529,057	$6.78	5.69	$122,966

Compensation expense related to stock options to be charged in future periods amounts to approximately $578 thousand at March 31, 2011 and will be recognized over a weighted-average period of 2.39 years.

The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $2.92 and $3.07, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2011	—	2.07%	5.1 years	75.8%
2010	—	2.29%	4.6 years	82.1%

The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life.  The expected option life is calculated based on historical lives of all options issued under the Plans.  The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

12.	Comprehensive Loss

Comprehensive loss includes certain changes in equity that are excluded from net loss and consists of the following:

	For the Three Months Ended March 31,
(in thousands)	2011	2010

Net loss	$(2,011)	$(662)
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of tax	74	64
Total comprehensive loss	$(1,937)	$(598)

13.	Gains on Termination of Contracts

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

On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard Access Systems, Inc. The purchase price for the Medical Products Business Unit was $12.4 million, including (i) $9.4 million that was paid in cash to the Company at closing, (ii) $100 thousand that was paid in cash at closing to two of the Company's employees, including Mark Little, Chief Executive Officer of Spire Biomedical, as consideration for their execution of non‑competition agreements, and (iii) $2.9 million that was paid in cash to the Company in the second quarter of 2010 based on the achievement of certain milestones described below (the “Contingent Purchase Price”).

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

The Company initiated a voluntary recall of certain catheters based upon three field complaints of catheter malfunctions received in the third quarter of 2009. No patient injury or complications resulted from the malfunction. It was determined that under certain molding conditions, there was a possibility that insufficient bonding may occur which could cause the catheter to malfunction. As it could not be isolated to a particular lot, the Company initiated a voluntary recall of any inventory held by our distributors and their customers. As the manufacturer of record, the Company is responsible for ensuring that the product meets the product specifications and the associated product liability that may result in failure those specifications. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $91 thousand for the three months ended March 31, 2010. The voluntary recall was initiated in October 2009 and in February 2010, the Company determined that it had achieved a 100% effectiveness rating based upon the recall criteria. The U.S. Food and Drug Administration advised the Company in June 2010 that the recalls were terminated.

Spire Biomedical warrants that any of its catheter products found to be defective will be replaced. No warranty is made that the failure of the product will not occur, and Spire disclaims any responsibility for any medical complications. Spire Biomedical warrants that its services only will meet the agreed upon specifications.

There were no assets of the Medical Products Business Unit as of March 31, 2011 and December 31, 2010. The liabilities of the Medical Products Business Unit as of March 31, 2011 and December 31, 2010 are as follows:

(in thousands)	March 31, 2011	December 31, 2010
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$253	$257
Accrued liabilities	109	109
Total current liabilities of discontinued operations	362	366
Total liabilities of discontinued operations	$362	$366

Condensed results of operations relating to the Medical Products Business Unit are as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net sales and revenues	$—	$217
Gross margin	$—	$(72)
Net loss from discontinued operations, net of tax	$—	$(87)

15.	Subsequent Events

The Company evaluated subsequent events through the date of this filing and had no subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the Annual Report on Form 10-K for the year ended December 31, 2010 and in subsequent period reports filed with the Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying Consolidated Financial Statements, including the Notes thereto.

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

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line, delivery of solar systems and solar materials.  Export sales, which amounted to 40% and 22% of net sales and revenues for the three months ended March 31, 2011 and 2010, respectively, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31,
	2011	2010
Net sales and revenues	100%	100%
Cost of sales and revenues	85	80
Gross margin	15	20
Selling, general and administrative expenses	(24)	(25)
Internal research and development expenses	(2)	(1)
Gains on termination of contracts	—	4
Loss from continuing operations	(11)	(2)
Other expense, net	—	(1)
Loss from continuing operations	(11)	(3)
Loss from discontinued operations, net of tax	—	(1)
Net loss	(11)%	(4)%

Overall

Our total net sales and revenues for the three months ended March 31, 2011 were $18.4 million as compared to $18.9 million for the three months ended March 31, 2010, which represents a decrease of $424 thousand or 2%. The decrease was primarily attributable to a $609 thousand decrease in optoelectronics revenue and a $292 thousand decrease in biomedical, partially offset by an increase of $478 thousand in solar revenue.

Solar Business Unit

Sales in our solar business unit increased 3% during the three months ended March 31, 2011 to $15.8 million as compared to $15.3 million for the three months ended March 31, 2010. The increase is the result of solar cell materials delivered during 2011 and a solar system completed in 2011, partially offset by a decrease in solar equipment sales.

Biomedical Business Unit

Revenues on our biomedical business unit decreased 13% during the three months ended March 31, 2011 to $2.0 million as compared to $2.2 million for the three months ended March 31, 2010.  The decrease was primarily attributable to a decrease in revenue from our orthopedics coating services and, to a lesser extent, a decrease in revenue from our research and development contracts.

Optoelectronics Business Unit

Revenues in our optoelectronics business unit decreased 46% to $713 thousand during the three months ended March 31, 2011 as compared to $1.3 million for the three months ended March 31, 2010.  The decrease was primarily attributable to decreased revenue with respect to the completion of a large government cost share contract in the first quarter of 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2011	2010	$	%
Sales of goods	$15,717	$15,301	$416	3%
Contract research, services and license revenues	2,724	3,564	(840)	(24)%
Net sales and revenues	$18,441	$18,865	$(424)	(2)%

The 3% increase in sales of goods for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to an increase of $2.2 million in solar cell materials revenues and an increase of $462 thousand in solar system revenues, partially offset by a decline of $2.2 million in solar module manufacturing equipment revenues. The increase in sales of solar cell materials, all to one customer, of 43% in 2011 as compared to 2010 was primarily due to a contractual increase in delivered cells in the first quarter of 2011 along with the recognition of additional deferred cell material revenue due to the completion of definite delivery commitments.  The increase of solar system sales in 2011 as compared to 2010 was primarily due to the completion of a photovoltaic system projects in 2011.  The decrease in solar module equipment sales of 22% in 2011 as compared to 2010 was primarily due to the delivery of equipment on a large module equipment contract in 2010.

The 24% decrease in contract research, services and license revenues for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 is primarily attributable to a decrease of $609 thousand in optoelectronics service revenue and a decrease of $245 thousand biomedical services, partially offset by an increase of $61 thousand in solar research and development contracts.  Revenue from our optoelectronics processing services (Spire Semiconductor) decreased 46% in 2011 compared to 2010 as a result of decreased revenue due to the completion of a government cost share contract in the first quarter of 2010.  Revenues from our biomedical services decreased 12% in 2011 as compared to 2010 primarily due to the conclusion of supplying biomedical services to a significant customer in 2010. Revenues from our solar research and development activities increased in 2011 as compared to 2010 primarily due to two new government research and development contracts in 2011.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Three Months Ended March 31,				Increase (Decrease)
(in thousands)	2011	%	2010	%	$	%
Cost of goods sold	$13,347	85%	$12,513	82%	$834	7%
Cost of contract research, services and licenses	2,381	87%	2,590	73%	(209)	(8)%
Net cost of sales and revenues	$15,728	85%	$15,103	80%	$625	4%

Cost of goods sold increased 7% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of increased costs related to solar cell materials and solar systems, partially offset by decreased costs related to solar module equipment and solar cell equipment.  As a percentage of sales, cost of goods sold was 85% of sales of goods in 2011 as compared to 82% of sales of goods in 2010. This increase in the percentage of sales in 2011 is due to an unfavorable product mix with lower margins in solar cell material sales.

Cost of contract research, services and licenses decreased 8% for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of decreased costs at our optoelectronics facility (Spire Semiconductor) due to lower associated revenues, partially offset by increased indirect costs related to our optoelectronics facility and biomedical services. Cost of contract research, services and licenses as a percentage of revenue increased to 87% of revenues in 2011 from 73% in 2010, primarily due to an increase in indirect costs in our optoelectronics facility and in biomedical services in 2011.

Cost of sales and revenues also includes approximately $29 thousand and $17 thousand of stock-based compensation for the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Three Months Ended March 31,				Increase (Decrease)
(in thousands)	2011	%	2010	%	$	%
Selling, general and administrative	$4,297	23%	$4,746	25%	$(449)	(9)%
Internal research and development	399	2%	301	2%	98	33%
Operating expenses	$4,696	25%	$5,047	27%	$(351)	(7)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 9% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of a decrease in marketing and employee related expenses in the solar business unit.  Selling, general and administrative expense decreased slightly to 23% of sales and revenues in 2011 as compared to 25% in 2010.  The decrease was primarily due to the absorption of lower marketing and employee related expenses, partially offset by the decrease in sales and revenues.

Operating expenses includes approximately $84 thousand and $104 thousand of stock-based compensation for the three months ended March 31, 2011 and 2010, respectively.

Internal Research and Development

Internal research and development expense increased 33% in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily as a result of higher levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses remained at 2% of sales and revenues in 2011 and 2010.

Gains on Termination of Contracts

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

Other Expense, Net

We incurred interest expense of $31 thousand and $107 thousand for the three months ended March 31, 2011 and 2010, respectively.  We had currency exchange gains of approximately $3 thousand and currency exchange losses of approximately $20 thousand during the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

We did not record an income tax provision or benefit for the three months ending March 31, 2011 and 2010 due to the ability to offset taxable income with net operating loss carryforwards. Gross federal net operating loss carryforwards were approximately $12 million as of December 31, 2010 and expire at various times through 2030. We have a full valuation allowance recorded against the net deferred tax assets at March 31, 2011 due to the uncertainty regarding realization of these assets in the future.

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

We recorded a net loss from discontinued operations of $87 thousand for the three months ended March 31, 2010. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $91 thousand for the three months ended March 31, 2010. See Note 14 to the unaudited condensed consolidated financial statements.

Net Loss

We reported a net loss of $2.0 million and $662 thousand for the three months ended March 31, 2011 and 2010, respectively.  The net loss increased approximately $1.3 million primarily due to decreased margins in solar equipment sales, biomedical services and optoelectronics. In addition, the gain on termination of contract decreased the loss in the first quarter of 2010.

Liquidity and Capital Resources

	March 31,	December 31,	Decrease
(in thousands)	2011	2010	$	%
Cash and cash equivalents	$5,679	$6,259	$(580)	(9)%
Working capital	$3,707	$5,166	$(1,459)	(28)%

Cash and cash equivalents decreased due to cash used in operating activities and to a lesser extent cash used in investing activities.  The overall decrease in working capital is due to a decrease in current assets, primarily cash, accounts receivable and deferred cost of sales, partially offset by an increase in inventories, along with an increase to current liabilities, primarily accounts payable and accrued liabilities.  We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At March 31, 2011, our accumulated deficit was approximately $14.6 million, compared to accumulated deficit of approximately $12.6 million as of December 31, 2010.

We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession.  As a result, we believe we have sufficient resources to finance our current operations through at least March 31, 2012.

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

On March 31, 2011, the Bank agreed to increase the letter of credit sub‑facility under our credit facility with the Bank from $1.5 million to $2.5 million. We used $195 thousand and $1.4 million of this sub-facility at March 31, 2011 and December 31, 2010, respectively. All other terms and conditions under the credit facility remain the same.

Advances outstanding under the Second Restated Revolving Credit Facility were $842 thousand at March 31, 2011 and December 31, 2010, respectively. Advances outstanding under the Restated Ex-Im Facility were $315 thousand at March 31, 2011 and December 31, 2010 , respectively. As of March 31, 2011, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.0% and 6.0%, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $4.5 million as of March 31, 2011.

Gain on Termination of Contracts

In the fourth quarter of 2009, We determined that three purchase and sale agreements with Jiangxi Gemei Sci-Tech., LLC (“Jiangxi”) related to a module equipment line and cell equipment line were terminated due to a breach of contract by Jiangxi. Jiangxi had failed to make payments as required by the agreements and has not responded to numerous communications by us. We made commitments to purchase equipment on behalf of Jiangxi and due to Jiangxi not making contractual payments, we entered into settlement agreements with these vendors in the fourth quarter of 2009 and first quarter of 2010. As a result of the settlement agreement entered into in the first quarter of 2010 and deposits paid by Jiangxi less settlements paid to vendors, we recognized a gain on termination of contracts of $837 thousand in the first quarter of 2010. See Note 13 to the unaudited condensed consolidated financial statements.

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against a confirmed irrevocable letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We have committed to purchase certain pieces of equipment from European and Japanese vendors; these commitments are denominated in Euros and Yen, respectively. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity during the first quarter of 2011 and 2010. Foreign exchange gain (loss) included in other expense was a gain of $3 thousand and a loss of $20 thousand for the three months ended March 31, 2011 and 2010, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPITrust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $578 thousand and $505 thousand for the three months ended March 31, 2011 and 2010, respectively.

On August 29, 2008, we entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was $332 thousand for the three months ended March 31, 2011 and 2010, respectively.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts and sales returns and allowances, reserve for excess and obsolete inventory, impairment of long-

lived assets, stock-based compensation, income taxes, and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of our significant accounting policies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our gross contractual obligations at March 31, 2011 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Second Restated Revolving Credit Facility (SVB)	$842	$842
Restated Ex-Im Facility (SVB)	$315	$315
Purchase obligations	$13,110	$13,029	$67	$14
Unrelated party capital leases	$105	$54	$46	$5
Operating leases:
Unrelated party operating leases	$418	$166	$252
Related party operating leases	$22,153	$3,463	$7,392	$7,019	$4,279

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

The Second Restated Revolving Credit Facility does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $216 thousands and $1.4 million at March 31, 2011 and December 31, 2010, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  At March 31, 2011, $21 thousand was secured by restricted cash and $195 thousand was secured by the Second Restated Revolving Credit Facility. At December 31, 2010, $21 thousand was secured by restricted cash and $1.4 thousand was secured by the Second Restated Revolving Credit Facility.

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

As of the end of the period covered by this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were not effective as of March 31, 2011 because of the previously identified material weakness in our internal control over financial reporting which is described below, which we view as an integral part of our disclosure controls and procedures.

As previously reported in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (SEC) on March 15, 2011, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified a material weaknesses and several other significant deficiencies in our internal control over financial reporting as of December 31, 2010. The material weakness related to inadequate personnel with appropriate tax knowledge to prepare the deferred tax analysis and related disclosures timely at year end.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure included in Part I, Item 3 (“Legal Proceedings”) of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors described in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Spire Corporation

Dated:	May 10, 2011	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated:	May 10, 2011	By:	/s/ Robert S. Lieberman
Robert S. Lieberman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.