Form 10-Q
period 2011-06-30
SPIRE Corp
filed 2011-08-03
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011; or

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of July 28, 2011 was 8,362,633.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$5,279	$6,259
Restricted cash	21	21
Accounts receivable – trade, net	6,023	7,324
Inventories, net	13,724	10,932
Deferred cost of goods sold	2,484	1,018
Deposits on equipment for inventory	267	88
Prepaid expenses and other current assets	1,099	809
Total current assets	28,897	26,451

Property and equipment, net	3,942	4,588
Intangible and other assets, net	688	820
Available-for-sale investments, at quoted market value (cost of $2,006 and $1,980 at June 30, 2011 and December 31, 2010, respectively)	2,520	2,426
Deposit – related party	300	300
Total assets	$36,347	$34,585
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	$47	$44
Current portion of revolving line of credit	1,157	1,157
Accounts payable	5,268	6,487
Accrued liabilities	5,020	4,221
Current portion of advances on contracts in progress	12,257	9,010
Liabilities of discontinued operations	135	366
Total current liabilities	23,884	21,285

Long-term portion of capital lease obligation	33	58
Deferred compensation	2,520	2,426
Other long-term liabilities	1,024	911
Total long-term liabilities	3,577	3,395
Total liabilities	27,461	24,680

Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,362,633 and 8,360,133 shares issued and outstanding on June 30, 2011 and December 31, 2010, respectively	84	84
Additional paid-in capital	22,209	21,979
Accumulated deficit	(13,921)	(12,604)
Accumulated other comprehensive income	514	446
Total stockholders’ equity	8,886	9,905
Total liabilities and stockholders’ equity	$36,347	$34,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales and revenues
Sales of goods	$11,661	$18,984	$27,378	$34,285
Contract research and service revenues	3,002	3,361	5,726	6,925
Total net sales and revenues	14,663	22,345	33,104	41,210

Cost of sales and revenues
Cost of goods sold	7,417	16,026	20,764	28,539
Cost of contract research and services	2,096	2,661	4,477	5,251
Total cost of sales and revenues	9,513	18,687	25,241	33,790
Gross margin	5,150	3,658	7,863	7,420

Operating expenses
Selling, general and administrative expenses	4,129	4,461	8,426	9,207
Internal research and development expenses	273	358	672	659
Total operating expenses	4,402	4,819	9,098	9,866
Gain on termination of contracts	—	—	—	837
Income (loss) from continuing operations	748	(1,161)	(1,235)	(1,609)

Interest expense, net	(34)	(32)	(65)	(139)
Foreign exchange gain (loss)	(5)	7	(2)	(13)
Total other expense, net	(39)	(25)	(67)	(152)

Income (loss) from continuing operations before income tax benefit (provision)	709	(1,186)	(1,302)	(1,761)
Income tax benefit (provision) - continuing operations	(15)	979	(15)	979
Income (loss) from continuing operations	694	(207)	(1,317)	(782)

Loss from discontinued operations before sale of business unit	—	(36)	—	(123)
Gain on sale of business unit	—	2,604	—	2,604
Income tax provision - discontinued operations	—	(992)	—	(992)
Income from discontinued operations, net of tax	—	1,576	—	1,489

Net income (loss)	$694	$1,369	$(1,317)	$707

Basic and diluted income (loss) per share:
From continuing operations, net of tax	$0.08	$(0.03)	$(0.16)	$(0.09)
From discontinued operations, net of tax	—	0.19	—	0.18
Basic and diluted income (loss) per share	$0.08	$0.16	$(0.16)	$0.09

Weighted average number of common and common equivalent shares outstanding – basic	8,362,633	8,336,303	8,361,514	8,335,500

Weighted average number of common and common equivalent shares outstanding – diluted	8,362,937	8,337,508	8,361,514	8,344,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net Income (loss)	$(1,317)	$707
Less: Net income from discontinued operations, net of tax	—	1,489
Loss from continuing operations	(1,317)	(782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	971	821
Deferred tax benefit	—	(992)
Deferred compensation	68	(112)
Stock-based compensation	221	255
Provision for accounts receivable reserves	(20)	(121)
Provision for inventory reserve	512	50
Changes in assets and liabilities:
Restricted cash	—	25
Accounts receivable	1,321	(1,683)
Inventories	(3,304)	5,424
Deferred cost of goods sold	(1,466)	3,306
Deposits, prepaid expenses and other current assets	(469)	55
Accounts payable, accrued liabilities and other liabilities	(307)	(4,494)
Advances on contracts in progress	3,247	(3,607)
Net cash used in operating activities of continuing operations	(543)	(1,855)
Net cash used in operating activities of discontinued operations	(231)	(551)
Net cash used in operating activities	(774)	(2,406)

Cash flows from investing activities:
Purchase of property and equipment	(154)	(542)
Additions to intangible and other assets	(39)	(126)
Net cash used in investing activities of continuing operations	(193)	(668)
Net cash provided by investing activities of discontinued operations	—	2,655
Net cash (used in) provided by investing activities	(193)	1,987

Cash flows from financing activities:
Principal payments on capital lease obligations	(22)	(18)
Principal payments on equipment line of credit	—	(568)
Proceeds from exercise of stock options	9	9
Net cash used in financing activities	(13)	(577)
Net decrease in cash and cash equivalents	(980)	(996)

Cash and cash equivalents, beginning of period	6,259	8,999
Cash and cash equivalents, end of period	$5,279	$8,003

Supplemental disclosures of cash flow information:
Interest paid	$66	$150
Interest received	$—	$11
Income taxes refunded, net	$(26)	$(3)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

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

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company’s solar equipment line, delivery of solar systems and solar materials.  Export sales amounted to 71% and 54% of net sales and revenues for the three and six months ended June 30, 2011, respectively. Export sales amounted to 56% and 41% of net sales and revenues for the three and six months ended June 30, 2010, respectively.

The Company has incurred operating losses before non-recurring gains in 2011 and 2010.  Income from continuing operations, before gains on termination of contracts, was $748 thousand and loss from continuing operations, before gains on termination of contracts, was $1.2 million for the three and six months ended June 30, 2011, respectively. Loss from continuing operations, before gains on termination of contracts, was $1.2 million and $2.4 million for the three and six months ended June 30, 2010, respectively.  As of June 30, 2011, the Company had unrestricted cash and cash equivalents of $5.3 million compared to $6.3 million as of December 31, 2010.  The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  The maturity date of the Company's credit facilities is December 31, 2011. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to the global economic recession.  As a result, the Company believes it has sufficient resources to finance its current operations through at least June 30, 2012.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company’s financial position as of June 30, 2011 and December 31, 2010 and the results of its operations and cash flows for the three and six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2011.  The unaudited condensed consolidated balance sheet as of December 31, 2010 has been derived from audited financial statements as of that date.  During the second quarter of 2009, the Company began pursing an exclusive sales process of its Medical Products Business Unit.  On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard.  Accordingly, the results of operations, assets and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale.  See Note 14 to the unaudited condensed consolidated financial statements.

Summary of Significant Accounting Policies

With the exception of the Company's revenue recognition policy which has been updated below, the significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue Recognition
 The Company derives its revenues from continuing operations from three primary sources: (1) commercial products including, but not limited to, solar energy manufacturing equipment, solar energy systems and solar energy materials; (2) biomedical and semiconductor processing services; and (3) United States government funded research and development contracts
The Company generally recognizes product revenue upon shipment of products provided there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable, and collectability is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer.
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
In October 2009, the FASB issued Accounting Standard Update No. 2009-13 (“ASU 2009-13”) amending the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on how multiple deliverables that exist in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each element if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

The Company applied the provisions of this accounting guidance prospectively for applicable arrangements entered into or materially modified after January 1, 2011 (the beginning of the Company's fiscal year). Prior to adoption of ASU 2009-13, when the Company was not able to establish fair value of undelivered elements with VSOE or TPE, all revenue was deferred. In accordance with ASU 2009-13, the Company allocates revenue to each element in an arrangement based on a selling price hierarchy. The selling price for a deliverable is based on VSOE of selling price, if available, TPE of selling price, if VSOE is not available, or ESP, if neither VSOE nor TPE is available.
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

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-05 ("ASU 2011-05"), Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The update will be effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the application of the provision of ASU 2011-05 will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The update will be effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. The Company does not believe that the application of the provision of ASU 2011-04 will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13 ("ASU 2009-13"), Multiple Deliverable Revenue Arrangements.  ASU 2009-13 modifies the guidance related to accounting for arrangements with multiple deliverables by providing an alternative when vendor specific objective evidence (“VSOE”) or third-party evidence (“TPE”) does not exist to determine the selling price of a deliverable.  The alternative when VSOE or TPE does not exist is the best estimate of the selling price of the deliverable. Consideration for multiple deliverables is then allocated based upon the relative selling price of the deliverables and revenue is recognized as earned for each deliverable.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, unless the election is made to apply ASU 2009-13 retrospectively. In either case, early application is permitted.  The Company applied the provisions of this standard on January 1, 2011, which had a material impact on its consolidated financial statements. Total net sales and revenues for the three months ended June 30, 2011 were $14.7 million with the application of ASU 2009-13 and would have been approximately $13.0 million for the three months ended June 30, 2011 had the Company not applied ASU 2009-13. The application of ASU 2009-13 could result in an increase in revenue for the remainder of 2011. The Company is not able to reasonably estimate the amount of a possible increase in revenue, as the impact will depend on the nature and size of the new or materially modified arrangements as well as the product mix and services included in the arrangements in any given future period.

3.	Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following:

(in thousands)	June 30, 2011	December 31, 2010
Amounts billed	$5,997	$7,196
Accrued revenue	136	258
	6,133	7,454
Less: Allowance for doubtful accounts	(110)	(130)
Net accounts receivable - trade	$6,023	$7,324
Advances on contracts in progress	$12,257	$9,010

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of $30 thousand and $163 thousand for the six months ended June 30, 2011 and 2010, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.	Inventories and Deferred Costs of Goods Sold

Inventories, net of $934 thousand and $425 thousand of reserves at June 30, 2011 and December 31, 2010, respectively, consist of the following at:

(in thousands)	June 30, 2011	December 31, 2010
Raw materials	$2,974	$2,919
Work in process	8,396	4,262
Finished goods	2,354	3,751
Net inventory	$13,724	$10,932
Deferred cost of goods sold	$2,484	$1,018

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed.  The Company defers these costs until the related revenue is recognized.

5.	Income (Loss) Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted income (loss) per share computations for the periods ended:

	Three Months Ended June30,		Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average number of common and common equivalent shares outstanding – basic	8,362,633	8,336,303	8,361,514	8,335,500
Add: Net additional common shares upon assumed exercise of common stock options	304	1,205	—	8,666
Adjusted weighted average number of common and common equivalents shares outstanding – diluted	8,362,937	8,337,508	8,361,514	8,344,166

For the six months ended June 30, 2011, 11,564 shares of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive due to the Company’s net loss position.

In addition, for the three and six months ended June 30, 2011, 753,232 and 659,321 shares of common stock, respectively, and for the three and six months ended June 30, 2010, 743,177 and 643,321 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.	Operating Segments and Related Information

The following table presents certain continuing operating division information in accordance with the provisions of ASC 280, “Segments Reporting.”

(in thousands)	Solar	Biomedical	Optoelectronics	Total Company
For the three months ended June 30, 2011
Net sales and revenues	$11,655	$2,216	$792	$14,663
Income (loss) from continuing operations	$876	$532	$(660)	$748

For the three months ended June 30, 2010
Net sales and revenues	$18,984	$2,143	$1,218	$22,345
Income (loss) from continuing operations	$(853)	$252	$(560)	$(1,161)

For the six months ended June 30, 2011
Net sales and revenues	$27,433	$4,166	$1,505	$33,104
Income (loss) from continuing operations	$(465)	$754	$(1,524)	$(1,235)

For the six months ended June 30, 2010
Net sales and revenues	$34,285	$4,386	$2,539	$41,210
Income (loss) from continuing operations	$(1,282)	$792	$(1,119)	$(1,609)

The following table shows net sales and revenues by geographic area (based on customer location):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2011	%	2010	%	2011	%	2010	%
United States	$4,266	29%	$9,725	44%	$15,345	46%	$24,452	59%
Europe/Africa	2,037	14	8,596	38	2,793	9	10,332	25
Asia	6,446	44	4,014	18	13,039	39	6,400	16
Rest of the world	1,914	13	10	—	1,927	6	26	—
	$14,663	100%	$22,345	100%	$33,104	100%	$41,210	100%

Revenues from contracts with United States government agencies for the three months ended June 30, 2011 and 2010 were approximately $755 thousand and $4.5 million or 5% and 20% of total net sales and revenues, respectively.

Revenues from contracts with United States government agencies for the six months ended June 30, 2011 and 2010 were approximately $8.5 million and $15.6 million or 26% and 38% of total net sales and revenues, respectively.

Revenues from the delivery of solar equipment to two customers accounted for 24% and 13%, respectively, of total net sales and revenues for the three month period ended June 30, 2011.

Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to the same customer accounted for 2% and 22%, respectively, of total net sales and revenues for the six month period ended June 30, 2011.  Revenues from the delivery of solar equipment to another customer account for 18% of total net sales and revenues for the six month period ended June 30, 2011.

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

Two customers represented approximately 14% and 13% of net accounts receivable, trade at June 30, 2011 and two customers represented approximately 16% and 12% of net accounts receivable, trade at December 31, 2010.

7.	Intangible and Other Assets

Patents amounted to $204 thousand and $244 thousand, net of accumulated amortization of $834 thousand and $795 thousand, at June 30, 2011 and December 31, 2010, respectively. Licenses amounted to $68 thousand and $71 thousand, net of accumulated amortization of $7 thousand and $4 thousand, at June 30, 2011 and December 31, 2010, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents.  Amortization expense, relating to patents and licenses, was approximately $21 thousand and $10 thousand for the three months ended June 30, 2011 and 2010, respectively. Amortization expense, relating to patents and licenses, was approximately $42 thousand and $19 thousand for the six months ended June 30, 2011 and 2010, respectively.

For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at June 30, 2011 of $153 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

(in thousands)	Amortization Expense
2011 remaining 6 months	$53
2012	99
2013	94
2014	84
2015 and beyond	95
$425

Also included in other assets are refundable deposits made by the Company of approximately $263 thousand and $250 thousand at June 30, 2011 and December 31, 2010, respectively.

8.	Available-for-Sale Investments

Available-for-sale securities consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was $514 thousand and $446 thousand as of June 30, 2011 and December 31, 2010, respectively.

9.	Fair Value Measurements

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three and six months ended June 30, 2011, none of the Company's instruments were reclassified between Level 1, Level 2 or Level 3.

The following table presents the financial instruments related to the Company’s available-for-sale investment carried at fair value on a recurring basis as of June 30, 2011 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance as of June 30, 2011	Level 1	Level 2	Level 3
Cash and short term investments	$10	$10	$—	$—
Common stock
Basic Materials	84	84	—	—
Consumer Goods	7	7	—	—
Financial	74	74	—	—
Healthcare	48	48	—	—
Industrial Goods	29	29	—	—
Services	90	90	—	—
Technology	44	44	—	—
Total Common Stock	376	376	—	—
Mutual Fund
Diversified Emerging Markets	200	—	200	—
Foreign Large Blend	150	—	150	—
Foreign Large Growth	199	—	199	—
Foreign Small/Mid Value	150	—	150	—
Large Growth	571	—	571	—
Small Blend	232	232	—	—
Value Fund	73	—	73	—
Total Mutual Fund	1,575	232	1,343	—
Fixed income
Domestic	531	—	531	—
International	28	—	28	—
Total Fixed Income	559	—	559	—
Total available-for-sale investments (1)	$2,520	$618	$1,902	$—
Percent of total	100%	25%	75%	—%

(1)
Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Company’s unaudited condensed consolidated balance sheets.

The carrying amounts reflected in the Company's unaudited condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, assets of discontinued operations and assets held for sale, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term maturities. The fair value of the Company's long term debt has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and remaining maturities. Due to the short-term mature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the long-term debt approximates fair value at June 30, 2011.

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

On March 31, 2011, the Bank agreed to increase the letter of credit sub‑facility under the Company's credit facility with the Bank from $1.5 million to $2.5 million. The Company has used $1.4 million of this sub-facility at June 30, 2011 and December 31, 2010, respectively. All other terms and conditions under the credit facility remain the same.

Advances outstanding under the Second Restated Revolving Credit Facility were $842 thousand at June 30, 2011 and December 31, 2010, respectively.  Advances outstanding under the Restated Ex-Im Facility were $315 thousand at June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.0% and 6.0%, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $4.2 million as of June 30, 2011.

11.	Stock Option Plan and Stock-Based Compensation

The Company has recognized stock-based compensation expense of approximately $108 thousand and $134 thousand for the three months ended June 30, 2011 and 2010, respectively. The Company has recognized stock-based compensation expense of approximately $221 thousand and $255 thousand for the six months ended June 30, 2011 and 2010, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Cost of contract research, services and licenses	$7	$12	$14	$17
Cost of goods sold	22	26	44	38
Administrative and selling	79	96	163	200
Total stock-based compensation	$108	$134	$221	$255

At June 30, 2011, the Company had outstanding options under two option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”, together the “Plans”).  Both Plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company.  Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.  The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of options outstanding under the Plans as of June 30, 2011 and changes during the six-month period is as follows:

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options Outstanding at December 31, 2010	760,732	$6.56
Granted	20,000	$4.24
Exercised	(2,500)	$3.50
Cancelled/expired	(5,000)	$3.50
Options Outstanding at June 30, 2011	773,232	$6.53	6.34	$—
Options Exercisable at June 30, 2011	582,307	$6.83	5.67	$—

Compensation expense related to stock options to be charged in future periods amounts to approximately $489 thousand at June 30, 2011 and will be recognized over a weighted-average period of 2.25 years.

The per-share weighted-average fair value of stock options granted during the three and six months ended June 30, 2011 was $2.40 and $2.66, respectively, and $2.34 and $2.81 for the three and six months ended June 30, 2010, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2011	—	2.18%	5.1 years	75.8%
2010	—	2.20%	4.8 years	82.5%

The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life.  The expected option life is calculated based on historical lives of all options issued under the Plans.  The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected life of the options granted.

12.	Comprehensive Income (Loss)

Comprehensive income (loss) includes certain changes in equity that are excluded from net income (loss) and consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net Income (loss)	$694	$1,369	$(1,317)	$707
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale marketable securities, net of tax	(6)	(176)	68	(112)
Total comprehensive income (loss)	$688	$1,193	$(1,249)	$595

13.	Gains on Termination of Contracts

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

14.	Discontinued Operations and Assets Held for Sale

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows present the results and assets of the Medical Products Business Unit as discontinued operations. During the second quarter of 2009, the Company began pursuing an exclusive sales process of the Medical Products Business Unit. The Company (i) determined that the Medical Products Business Unit was a separate component of the Company's business as, historically, management reviewed separately the Medical Products Business Unit's financial results apart from the Company's ongoing continuing operations, (ii) eliminated the Medical Products Business Unit's financial results from ongoing operations and (iii) determined that the Company will have no further continuing involvement in the operations of the Medical Products Business Unit or cash flows from the Medical Products Business Unit after the sale.

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

There were no assets of the Medical Products Business Unit as of June 30, 2011 and December 31, 2010. The liabilities of the Medical Products Business Unit as of June 30, 2011 and December 31, 2010 are as follows:

(in thousands)	June 30, 2011	December 31, 2010
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$135	$257
Accrued liabilities	—	109
Total current liabilities of discontinued operations	135	366
Total liabilities of discontinued operations	$135	$366

Condensed results of operations relating to the Medical Products Business Unit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net sales and revenues	$—	$1,439	$—	$1,656
Gross margin	$—	$(64)	$—	$(136)
Loss from discontinued operations before sale of business unit	$—	$(36)	$—	$(123)
Gain on sale of business unit	—	2,604	—	2,604
Income tax provision	—	(992)	—	(992)
Net Income from discontinued operations, net of tax	$—	$1,576	$—	$1,489

15.	Subsequent Events

The Company evaluated subsequent events through the date of this filing. Except as disclosed below, there were no other subsequent events to report.

On August 1, 2011, the Company received a letter from The Nasdaq Stock Market (“Nasdaq”) stating that for the last 30 consecutive business days, the Company's market value of publicly held shares was below the minimum $15,000,000 requirement for continued inclusion on The Nasdaq Global Market under Listing Rule 5450(b)(3)(C) (the “Rule”). This notification has no immediate effect on the listing of the Company's common stock.

In accordance with Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until January 30, 2012, to regain compliance with the Rule. The Company will regain compliance if, at any time before January 30, 2012, the Company's market value of publicly held shares is $15,000,000 or more for a minimum of 10 consecutive business days.

If the Company does not regain compliance with the Rule by January 30, 2012, Nasdaq will provide the Company with written notification that the Company's common stock will be delisted from The Nasdaq Global Market. At that time, the Company may appeal the delisting determination to a Nasdaq Listings Qualifications Panel (a “Panel”). In that event, the Company would likely request a hearing before a Panel, which would automatically stay the delisting of the Company's common stock pending the issuance of the Panel's decision after the hearing. The Company plans to exercise diligent efforts to maintain the listing of its common stock on The Nasdaq Global Market, but there can be no assurance that it will be successful in doing so

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

On December 14, 2009, we completed the sale of our Medical Products Business Unit, which developed and marketed coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 14 to the unaudited condensed consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line, delivery of solar systems and solar materials.  Export sales, which amounted to 71% and 54% of net sales and revenues for the three and six months ended June 30, 2011, respectively, and 56% and 41% of net sales and revenues for the three and six months ended June 30, 2010, respectively, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales and revenues	100%	100%	100%	100%
Cost of sales and revenues	65	84	76	82
Gross margin	35	16	24	18
Selling, general and administrative expenses	(28)	(20)	(26)	(22)
Internal research and development expenses	(2)	(1)	(2)	(2)
Gains on termination of contracts	—	—	—	2
Income (loss) from continuing operations	5	(5)	(4)	(4)
Other expense, net	—	—	—	—
Income (loss) from continuing operations before income tax benefit (provision)	5	(5)	(4)	(4)
Income tax benefit (provision) - continuing operations	—	4	—	2
Income (loss) from continuing operations	5	(1)	(4)	(2)
Income from discontinued operations, net of tax	—	7	—	4
Net income (loss)	5%	6%	(4)%	2%

Overall

Our total net sales and revenues for the six months ended June 30, 2011 were $33.1 million as compared to $41.2 million for the six months ended June 30, 2010, which represents a decrease of $8.1 million or 20%. The decrease was primarily attributable to a $6.9 million decrease in solar revenue, a $1.0 million decrease in optoelectronics revenue and a decrease of $220 thousand in biomedical revenue.

Solar Business Unit

Sales in our solar business unit decreased 20% during the six months ended June 30, 2011 to $27.4 million as compared to $34.3 million for the six months ended June 30, 2010. The decrease is the result of a solar cell line completed during 2010 and a decrease in solar cell materials in 2011, partially offset by an increase in solar module equipment sales in 2011.

Biomedical Business Unit

Revenues on our biomedical business unit decreased 5% during the six months ended June 30, 2011 to $4.2 million as compared to $4.4 million for the six months ended June 30, 2010.  The decrease was primarily attributable to a decrease in revenue from our research and development contracts.

Optoelectronics Business Unit

Revenues in our optoelectronics business unit decreased 41% to $1.5 million during the six months ended June 30, 2011 as compared to $2.5 million for the six months ended June 30, 2010.  The decrease was primarily attributable to decreased revenue with respect to the completion of a large government cost share contract in the third quarter of 2010.

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Three Months Ended June 30,		Decrease
(in thousands)	2011	2010	$	%
Sales of goods	$11,661	$18,984	$(7,323)	(39)%
Contract research and services revenues	3,002	3,361	(359)	(11)%
Net sales and revenues	$14,663	$22,345	$(7,682)	(34)%

The 39% decrease in sales of goods for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily due to a decrease of $7.7 million in solar cell line revenues, a decrease of $3.0 million in solar cell material revenues and a decrease of $842 thousand in solar systems revenues, partially offset by an increase of $4.2 million in solar module manufacturing equipment revenues. The decrease in sales of solar cell line equipment of 100% in 2011 as compared to 2010 was primarily due to the completion of a solar cell line to one customer in 2010. The decrease in sales of solar cell materials, all to one customer, of 100% in 2011 as compared to 2010 was primarily due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease of solar system sales of 99% in 2011 as compared to 2010 was primarily due to the completion of two photovoltaic system projects in 2010 as compared to none in 2011.  The increase in solar module equipment sales of 56% in 2011 as compared to 2010 was primarily due to sales from an increase in individual module equipment units delivered in 2011.

The 11% decrease in contract research and services revenues for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 is primarily attributable to a decrease of $425 thousand in optoelectronics service revenue, partially offset by an increase of $72 thousand in biomedical revenue.  Revenue from our optoelectronics processing services decreased 35% in 2011 compared to 2010 as a result of decreased revenue due to the completion of a government cost share contract in the third quarter of 2010.  Revenues from our biomedical services increased 3% in 2011 as compared to 2010.

The following table categorizes our net sales and revenues for the periods presented:

	Six Months Ended June 30,		Decrease
(in thousands)	2011	2010	$	%
Sales of goods	$27,378	$34,285	$(6,907)	(20)%
Contract research and services revenues	5,726	6,925	(1,199)	(17)%
Net sales and revenues	$33,104	$41,210	$(8,106)	(20)%

The 20% decrease in sales of goods for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to a decrease of $7.8 million in solar cell line revenues, a decrease of $835 thousand in solar cell material revenues and a decrease of $381 thousand in solar systems revenues, partially offset by an increase of $2.0 million in solar module manufacturing equipment revenues. The decrease in sales of solar cell line equipment of 100% in 2011 as compared to 2010 was primarily due to the completion of a solar cell line to one customer in 2010. The decrease in sales of solar cell materials, all to one customer, of 10% in 2011 as compared to 2010 was primarily due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease of solar system sales of 45% in 2011 as compared to 2010 was primarily due to the completion of one photovoltaic system project in 2011 as compared to two projects completed in 2010.  The increase in solar module equipment sales of 12% in 2011 as compared to 2010 was primarily due to sales from an increase in individual module equipment units delivered in 2011, partially offset by revenue of $5.1 million from the partial delivery of a module manufacturing line in 2010.

The 17% decrease in contract research and services revenues for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 is primarily attributable to a decrease of $1.0 million in optoelectronics service revenue and a decrease of $220 thousand in biomedical revenue.  Revenue from our optoelectronics processing services decreased 41% in 2011 compared to 2010 as a result of decreased revenue due to the completion of a government cost share contract in the third quarter of 2010.  Revenues from our biomedical services decreased 5% in 2011 as compared to 2010.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Three Months Ended June 30,				Decrease
(in thousands)	2011	%	2010	%	$	%
Cost of goods sold	$7,417	64%	$16,026	84%	$(8,609)	(54)%
Cost of contract research and services	2,096	70%	2,661	79%	(565)	(21)%
Net cost of sales and revenues	$9,513	65%	$18,687	84%	$(9,174)	(49)%

Cost of goods sold decreased 54% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of decreased costs related to solar cell equipment, solar cell materials and solar systems, partially offset by increased costs related to solar module equipment.  The decrease in costs of solar cell line equipment, of 100% in 2011 as compared to 2010 was primarily associated with the completion of a solar cell line to one customer in 2010. The decrease in costs of solar cell materials, all to one customer, of 100% in 2011 as compared to 2010 was primarily due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease of solar system costs of 94% in 2011 as compared to 2010 was primarily due to the completion of two photovoltaic system projects in 2011 as compared to none in 2011.  The increase in solar module equipment costs of 50% in 2011 as compared to 2010 was primarily due to costs from an increase in individual module equipment units delivered in 2011. As a percentage of sales, cost of goods sold was 64% of sales of goods in 2011 as compared to 84% of sales of goods in 2010. This decrease in the percentage of sales in 2011 is due to a favorable product mix with higher margins in solar module equipment sales.

Cost of contract research and services decreased 21% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of decreased costs related to optoelectronics and biomedical services. Costs from our optoelectronics processing services decreased 26% in 2011 compared to 2010 as a result of the completion of a government cost share contract in the third quarter of 2010. Costs from our biomedical services decreased 18% in 2011 compared to 2010. Cost of contract research, services and licenses as a percentage of revenue decreased to 70% of revenues in 2011 from 79% in 2010, primarily due to a decrease of direct costs in optoelectronics and biomedical services in 2011.

Cost of sales and revenues also includes approximately $29 thousand and $38 thousand of stock-based compensation for the three months ended June 30, 2011 and 2010, respectively.

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Six Months Ended June 30,				Decrease
(in thousands)	2011	%	2010	%	$	%
Cost of goods sold	$20,764	76%	$28,539	83%	$(7,775)	(27)%
Cost of contract research and services	4,477	78%	5,251	76%	(774)	(15)%
Net cost of sales and revenues	$25,241	76%	$33,790	82%	$(8,549)	(25)%

Cost of goods sold decreased 27% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of decreased costs related to solar cell equipment, solar cell materials and solar systems, partially offset by increased costs related to solar module equipment.  The decrease in costs of solar cell line equipment of 99% in 2011 as compared to 2010 was primarily associated with the completion of a solar cell line to one customer in 2010. The decrease in costs of solar cell materials, all to one customer, of 7% in 2011 as compared to 2010 was primarily due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease of solar system costs of 18% in 2011 as compared to 2010 was primarily due to direct costs related to the completion of one photovoltaic system project in 2011 as compared to two projects completed in 2010.  The increase in solar module equipment costs of 6% in 2011 as compared to 2010 was primarily due to costs from an increase in individual module equipment units delivered in 2011. As a percentage of sales, cost of goods sold was 76% of sales of goods in 2011 as compared to 83% of sales of goods in 2010. This decrease in the percentage of sales in 2011 is due to a favorable product mix with higher margins in solar module equipment sales.

Cost of contract research and services decreased 15% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of decreased costs related to optoelectronics and biomedical services. Costs from our optoelectronics processing services decreased 24% in 2011 compared to 2010 as a result of decreased revenue due to the completion of a government cost share contract in the third quarter of 2010. Costs from our biomedical services decreased 5% in 2011 compared to 2010. Cost of contract research, services and licenses as a percentage of revenue decreased slightly to 78% of rev enues in 2011 from 76% in 2010.

Cost of sales and revenues also includes approximately $58 thousand and $55 thousand of stock-based compensation for the six months ended June 30, 2011 and 2010, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Three Months Ended June 30,				Decrease
(in thousands)	2011	%	2010	%	$	%
Selling, general and administrative	$4,129	28%	$4,461	20%	$(332)	(7)%
Internal research and development	273	2%	358	2%	(85)	(24)%
Operating expenses	$4,402	30%	$4,819	22%	$(417)	(9)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 7% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of a decrease in employee related expenses in the solar and biomedical business units along with a decrease in solar related travel and marketing expenses, partially offset by an increase in amortized patent expense related to the write-off of an abandoned patent.  Selling, general and administrative expense increased to 28% of sales and revenues in 2011 as compared to 20% in 2010.  The increase was primarily due to the decrease in sales and revenues.

Operating expenses includes approximately $79 thousand and $96 thousand of stock-based compensation for the three months ended June 30, 2011 and 2010, respectively.

Internal Research and Development

Internal research and development expense decreased 24% in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of lower levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses remained at 2% of sales and revenues in 2011 and 2010.

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Six Months Ended June 30,				Increase(Decrease)
(in thousands)	2011	%	2010	%	$	%
Selling, general and administrative	$8,426	25%	$9,207	22%	$(781)	(8)%
Internal research and development	672	2%	659	2%	13	2%
Operating expenses	$9,098	27%	$9,866	24%	$(768)	(8)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 8% in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of a decrease in employee related expenses in the solar and biomedical business units along with a decrease in solar related travel, marketing and commission expenses, partially offset by an increase in amortized patent expense related to the write-off of an abandoned patent.  Selling, general and administrative expense increased to 25% of sales and revenues in 2011 as compared to 22% in 2010.  The increase was primarily due to the decrease in sales and revenues.

Operating expenses includes approximately $163 thousand and $200 thousand of stock-based compensation for the six months ended June 30, 2011 and 2010, respectively.

Internal Research and Development

Internal research and development expense increased slightly in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  As a percentage of sales and revenue, internal research and development expenses remained at 2% of sales and revenues in 2011 and 2010.

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

Other Expense, Net

We earned interest income of zero and $11 thousand for the three months ended June 30, 2011 and 2010, respectively. We incurred interest expense of $34 thousand and $43 thousand for the three months ended June 30, 2011 and 2010, respectively.  We had currency exchange losses of approximately $5 thousand and currency exchange gains of approximately $7 thousand during the three months ended June 30, 2011 and 2010, respectively.

We earned interest income of zero and $11 thousand for the six months ended June 30, 2011 and 2010, respectively. We incurred interest expense of $65 thousand and $150 thousand for the six months ended June 30, 2011 and 2010, respectively.  We had currency exchange losses of approximately $2 thousand $13 thousand during the six months ended June 30, 2011 and 2010, respectively.

Income Taxes

We recorded a state income tax provision of $15 thousand for the three and six months ended June 30, 2011, respectively. Gross federal net operating loss carryforwards were approximately $12 million as of December 31, 2010 and expire at various times through 2030. We recorded a tax benefit on our loss from continuing operations of $979 thousand, which was offset by a provision on our income from discontinued operations of $992 thousand for the three and six months ended June 30, 2010. We have a full valuation allowance recorded against the net deferred tax assets at June 30, 2011 due to the uncertainty regarding realization of these assets in the future.

Loss from Discontinued Operations

During the second quarter of 2009, we began pursuing an exclusive sales process of our Medical Products Business Unit.  On December 14, 2009, we completed the sale of the Medical Products Business Unit to Bard Access Systems, Inc.  Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations.

We recorded net income from discontinued operations of $1.6 million and $1.5 million for the three and six months ended June 30, 2010, respectively. Included in discontinued operations for the three and six months ended June 30, 2010 is a gain on sale of business unit to Bard of $2.6 million and an income tax provision of $1.0 million. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $71 thousand and $162 thousand for the three and six months ended June 30, 2010, respectively. See Note 14 to the consolidated financial statements. Included in the gain of $2.6 million is proceeds received from Bard of $2.9 million, less licenses transferred to Bard of $42 thousand and legal and professional fees related to complete the sale of $204 thousand. See Note 14 to the unaudited condensed consolidated financial statements.

Net Income (Loss)

We reported net income of $694 thousand and $1.4 million for the three months ended June 30, 2011 and 2010, respectively.  Net income decreased approximately $675 thousand, primarily due to $1.6 million of income from discontinued operations, net of tax reported in the second quarter of 2010, partially offset by an increase in net income from continuing operations of $901 thousand.

We reported a net loss of $1.3 million and net income of $707 thousand for the six months ended June 30, 2011 and 2010, respectively.  Net income decreased approximately $2.0 million, primarily due to $1.5 million of income from discontinued

operations, net of tax reported in the second quarter of 2010.

Liquidity and Capital Resources

	June 30,	December 31,	Decrease
(in thousands)	2011	2010	$	%
Cash and cash equivalents	$5,279	$6,259	$(980)	(16)%
Working capital	$5,013	$5,166	$(153)	(3)%

Cash and cash equivalents decreased due to cash used in operating activities and to a lesser extent cash used in investing and financing activities.  The overall decrease in working capital is due to an increase in current liabilities, primarily advances on contracts in progress, partially offset by an increase in inventories. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At June 30, 2011, our accumulated deficit was approximately $13.9 million, compared to accumulated deficit of approximately $12.6 million as of December 31, 2010.

We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to the global economic recession.  As a result, we believe we have sufficient resources to finance our current operations through at least June 30, 2012.

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

On March 31, 2011, the Bank agreed to increase the letter of credit sub‑facility under our credit facility with the Bank from $1.5 million to $2.5 million. We used $1.4 million of this sub-facility at June 30, 2011 and December 31, 2010, respectively. All other terms and conditions under the credit facility remain the same.

Advances outstanding under the Second Restated Revolving Credit Facility were $842 thousand at June 30, 2011 and December 31, 2010, respectively. Advances outstanding under the Restated Ex-Im Facility were $315 thousand at June 30, 2011 and December 31, 2010 , respectively. As of June 30, 2011, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.0% and 6.0%, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $4.2 million as of June 30, 2011.

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

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against a confirmed irrevocable letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We have committed to purchase certain pieces of equipment from European and Japanese vendors; these commitments are denominated in Euros and Yen, respectively. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity during the first two quarters of 2011 and 2010. Foreign exchange gain (loss) included in other expense was a loss of $5 thousand and a gain of $7 thousand for the three months ended June 30, 2011 and 2010, respectively and a loss of $2 thousand and $13 thousand for the six months ended June 30, 2011 and 2010, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPITrust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $578 thousand and $505 thousand for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.

On August 29, 2008, we entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and continues for seven (7) years until August 31, 2015. We have the right to extend the term of the Hudson Lease for an additional five (5) year period. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. If we exercise our right to extend the term of the Hudson Lease, the annual rental rate for the first year of the extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.75 per square foot. In addition, we are required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease are commercially reasonable and reflective of market rates. The lease agreement does not provide for a transfer of ownership at any point. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was $332 thousand for each of the three months ended June 30, 2011 and 2010, respectively, and $664 thousand for each of the six months ended June 30, 2011 and 2010, respectively.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our gross contractual obligations at June 30, 2011 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Second Restated Revolving Credit Facility (SVB)	$842	$842
Restated Ex-Im Facility (SVB)	$315	$315
Purchase obligations	$5,256	$5,150	$85	$21
Unrelated party capital leases	$92	$54	$36	$2
Operating leases:
Unrelated party operating leases	$375	$164	$211
Related party operating leases	$21,307	$3,507	$7,462	$6,690	$3,648

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

The Second Restated Revolving Credit Facility does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $1.4 million at June 30, 2011 and December 31, 2010, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  At June 30, 2011 and December 31, 2010, $21 thousand was secured by restricted cash and $1.4 million was secured by the Second Restated Revolving Credit Facility.

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

As of the end of the period covered by this report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures were not effective as of June 30, 2011 because of the previously identified material weakness in our internal control over financial reporting which is described below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificationof the Chief Financial Officer and Treasurer pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Lable Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Spire Corporation

Dated:	August 3, 2011	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated:	August 3, 2011	By:	/s/ Robert S. Lieberman
Robert S. Lieberman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Lable Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.