Form 10-K/A
period 2010-12-31
SPIRE Corp
filed 2012-01-03
CIK 731657

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting in Lieu of 2011 Annual Meeting of Stockholders held on May 19, 2011, are incorporated by reference in Part III of this Form 10-K/A.

Spire Corporation
Form 10-K/A
For the Year Ended December 31, 2010

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amended Report”) to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Original Report”) for the sole purpose of (i) removing non-GAAP measures and related disclosure from the "Liquidity and Capital Resources" section of Item 7, "Management' Discussion and Analysis of Financial Condition and Results of Operations"; (ii) removing the references to "sales returns and allowances" and "income taxes" from the first paragraph of the "Critical Accounting Policies" section of Item 7; (iii) revising the title of the line item previously entitled "Loss from continuing operations" to "Operating loss from continuing operations" in the Consolidated Statements of Operations; (iv) removing non-GAAP measures and related disclosure from Note 1 to the Consolidated Financial Statements included in Item 8, "Financial Statements"; (v) revising Note 2(b) to the Consolidated Financial Statements to clarify the Company's revenue recognition policies with respect to each of its three principal business areas; (vi) correcting disclosure regarding a legal proceeding in Item 3, "Legal Proceedings" and Note 13 to the Consolidated Financial Statement; and (vii) revising Note 2(v) and Note 18 to the Consolidated Financial Statements to add disclosure regarding certain material subsequent events.

For the reasons discussed above, we are filing this Amended Report in order to amend Item 3, "Legal Proceedings", Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, “Financial Statements” to the extent required to reflect the changes described above. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader's convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted herein, this report speaks as of the date of the filing of the Original Report, March 15, 2011, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

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

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2010	%	2009	%
United States	$48,793	61%	$28,798	41%
Europe/N. Africa	14,763	19%	15,191	22%
Asia	16,233	20%	25,561	37%
Rest of the world	53	—%	321	—%
	$79,842	100%	$69,871	100%

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

On January 11, 2011 a suit was filed in U.S. District Court in Massachusetts by Spire Biomedical, Inc., our wholly owned subsidiary, against a contract manufacturer alleging breach of contract related to the manufacture of hemodialysis catheters. The complaint claims that the contract manufacturer failed to assemble the catheters in accordance with its designs. We are seeking double or triple damages.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.7 million and $3.8 million in 2010 and 2009, respectively. As of December 31, 2010, we had unrestricted cash and cash equivalents of $6.3 million compared to unrestricted cash and cash equivalents of $9.0 million as of December 31, 2009. We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession. As a result, we believe we have sufficient resources to finance our current operations through at least December 31, 2011.
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

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2010	2009
Net sales and revenues
Sales of goods	$66,736	$57,761
Contract research, service and license revenues	13,106	12,110
Total net sales and revenues	79,842	69,871

Cost of sales and revenues
Cost of goods sold	55,161	54,246
Cost of contract research, services and licenses	10,002	9,164
Total cost of sales and revenues	65,163	63,410

Gross margin	14,679	6,461

Operating expenses
Selling, general and administrative expenses	18,116	17,836
Internal research and development expenses	1,286	1,088
Total operating expenses	19,402	18,924
Gain on termination of contracts	1,888	3,123

Operating loss from continuing operations	(2,835)	(9,340)

Interest expense, net	(188)	(284)
Loss on equity investment in joint venture	—	(1,023)
Foreign exchange loss	(20)	(258)
Total other expense, net	(208)	(1,565)

Loss from continuing operations before income tax benefit	(3,043)	(10,905)

Income tax benefit - continuing operations	1,146	2,241
Net loss from continuing operations	(1,897)	(8,664)

Loss from discontinued operations before sale of business unit	(123)	(2,105)
Gain on sale of business unit	2,604	7,741
Income tax provision - discontinued operations	(992)	(2,254)
Net income from discontinued operations, net of tax	1,489	3,382
Net loss	$(408)	$(5,282)

Basic and diluted income (loss) per share:
From continuing operations, net of tax	$(0.23)	$(1.04)
From discontinued operations, net of tax	0.18	0.41
Basic and diluted loss per share	$(0.05)	$(0.63)

Weighted average number of common and common equivalent shares outstanding – basic and diluted	8,341,356	8,334,304

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

The Company has incurred operating losses from continuing operations in 2010 and 2009. Operating loss from continuing operations was $2.8 million and $9.3 million in 2010 and 2009, respectively. Net cash used in operating activities was $3.7 million and $3.8 million in 2010 and 2009, respectively. As of December 31, 2010, the Company had unrestricted cash and cash equivalents of $6.3 million compared to $9.0 million as of December 31, 2009. The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values. The maturity date of the Company's credit facilities is December 31, 2011. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to the recent global economic recession. As a result, the Company believes it has sufficient resources to finance its current operations through at least December 31, 2011.

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

The Company evaluates all events or transactions through the date of the related filing, in accordance with the provisions of ASC 855, Subsequent Events. Except as noted in Note 18, through the date of this filing, the Company did not have any material subsequent events that impacted its consolidated financial statements.

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

On January 11, 2011 a suit was filed in U.S. District Court in Massachusetts by Spire Biomedical, Inc., a wholly-owned subsidiary of the Company, against a contract manufacturer alleging breach of contract related to the manufacture of hemodialysis catheters. The complaint claims that the contract manufacturer failed to assemble the catheters in accordance with its designs. The Company is seeking double or triple damages.

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

14.      Operating Segments and Related Information

The following table presents certain operating division information in accordance with the provisions of ASC 280, Segment Reporting.

(in thousands)	Spire Solar	Spire Biomedical	Optoelectronics	Corporate	Total Company
December 31, 2010
Net sales and revenues	$66,858	$8,341	$4,643	$—	$79,842
Income (loss) from operations	(2,029)	1,325	(2,131)	—	(2,835)
Identifiable assets	18,515	2,351	3,498	10,221	34,585
Capital expenditures	29	206	385	197	817
Depreciation and amortization	357	210	735	387	1,689
Stock-based compensation	133	63	38	266	500

	Spire Solar	Spire Biomedical	Optoelectronics	Corporate	Total Company
December 31, 2009
Net sales and revenues	$57,822	$9,148	$2,901	$—	$69,871
Income (loss) from operations	(9,097)	1,119	(1,362)	—	(9,340)
Identifiable assets	32,854	2,688	3,654	14,197	53,393
Capital expenditures	104	6	317	195	622
Depreciation and amortization	345	178	667	329	1,519
Stock-based compensation	219	71	39	256	585

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2010	%	2009	%
United States	$48,793	61%	$28,798	41%
Europe/N. Africa	14,763	19%	15,191	22%
Asia	16,233	20%	25,561	37%
Rest of the world	53	—	321	—
	$79,842	100%	$69,871	100%

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

18.      Subsequent Events

The Company evaluated subsequent events through the date of this filing. Except as disclosed in Note 13 and below, there were no other material events that impacted the consolidated financial statements or disclosures.

Settlement

During the fourth quarter of 2011, Spire Biomedical received a cash payment of $2.5 million in settlement of a breach of contract dispute with a contract manufacturer.

Credit Facilities

On December 30, 2011, the Company and the Bank entered into (i) the Third Loan Modification Agreement amending certain terms of the Second Restated Revolving Credit Facility and (ii) the Third Loan Modification Agreement amending certain terms of the Restated Ex-Im Facility. Pursuant to the terms of the Third Loan Modification Agreements, the Company and the Bank agreed to (i) extend the maturity date of the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility to December 29, 2012, (ii) decrease the aggregate amount of the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility from $8 million to $6 million, with up to $2 million available under the Second Restated Revolving Credit Facility and up to $4 million available under the Restated Ex-Im Facility, and (iii) remove the letter of credit sub-facility from the Second Restated Revolving Credit Facility. In addition, if the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will have a 0.5% lower interest rate.

In connection with the Third Loan Modification Agreements, the Company and Bank have established a guidance line to support letters of credit in an aggregate amount of up to $2.5 million through January 31, 2012, and thereafter in an aggregate amount of up to $1.5 million through December 29, 2012. The letters of credit will be secured by the Bank's existing all asset lien. In addition, if the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will not be required to cash collateralize letters of credit issued under this guidance line.

Nasdaq Listing Deficiencies

On December 30, 2011, the Company received a notice (the “Notice”) from The Nasdaq Stock Market (“Nasdaq”) advising the Company that for 30 consecutive trading days preceding the date of the Notice, the bid price of the Company's common stock had closed below the $1.00 per share minimum required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 5450(a)(1) (the “Minimum Bid Price Rule”). The Notice has no effect on the listing of the Company's common stock at this time.

The Notice also stated that, pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until June 27, 2012, to regain compliance with the Minimum Bid Price Rule. To do so, the bid price of the Company's common stock must close at or above $1.00 per share for a minimum of 10 consecutive trading days prior to that date.

If compliance with the Minimum Bid Price Rule cannot be demonstrated by June 27, 2012, Nasdaq will provide written notification to the Company that the Company's common stock is subject to delisting. At that time, the Company may appeal Nasdaq's delisting determination to a Nasdaq Listing Qualifications Panel (a “Nasdaq Panel”).

As previously disclosed, the Company is also currently not in compliance with Nasdaq Marketplace Rule 5450(b)(3)(C) (the “Minimum Public Market Value Rule”), which requires the Company's market value of publicly held shares to be at least $15,000,000 for continued listing on The Nasdaq Global Market. The Company has until January 30, 2012 to regain compliance with the Minimum Public Market Value Rule. To regain compliance with this rule, the Company's market value of publicly held shares must be $15,000,000 or more for a minimum of 10 consecutive business days prior to January 30, 2012.

The Company is considering its alternatives at this time.

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

SPIRE CORPORATION

Date:	January 3, 2012	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Little	Chairman of the Board, Chief Executive Officer and President	January 3, 2012
Roger G. Little	(Principal Executive Officer)

/s/ Robert S. Lieberman	Chief Financial Officer and Treasurer	January 3, 2012
Robert S. Lieberman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Udo Henseler	Director	January 3, 2012
Udo Henseler

/s/ David R. Lipinski	Director	January 3, 2012
David R. Lipinski

/s/ Mark C. Little	Chief Executive Officer, Spire Biomedical and Director	January 3, 2012
Mark C. Little

/s/ Michael J. Magliochetti	Director	January 3, 2012
Michael J. Magliochetti

/s/ Guy L. Mayer	Director	January 3, 2012
Guy L. Mayer

/s/ Roger W. Redmond	Director	January 3, 2012
Roger W. Redmond

EXHIBIT INDEX

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP) (filed herewith)

23.2	Consent of Independent Registered Public Accounting Firm (Caturano and Company, Inc.) (filed herewith)

31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith)