Form 10-K
period 2011-12-31
SPIRE Corp
filed 2012-03-15
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011 or

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

(781) 275-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The Nasdaq Stock Market on June 30, 2011:  $14,819,000

The number of shares of the registrant’s common stock outstanding as of March 9, 2012 was 8,562,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting in Lieu of 2012 Annual Meeting of Stockholders currently scheduled to be held on May 17, 2012, are incorporated by reference in Part III of this Form 10-K.

Spire Corporation
Form 10-K
For the Year Ended December 31, 2011

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

PART I

Item 1.      Business

Spire Corporation (“Spire” or the “Company”) is a Massachusetts corporation incorporated in 1969. Our principal offices are located at One Patriots Park, Bedford, Massachusetts, and our phone number is (781) 275-6000. Our SEC filings are available through our website, www.spirecorp.com. Our common stock trades on the Nasdaq Capital Market under the symbol “SPIR”.

Principal Products and Services

Overview

Spire has been in the solar business for over 30 years, initially pioneering developments in solar cell technology. Currently, we develop, manufacture and market customized turn-key solutions for the solar industry, including individual pieces of manufacturing equipment and full turn-key lines for cell and module production and testing. We have been continually active in research and development, with over $100 million of R&D conducted and 16 issued patents and 13 patents pending. This expertise has provided the platform for development of our manufacturing equipment and turn-key lines. We have equipment deployed in approximately 50 countries and have among our customers some of the world's leading solar manufacturers including: First Solar, BP Solar, Canadian Solar, Trina Solar Energy, Evergreen Solar, Solaria Energia, Martifer Solar S.A. and LDK Solar.

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

In addition, Spire provides photovoltaic systems for grid connected applications in the commercial markets.  Our systems use commercially available modules, in some cases manufactured by our turn-key module line customers. This business was re-established at Spire with the dissolution of our joint venture with Gloria Solar Co., Ltd. of Taiwan in the third quarter of 2009.

With over forty years since our incorporation and over thirty years in the solar market, we are well positioned to capitalize on the market’s growth. Our total sales and revenues for 2011 decreased approximately 23% compared to 2010 was primarily attributable to a decrease of $9.7 million in solar cell material revenues and a decrease of $8.1 million in solar cell line revenues.

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

Recent Development - Sale of Semiconductor Business

During the first quarter of 2012, we began pursuing an exclusive sales process of our semiconductor business and on March 9, 2012, we completed the sale of our semiconductor business, which provides semiconductor foundry services, operates a semiconductor foundry and fabrication facility and is engaged in the business of wafer epitaxy, foundry services, and device fabrication for the defense, medical, telecommunications and consumer products markets (the “Semiconductor Business Unit”), to Masimo Corporation. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, on the closing date we received approximately $7.2 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. The purchase price is subject to post-closing adjustments based on the balance sheet of the business as of the closing date. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months to partially secure our obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and we were released from all future obligations under the lease as of such date. See Note 17 to the consolidated financial statements.

Sale of Medical Products Business Unit; Discontinued Operations

On December 14, 2009, we completed the sale of our medical products business unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 16 to the consolidated financial statements.

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

Industry Overview

Solar power from photovoltaics has become one of the fastest growing industries in the world.  From 2009 to 2011 new photovoltaic installations tripled worldwide, from about 7.5 GW to almost 23.0 GW, and it is expected to double again by 2015. Key factors driving the demand for solar power include rising fossil fuel prices and environmental concerns including green-house gases.  As a result, businesses, governments, and consumers have become increasingly supportive of the development of solar energy.  Government incentive programs are making solar power more cost competitive.  Historically, the largest markets for photovoltaic systems have been in Europe and Japan with manufacturing located primarily in Europe and Asia. However, industry analysts predict that the U.S. will become one of the fastest growing markets over the next several years due to a number of factors including the extension of the tax credits and grants coupled with rapid expansion of photovoltaic utility markets.

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

Products and Services

Our core business is in the solar market, where we provide individual pieces of manufacturing equipment, turn-key cell and module lines, cell supply, solar factory management services, and solar systems.  Our solar business was responsible for 83% of our revenues in 2011. We also operate smaller businesses in the semiconductor and biomedical device markets, both of which were derived from our core expertise in solar cell processing.

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

As noted above, we sold our catheter product line at the end of 2009 to further focus our resources on our solar business.  See Note 16 to the consolidated financial statements.

Spire Semiconductor

As noted above, on March 9, 2012, we sold our Semiconductor Business Unit to further focus our resources on our solar business. See Note 17 to the consolidated financial statements.

Principal Distribution Methods

Our products and services are sold primarily by our direct, internal sales staff with two notable exceptions: (i) in certain offshore markets, we utilize independent sales representatives and distributors to augment our sales efforts for our solar equipment,  and (ii) proposals for sponsored research and development work are prepared by our on-staff scientists and researchers.

Competitive Conditions

The markets in which we operate are highly competitive and characterized by changes due to technological improvements and developments. We compete with numerous other manufacturers and service providers in each of our product and service areas; many of which have greater resources and sales. Additionally, with respect to our competition, our products and services utilize alternative technologies. For example, our solar photovoltaic systems compete with other forms of renewable energy including wind, solar thermal and geo-thermal.  Price, service and product performance are significant elements of competition in the sale of each of our products. We believe that there are considerable barriers to entry into the markets we serve, including a significant investment in specialized capital equipment and product design and development, and the need for a staff with sophisticated scientific and technological knowledge.

Sources and Availability of Raw Materials

Principal raw materials purchased by us include polymer extrusions, molded plastic parts, silicon photovoltaic cells, high purity industrial gases, custom metal welded structures, fasteners, position sensors, electrical motors, electrical power conditioning inverters, and electrical controls. All of these items are available from multiple suppliers and we generally rely on more than one supplier for each item.

Key Licenses and Patents, Government Rights to Intellectual Property

Through over 30 years of research and development, we have accumulated extensive scientific and technological expertise. We protect our technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. We also seek and enforce patents as appropriate. We currently have 14 issued United States patents, 2 foreign patents and 13 patents pending in the United States, all of which cover elements of our materials and processing technologies.

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

Research and Development

Our policy is to support as much of our research and development as possible through government contract funding, which we recognize as revenue. Revenues from our research and development contracts and NREL contract funded by the United States government, and their percent of consolidated net sales and revenues were $914 thousand or 1%, and $3.1 million, or 4%, for the years ended December 31, 2011 and 2010, respectively.

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

Our internally funded research and development expenditures were $1.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.

Customers and Markets

Revenues from the delivery of solar equipment to Servo Dynamics Co., Ltd. and First Solar, Inc. accounted for 15% and 10%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to PPS Berkshire Solar LLC accounted for 13% of total net sales and revenues for 2011. Revenues from the delivery of solar equipment and revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 1% and 12%, respectively, of total net sales and revenues for 2011. See “UNICOR Relationship” below.

Revenues from the delivery of a solar equipment cell line and solar equipment module line to Solaria Energia accounted for 10% and 5%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of solar equipment and revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. See “UNICOR Relationship” below.

Our export sales, which accounted for 48% and 39% of net sales and revenues for 2011 and 2010, respectively, continue to constitute a significant portion of our net sales and revenues.  Over 90% of export sales in 2011 and 2010 were to solar customers with the remainder to biomedical and optoelectronic related customers.

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2011	%	2010	%
United States	$31,890	52%	$48,793	61%
Europe/N. Africa	5,747	9%	14,763	19%
Asia	21,774	35%	16,233	20%
Rest of the world	2,147	4%	53	—%
	$61,558	100%	$79,842	100%

UNICOR Relationship

On November 28, 2008, we entered into a Solicitation/Contract/Order For Commercial Items (the "Cell Materials Contract") to provide Federal Prison Industries, Inc., otherwise known as UNICOR ("UNICOR"), a twenty-two month supply of multicrystalline solar cells for $53.9 million in the aggregate. The parties amended the pricing and quantity to be delivered during the initial two year term six times resulting in an overall decrease in value of the Cell Materials Contract to $36.2 million and extending definite delivery commitments into the first quarter of 2011.  Delivery commenced in the first quarter of 2009 with approximately 34%, 46% and 20% of the amended Cell Materials Contract value delivered in 2009, 2010 and 2011, respectively.  The last amendment modified the contract from a definite quantity to a indefinite delivery, indefinite quantity contract after the final 20% of definite delivery commitments were delivered in 2011. The amended Cell Materials Contract expired on December 31, 2011.

Additionally, in the third quarter of 2009, under a separate contract, we were awarded a contract to deliver a 50 MW module production line for a Federal prison facility located in Oregon.  We delivered the equipment for this line in the first two quarters of 2010 and completed installation in the second quarter of 2011.

Environmental Quality

Compliance with federal, state and local provisions regulating the discharge of materials into the environment has not materially affected our capital expenditures, earnings or its competitive position. Currently there are no lawsuits related to the environment or material administrative proceedings pending against us.

Employees

At December 31, 2011, we had approximately 173 employees, of whom 168 worked full time. Our year-end head count included 103 employees in manufacturing operations, 3 employees in research and development, and 67 employees in sales, general and administrative. We also employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

We have experienced losses from continuing operations and we expect that our operating results will fluctuate in the future.

We have experienced losses from continuing operations in fiscal year 2011 and 2010. These losses have contributed to an accumulated deficit of approximately $14.1 million as of December 31, 2011. Our revenues have not been sufficient to cover our operating expenses, and we anticipate that we may sustain future losses from operations if revenues do not increase. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

•
Certain customers purchasing our solar equipment and solar systems and need to raise capital or borrow money as they are not currently profitable.  If capital and credit markets are again disrupted this may impact our ability to grow revenues;

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

If we are unable to reach and sustain profitability from our operations, we risk depleting our working capital balances and our business may not continue as a going concern. Even if we are profitable, we may require additional working capital to fund expected growth. Although future sales of assets or technology licenses may be pursued, such sales cannot be assured.  In addition, we may need to raise additional capital, or arrange other sources of funds, in order to sustain our operations.  There can be no assurance that we will be able to raise such funds if they are required. Even if new financing were available, it may not be on commercially reasonable terms or terms that are acceptable to us.

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

•
Unforeseen fluctuations in financially viable markets that affect the ability of customers to secure required financing for capital expenditures at competive rates as well as vendor credit constraints and interruptions in materials flow throughout the supply chain.

An increased global supply of photovoltaic modules has caused and may continue to cause structural imbalances in which global photovoltaic module supply exceeds demand, which could have a material adverse effect on our business, financial condition and results of operations

Solar manufacturers have installed production capacity that significantly exceeded global photovoltaic module demand in 2011. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current global demand) could continue for the foreseeable future, and could effect demand for photovoltaic manufacturing equipment. If our competitors reduce photovoltaic manufacturing equipment pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for photovoltaic manufacturing equipment does not grow sufficiently, our business, financial condition and results of operations could be adversely affected.

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

Disruptions in the capital and credit markets, such as those that occurred in connection with the national and world-wide financial crisis of the late 2000s, could adversely affect our results of operations, cash flows and financial condition, or those of our customers or suppliers.

Disruptions in the capital and credit markets could adversely impact our results of operations, cash flows and financial condition, or those of our customers and suppliers. Such disruptions could adversely affect our ability to draw on our bank credit facilities. Disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed to conduct or expand our businesses or conduct acquisitions or make other discretionary investments, as well as our ability to effectively hedge our currency or interest rates. These same conditions and disruptions may also adversely impact the capital needs of our customers and suppliers, which, in turn, could adversely affect our results of operations, cash flows and financial condition.  These may include project delays as well as longer project cycles from start to finish.

Our business relies in part on a limited number of products, and unfavorable sales and product mix may adversely affect our revenues, operating results and cash flows.

A significant portion of our net sales and revenues have historically been derived from sales of solar equipment module lines augmented by individual sales of simulators, assemblers, laminators and other module equipment which accounted for 56% and 42% of our net sales and revenues for 2011 and 2010, respectively. There can be no assurance that solar equipment module lines and individual equipment component sales will in fact increase or maintain their current level of sales. Circumstances that might have an effect on the sales pipeline and resulting levels of future sales of these products include factors beyond our control. Specifically, demand for solar products and the introduction of competing product offerings by other equipment manufacturers could have a material adverse affect on our business, financial condition, operating results, cash flow and future prospects.

Our business relies in part on a limited number of customers, and unfavorable developments in relation to any major customer may adversely affect our revenues, operating results and cash flows.

Revenues from the delivery of solar equipment and revenues from the sale of solar cell materials to the same customer accounted for 1% and 12%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of solar equipment to two different customers accounted for 15% and 10%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to a customer accounted for 13% of total net sales and revenues for 2011. Follow on orders from these customers would be subject to a competitive bid process.

Revenues from the delivery of a solar equipment module line and revenues from the sale of solar cell materials to the same customer accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of a solar equipment cell line and solar equipment module line to another customer account for 10% and 5%, respectively, of total net sales and revenues for 2010. Follow on orders from these customers would be subject to a competitive bid process.

Revenue recognition of solar cell materials, solar systems, turn-key module and cell lines may result in significant fluctuations in operating results in sequential reporting periods and year over year comparisons.  While many of these sales of solar equipment and systems are non-recurring, we have had instances of recurring sales to such customers and may have them in the future.  The contract related to sales of solar cell materials concluded in 2011 and any follow on orders from this customer would be subject to a competitive bid process. If an unfavorable development were to occur with respect to any significant customer it would likely have a material adverse affect on our business, financial condition, operating results, cash flows and future prospects.

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

We rely on a combination of patent, copyright, trademark and trade secret protections as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 14 United States patents, 2 foreign patents and have 13 pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure that:

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

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue (approximately 48% in 2011) and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales involve a variety of risks and uncertainties, including but not limited to risks related to:

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
We offer and sell our products internationally which accounted for 48% and 39% of net sales and revenue for 2011 and 2010, respectively. As such, we are or could become subject to the laws and regulations of the jurisdictions in which we conduct business. Laws and regulations include but are not limited to health and safety and environmental regulations, which are specific to the countries in which we sell our products. Accordingly we design our equipment to ensure their compliance with all applicable known standards. Continued compliance to satisfy ever changing legal and regulatory requirements, may cause us to incur additional costs leading to margin erosion. Accordingly, foreign laws and regulations which are applicable to us may have a material adverse effect on our business, financial condition, operating results, cash flow and future prospects.
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

Risks Related to Our Company

We may not be able to maintain our listing on the Nasdaq Capital Market, which would adversely affect the price and liquidity of our common stock.

Our stock is currently listed on the Nasdaq Capital Market.  In order to maintain our listing on the Nasdaq Capital Market, we must satisfy Nasdaq continued listing requirements.  Under Nasdaq rules, we will maintain our listing so long as we meet, among other requirements, one of the following three requirements:

•
stockholders’ equity of at least $2.5 million (Marketplace Rule 5550(b)(1)), bid price of at least $1 and market value of the common stock held by non-affiliates of at least $1 million (Marketplace Rule 5550(a));

•
market value of listed securities of at least $35 million (Marketplace Rule 5550(b)(2)), bid price of at least $1 and market value of the common stock held by non-affiliates of at least $1 million (Marketplace Rule 5550(a)); or

•
net income from continuing operations of at least $500 thousand for the most recently completed fiscal year or two of the three most recently completed fiscal years (Marketplace Rule 5550(b)(3)), bid price of at least $1 and market value of the common stock held by non-affiliates of at least $1 million (Marketplace Rule 5550(a)).

As of the filing date of this Annual Report on Form 10-K, we are meeting the continued listing requirements set forth in the first bullet point above, as we have stockholders' equity of at least $2.5 million ($8.7 million as of December 31, 2011), our closing bid price has been at least $1 per share for the required time period and the market value of the common stock held by non-affiliates is greater than $1 million (approximately $7.4 million as of March 1, 2012).

There is no assurance that  in the future we will continue to satisfy Nasdaq continued listing requirements.  At various times in the past, we have received deficiency notices from Nasdaq and have been able to regain compliance prior to delisting, but we cannot assure you that we will always be able to regain or maintain compliance with Nasdaq continued listing requirements.

If we fail to maintain compliance with these rules and our common stock is delisted from the Nasdaq Capital Market, there could be a number of negative implications, including reduced liquidity in the common stock as a result of the loss of market efficiencies associated with the Nasdaq Capital Market, the loss of federal preemption of state securities laws, the potential loss of confidence by suppliers, customers and employees, as well as the loss of analyst coverage and institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing.

Our Company is subject to significant influence by principal stockholder.

Roger G. Little, our founder, Chairman of the Board, Chief Executive Officer and President, controls approximately 25% of our outstanding common stock. As a result, Mr. Little is in a position to exert significant influence over actions which require stockholder approval and generally to direct our affairs, including the election of directors, potential acquisitions and sales or otherwise preventing or delaying changes in control of our Company that may be otherwise viewed as beneficial by shareholders other than Mr. Little.

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

Our stock price has experienced significant volatility. While our revenues have increased in recent years, we expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

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

We are required to report on our assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. We have documented and tested our internal controls in 2011 and 2010 and this effort involved substantial time and expense. Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2011. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Prior to the sale of the Semiconductor Business Unit, we leased an approximately 90,000 square foot facility in Hudson, New Hampshire for the Semiconductor Business Unit. In connection with sale of this business, the lease was terminated on March 9, 2012 and we were released from all future obligations under the lease as of that date. See Note 17 to the consolidated financial statements.

Item 3.      Legal Proceedings

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations.

On January 11, 2011, a civil complaint (the "Action") was filed in U.S. District Court in Massachusetts by Spire Biomedical, Inc., our wholly-owned subsidiary, against a contract manufacturer alleging breach of contract related to the manufacture of medical devices. On December 30, 2011, the Action was fully and finally settled between the parties. See Note 13 and Note 16 to the consolidated financial statements.

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

Item 4.      Mine Safety Disclosures

Not applicable

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “SPIR.”  The following chart sets forth the high and low bid prices for the common stock for the periods shown:

	High Bid	Low Bid
2011
First Quarter	$6.14	$3.77
Second Quarter	4.64	1.87
Third Quarter	2.69	0.26
Fourth Quarter	1.77	0.46
2010
First Quarter	$5.92	$3.35
Second Quarter	4.59	3.00
Third Quarter	4.45	3.00
Fourth Quarter	6.76	3.01

These prices do not reflect retail mark-ups, markdowns or commissions and may not reflect actual transactions. The closing price of the common stock on March 1, 2012 was $1.22 and on that date, there were 259 shareholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Dividends

We did not pay any cash dividends during 2011 or 2010 and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.  In addition, under our credit agreements with Silicon Valley Bank, we may not pay dividends on our common stock without the consent of the bank.

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

Overview

We develop, manufacture and market highly-engineered products and services in three principal business areas: (i) capital equipment and systems for the photovoltaic solar industry, (ii) biomedical and (iii) prior to the sale of the Semiconductor Business Unit, optoelectronics, generally bringing to bear expertise in materials technologies, surface science and thin films across all three business areas, discussed below.

In the photovoltaic solar area, we develop, manufacture and market specialized equipment for the production of terrestrial photovoltaic modules from solar cells and provide photovoltaic systems for grid connected applications in the commercial markets.  Our equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in Japan and Switzerland.  Our flagship product is our Sun Simulator which tests module performance.  Our other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete we offer other services such as training and assistance with module certification.  We also provide turn-key services to our customers to backward integrate to solar cell manufacturing. At times, we supply materials such as solar cells to certain customers.

In the biomedical area, we provide value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; and perform sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

With respect to optoelectronics, on March 9, 2012, we completed the sale of our Semiconductor Business Unit, which provides semiconductor foundry services, operates a semiconductor foundry and fabrication facility and provides services to the defense, medical, telecommunications and consumer products markets, to Masimo Corporation. See Note 17 to the consolidated financial statements.

On December 14, 2009, we completed the sale of our Medical Products Business Unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 16 to the consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems.  Export sales, which amounted to 48% and 39% of net sales and revenues for 2011and 2010, respectively, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

The following discussions of our results of continuing operations exclude the results related to the Medical Products Business Unit, which was sold on December 14, 2009. The Medical Products Business Unit has been segregated from continuing operations and is reflected as discontinued operations for all periods presented. See “Net income from discontinued operations, net of tax” below and Note 16 to the consolidated financial statements.

The following discussion of our results of continuing operations include the results related to the Semiconductor Business Unit, which was sold on March 9, 2012. See Note 17 to the consolidated financial statements.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Year Ended December 31,
	2011	2010
Net sales and revenues	100%	100%
Cost of sales and revenues	(80)	(82)
Gross margin	20	18
Selling, general and administrative expenses	(25)	(23)
Internal research and development expenses	(2)	(2)
Gain on termination of contracts	1	2
Operating loss from continuing operations	(6)	(5)
Other expense, net	—	—
Loss from continuing operations before income tax benefit	(6)	(5)
Income tax benefit - continuing operations	2	2
Net loss from continuing operations	(4)	(3)
Net income from discontinued operations, net of tax	2	2
Net loss	(2)%	(1)%

Overall

Our total net sales and revenues for the year ended December 31, 2011 (“2011”) decreased 23% to $61.6 million as compared to $79.8 million for the year ended December 31, 2010 (“2010”). The decrease was primarily attributable to a $15.9 million decrease in solar revenue, a $1.8 million decrease in optoelectronics revenue and a decrease of $556 thousand in biomedical revenue.

Solar Business Unit

Sales in our solar business unit decreased 24% to $51.0 million in 2011 as compared to $66.9 million in 2010.  The decrease is the result of a solar cell line completed during 2010 and a decrease in solar cell materials in 2011, partially offset by an increase in solar module equipment and solar system sales in 2011.

Biomedical Business Unit

Revenues in our biomedical business unit decreased 7% to $7.8 million in 2011 as compared to $8.3 million in 2010. The decrease was primarily attributable to a decrease in revenue from our research and development contracts.

Optoelectronics Business Unit

Sales in our optoelectronics business unit decreased 39% in 2011 to $2.8 million as compared to $4.6 million in 2010.  The decrease was primarily attributable to decreased revenue with respect to the completion of a large government cost share contract in the third quarter of 2010.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Year Ended December 31,		Decrease
(in thousands)	2011	2010	$	%
Sales of goods	$50,744	$66,736	$(15,992)	(24)%
Contract research and service revenues	10,814	13,106	(2,292)	(17)%
Net sales and revenues	$61,558	$79,842	$(18,284)	(23)%

The 24% decrease in sales of goods for 2011 as compared to 2010 was primarily attributable to a decrease of $9.7 million in solar cell material revenues, a decrease of $8.1 million in solar cell line revenues, partially offset by an increase of $872 thousand in solar module manufacturing equipment revenues and an increase of $656 thousand in solar system revenues. The decrease in sales of solar cell materials, all to one customer, of 58% in 2011 as compared to 2010 was primarily due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease in sales of solar cell line equipment of 100% in 2011 as compared to 2010 was primarily due to the completion of a solar cell line to one customer in 2010 as compared to none in 2011. The increase in solar module equipment sales of 3% in 2011 as compared to 2010 was primarily due to sales from an increase in individual module equipment units delivered in 2011, partially offset by a decrease in module manufacturing line revenue in 2011. The increase in sales of solar systems of 8% in 2011 as compared to 2010 was primarily due to the completion of larger photovoltaic system project in 2011.

The 17% decrease in contract research and service revenues for 2011 as compared to 2010 was primarily attributable to a decrease of $1.8 million in optoelectronics service revenue and a decrease of $556 thousand in biomedical revenue.  Revenue from our optoelectronics processing services decreased 39% in 2011 compared to 2010 as a result of decreased revenue due to the completion of a government cost share contract in the third quarter of 2010.  Revenues from our biomedical services decreased 7% in 2011 compared to 2010 as a result of a slight decrease in the number and value of biomedical orders in 2011 along with revenue recognized on a large funded research project in the fourth quarter of 2010.

Revenues from the delivery of solar equipment and revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 1% and 12%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of solar equipment to Servo Dynamics Co., Ltd. and First Solar, Inc. accounted for 15% and 10%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to PPS Berkshire Solar LLC accounted for 13% of total net sales and revenues for 2011.

Revenues from the delivery of solar equipment and revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 7% and 21%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of a solar equipment cell line and solar equipment module line to Solaria Energia accounted for 10% and 5%, respectively, of total net sales and revenues for 2010.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Years Ended December 31,				Decrease
(in thousands)	2011	%	2010	%	$	%
Cost of goods sold	$40,171	79%	$55,161	83%	$(14,990)	(27)%
Cost of contract research and services	8,899	82%	10,002	77%	(1,103)	(11)%
Net cost of sales and revenues	$49,070	80%	$65,163	82%	$(16,093)	(25)%

Cost of goods sold decreased 27% for 2011 as compared to 2010, primarily as a result of decreased costs related to solar cell materials and solar cell equipment, partially offset by increased costs related to solar systems and solar module equipment. The decrease in costs of solar cell materials, all to one customer, of 58% in 2011 as compared to 2010 was primarily due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease in costs of solar cell line equipment of 99% in 2011 as compared to 2010 was primarily associated with the completion of a solar cell line to one customer in 2010 as compared to none in 2011. The increase of solar system costs of 27% in 2011 as compared to 2010 was primarily due to increased direct costs to complete a large photovoltaic system project in the fourth quarter of 2011. The increase in solar module equipment costs of 1% in 2011 as compared to 2010 was primarily due to increased associated revenue. As a percentage of sales, cost of goods sold was 79% of sales of goods in 2011 as compared to 83% of sales of goods in 2010. This decrease in the percentage of sales in 2011 is due to a favorable product mix with higher margins in solar module equipment sales, partially offset by lower margin in solar systems and solar cell materials.

Cost of contract research and services decreased 11% for 2011 as compared to 2010, primarily as a result of decreased costs related to optoelectronics and biomedical services. Costs from our optoelectronics processing services decreased 14% in 2011 compared to 2010 as a result of decreased revenue due to the completion of a government cost share contract in the third quarter of 2010. Costs from our biomedical services decreased 10% in 2011 compared to 2010 as a result of decreased associated revenue. Cost of contract research and services as a percentage of related revenue increased to 82% of related revenues in 2011 from 77% in 2010, primarily due to an increase of indirect costs related to an unfavorable utilization of optoelectronics overhead in 2011.

Cost of sales and revenues also includes approximately $97 thousand and $103 thousand of stock-based compensation in 2011 and 2010, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

	Years Ended December 31,				Decrease
(in thousands)	2011	%	2010	%	$	%
Selling, general and administrative	$15,483	25%	$18,116	23%	$(2,633)	(15)%
Internal research and development	1,026	2%	1,286	1%	(260)	(20)%
Operating expenses	$16,509	27%	$19,402	24%	$(2,893)	(15)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 15% in 2011 as compared to 2010, primarily as a result of a gain related to the change in value of the deferred compensation plan and a decrease in employee related expenses in the solar and biomedical business units along with a decrease in solar related travel, marketing and commission expenses.  Selling, general and administrative expense increased to 25% of sales and revenues in 2011 as compared to 23% in 2010.  Selling, general and administrative expense also includes approximately $272 thousand and $397 thousand of stock-based compensation in 2011 and 2010, respectively.

Internal Research and Development Expenses

Internal research and development expense decreased 20% in 2011 as compared to 2010, primarily as a result of lower levels of research and development spent in the solar business unit.  As a percentage of sales and revenue, internal research and development expenses increased slightly in 2011 when compared to 2010.

Gains on Termination of Contracts

In the fourth quarter of 2009, we determined that three purchase and sale agreements with Jiangxi Gemei Sci-Tech., LLC (“Jiangxi”) related to a module equipment line and cell equipment line were terminated.  Jiangxi had failed to make payments as required by the agreements and has not responded to numerous communications by us.  We made commitments to purchase equipment on behalf of Jiangxi and due to Jiangxi not making contractual payments, we entered into settlement agreements with these vendors in the fourth quarter of 2009 and first quarter of 2010.  As a result of a settlement agreement entered into in the first quarter of 2010 and deposits paid by Jiangxi less settlements paid to vendors, we have recognized a gain on termination of contracts of $837 thousand in the first quarter of 2010. See Note 15 to the consolidated financial statements.

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

In the fourth quarter of 2011, we determined that a purchase and sale agreement with Genus Innovation Ltd. (“Genus”) related to a module manufacturing line was terminated due to a breach of contract by Genus. Genus had failed to take delivery of equipment and make payments as required by the agreement. In the third quarter of 2011, we formally notified Genus that they were in breach of the agreement and provided Genus until October 30, 2011 to cure the breach. Genus failed to cure the breach as required by the agreement and we sent Genus formal notification on October 31, 2011 that the agreement was terminated. In the fourth quarter of 2011, we recognized a gain on termination of contracts of $409 thousand which relates to Genus' non-refundable deposit. See Note 15 to the consolidated financial statements.

Other Income (Expense), Net

We earned interest income of zero and $16 thousand in 2011 and 2010, respectively. We incurred interest expense of $141 thousand and $204 thousand in 2011 and 2010, respectively.  The decrease in interest expense is due to lower interest payments associated with the amounts outstanding under the credit facilities with Silicon Valley Bank in 2011 compared with 2010. We had currency exchange gains of $8 thousand and losses of $20 thousand during in 2011 and 2010, respectively.

Income Taxes

We recorded an income tax benefit on our loss from continuing operations of $890 thousand and $1.1 million in 2011 and 2010, respectively, which was offset by a provision on our income from discontinued operations of $914 thousand and $992 thousand in 2011 and 2010, respectively. Gross federal net operating loss carryforwards were approximately $14 million as of December 31, 2011 and expire at various times through 2031. We have a full valuation allowance recorded against the net deferred tax assets at December 31, 2011 due to uncertainty regarding realization of these assets in the future.

Income from Discontinued Operations

During the second quarter of 2009, we began pursuing an exclusive sales process of our Medical Products Business Unit.  On December 14, 2009, we completed the sale of the Medical Products Business Unit to Bard Access Systems, Inc.  Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations.

We recorded net income from discontinued operations of $1.4 million and $1.5 million in 2011 and 2010. Included in discontinued operations for 2011 is a net gain on legal settlement of $2.3 million and an income tax provision of $914 thousand. Included in the net gain of $2.3 million is proceeds received from a contract manufacturer of $2.5 million, less legal costs of $214 thousand. Included in discontinued operations for 2010 is a gain on sale of business unit to Bard of $2.6 million and an income tax provision of $1.0 million. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $162 thousand in 2010. Included in the gain of $2.6 million is proceeds received from Bard of $2.9 million, less licenses transferred to Bard of $42 thousand and legal and professional fees related to complete the sale of $204 thousand. See Note 16 to the consolidated financial statements.

Net Loss

We reported a net loss of $1.5 million and $408 thousand for 2011 and 2010, respectively. Net loss increased approximately $1.1 million, primarily due to a $2.2 million decrease in 2011 margin, a $1.5 million decrease in 2011 gain on termination of contracts and a $2.6 million gain on sale of business unit favorably impacting 2010, partially offset by a decrease in operating expenses of $2.9 million in 2011 and a gain on legal settlement of $2.3 million recorded in 2011.

Liquidity and Capital Resources

	December 31,	December 31,	Increase (Decrease)
(in thousands)	2011	2010	$	%
Cash and cash equivalents	$4,758	$6,259	$(1,501)	(24)%
Working capital	$5,700	$5,166	$534	10%

Cash and cash equivalents decreased due to cash used in operating activities and to a lesser extent investing activities, partially offset by cash provided by financing activities. The overall increase in working capital is due to a decrease in current liabilities, primarily accounts payable, accrued liabilities and advances on contracts in process, partially offset by a decrease in current assets, primarily cash, accounts receivable, inventories, net and deferred cost of goods sold. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At December 31, 2011, our accumulated deficit was approximately $14.1 million compared to accumulated deficit of approximately $12.6 million as of December 31, 2010.

During the first quarter of 2012, we began pursuing an exclusive sales process of our Semiconductor Business Unit and on March 9, 2012, we completed the sale of the Semiconductor Business Unit to Masimo Corporation. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, on the closing date we received approximately $7.2 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. The purchase price is subject to post-closing adjustments based on the balance sheet of the business as of the closing date. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months to partially secure our obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and we were released from all future obligations under the lease as of such date. See Note 17 to the consolidated financial statements.

We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to global economic conditions.  As a result, we believe we have sufficient resources to finance our current operations through at least December 31, 2012.

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

On March 31, 2011, the Bank agreed to increase the letter of credit sub-facility under our credit facility with the Bank from $1.5 million to $2.5 million. All other terms and conditions under the credit facilities remained the same.

On November 8, 2011, we entered into with the Bank amendments to the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility providing that, during the period from November 8, 2011 until the earlier to occur of the date on which we deliver our November 2011 financial reports to the Bank or December 31, 2011, and provided we maintained liquidity at least equal to twice the amount of our advances drawn and letters of credit issued under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility, we could borrow (i) up to $2 million under the Second Restated Revolving Credit Facility and (ii) up to $5 million under the Restated Ex-Im Facility less the amount of outstanding letters of credit.

On December 30, 2011, we entered into with the Bank amendments to the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility pursuant to which the Bank agreed to (i) extend the maturity date of the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility to December 29, 2012, (ii) provide an aggregate amount of $6 million under both facilities, with up to $2 million available under the Second Restated Revolving Credit Facility and up to $4 million available under the Restated Ex-Im Facility, and (iii) remove the letter of credit sub-facility from the Second Restated Revolving Credit Facility. In addition, if we achieve certain levels of liquidity, based on cash on hand and availability under the credit facility, we will have a 0.5% lower interest rate. In connection with the amendments, a guidance line has been established to support letters of credit in an aggregate amount of up to $2.5 million through January 31, 2012, and thereafter in an aggregate amount of up to $1.5 million through December 29, 2012. The letters of credit will be secured by the Bank's existing all asset lien. In addition, if we achieve certain levels of liquidity, based on cash on hand and availability under the credit facility, we will not be required to cash collateralize letters of credit issued under this guidance line. All other terms and conditions under the credit facilities remain the same.

Advances outstanding under the Second Restated Revolving Credit Facility were zero and $842 thousand at December 31,

2011 and 2010, respectively. Advances outstanding under the Restated Ex-Im Facility were $1.2 million and $315 thousand at December 31, 2011 and 2010 , respectively. As of December 31, 2011, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.5% and 6.5%, respectively. We utilized $1.4 million of the guidance line at December 31, 2011 and utilized $1.4 million of the letter of credit sub-facility at December 31, 2010. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $1.7 million as of December 31, 2011.

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

In the fourth quarter of 2011, we determined that a purchase and sale agreement with Genus Innovation Ltd. (“Genus”) related to a module manufacturing line was terminated due to a breach of contract by Genus. Genus had failed to take delivery of equipment and make payments as required by the agreement. In the third quarter of 2011, Spire formally notified Genus that they were in breach of the agreement and provided Genus until October 30, 2011 to cure the breach. Genus failed to cure the breach as required by the agreement and Spire sent Genus formal notification on October 31, 2011 that the agreement was terminated. In the fourth quarter of 2011, we recognized a gain on termination of contracts of $409 thousand which relates to Genus' non-refundable deposit. See Note 15 to the consolidated financial statements.

Gain on Legal Settlement

During the fourth quarter of 2011, we received a cash payment of $2.5 million in settlement of a breach of contract dispute with a contract manufacturer and in turn recorded a net gain on legal settlement of $2.3 million. This amount has been recorded as a component of net income from discontinued operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.1 million and $3.7 million in 2011 and 2010, respectively. As of December 31, 2011, we had unrestricted cash and cash equivalents of $4.8 million compared to unrestricted cash and cash equivalents of $6.3 million as of December 31, 2010. We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at acceptable values. We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to global economic conditions. As a result, we believe we have sufficient resources to finance our current operations through at least December 31, 2012.

During the first quarter of 2012, we began pursuing an exclusive sales process of our Semiconductor Business Unit and on March 9, 2012, we completed the sale of the Semiconductor Business Unit to Masimo Corporation. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, on the closing date we received approximately $7.2 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. The purchase price is subject to post-closing adjustments based on the balance sheet of the business as of the closing date. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months to partially secure our obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and we were released from all future obligations under the lease as of such date. See Note 17 to the consolidated financial statements.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements.

The following table summarizes our gross contractual obligations at December 31, 2011 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Restated Ex-Im Facility (SVB)	$1,157	$1,157	—	—	—
Purchase obligations	$2,052	$2,012	$26	$14	—
Unrelated party capital leases	$64	$41	$23	$—	—
Operating leases:
Unrelated party operating leases	$293	$164	$129	—	—
Related party operating leases	$19,581	$3,591	$7,602	$6,008	$2,380

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

The Restated Ex-Im Facility does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $1.5 million and $1.4 million at December 31, 2011 and 2010, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  At December 31, 2011 and December 31, 2010, $21 thousand was secured by restricted cash and $1.4 million was secured by the Second Restated Revolving Credit Facility.

In connection with sale of the Semiconductor Business Unit, the Hudson lease was terminated on March 9, 2012 and the Company was released from all future obligations under the lease as of that date, including future rent payments of $4.9 million, included in related party operating leases. These payment obligations in the amounts of $1.0 million, $2.9 million and $1.0 million would have been paid in the periods of less than one year, two to three years, and four to five years, respectively.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-05 ("ASU 2011-05"), Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. The update will be effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We do not believe that the application of the provision of ASU 2011-05 will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Amendments to Achieve Common Fair Value

Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. The update will be effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. We do not believe that the application of the provision of ASU 2011-04 will have a material impact on our consolidated financial statements.

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

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current sales orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity in 2011 and 2010. Foreign exchange gain (loss) included in other expense, net was a gain of approximately $8 thousand and a loss of approximately $20 thousand for the years ended December 31, 2011 and 2010, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPITrust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $2.3 million and $2.1 million for the year ended December 31, 2011 and 2010, respectively.

On August 29, 2008, we entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and was to continue for seven (7) years until August 31, 2015. The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. In addition, we were required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. We believe that the terms of the Hudson Lease were commercially reasonable and reflective of market rates. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was $1.3 million for the years ended December 31, 2011 and 2010, respectively. In connection with sale of the Semiconductor Business Unit, the lease was terminated on March 9, 2012 and we were released from all future obligations under the lease as of that date. The security deposit of $300 thousand will be used to off-set rent payments in the first quarter of 2012. See Note 17 to the consolidated financial statements.

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
Our OEM (original equipment manufacturer) capital equipment solar energy business builds complex customized machines to order for specific customers.  Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a Carriage and Insurance Paid (or CIP), or on rare situations, a Delivery Duty Unpaid (or DDU) basis. It is our policy to recognize revenues for this equipment when title of the product has passed to the customer, provided that customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in our environment.  When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved.  Typically, we are able to separate arrangements with multiple elements into more than one unit of accounting as it relates to the passage of title, training and installation services. We allocate total fees under contract to each element using the relative selling price method and revenue is recognized upon delivery of each element. Our management performs extensive analysis to determine the relative selling price of each unit of accounting. We allocate revenue in arrangements using our best estimate of selling price if neither vendor-specific objective evidence ("VSOE") nor third-party evidence (“TPE”) of selling price exists.  We determine estimated selling price ("ESP") of each deliverable based on a number of factors, including internal costs, gross margin targets and historical sales of similar units, as well as external factors such as market and competitive conditions.

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

Our biomedical business provides advanced medical device surface treatment processes for performance improvement of orthopedic devices. It is our policy to recognize revenues from these services when services are provided to the customer.

Our optoelectronics business provided wafer epitaxial growth services, compound semiconductor foundry services and device fabrication. It is our policy to recognize revenues from these goods and services when title of the product passes to the customer or when services are provided. On March 9, 2012, we completed the sale of this business to Masimo Corporation. See

Note 17 to the consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 (“ASU 2009-13”), Multiple Deliverable Revenue Arrangements, amending the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on how multiple deliverables that exist in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using ESP of each element if a vendor does not have VSOE or TPE of selling price; and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

We applied the provisions of ASC 605-25 prospectively for applicable arrangements entered into or materially modified after January 1, 2011 (the beginning of our fiscal year), which had a material impact on our consolidated financial statements. Total net sales and revenues for the year ended December 31, 2011 were $61.6 million with the application of ASC 605-25 and would have been approximately $57.7 million had we not applied ASC 605-25.
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

Warranty

We provide warranties on certain products and services. Our warranty programs are described below:

We generally warrant solar energy module manufacturing equipment sold for a total of 360 days, which include the replacement of defective component parts and the labor to correct the defect.

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

We have audited the consolidated balance sheets of Spire Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

MCGLADREY & PULLEN, LLP

Boston, Massachusetts
March 15, 2012

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$4,758	$6,259
Restricted cash	21	21
Accounts receivable – trade, net	3,771	7,324
Inventories, net	7,490	10,932
Deferred cost of goods sold	180	1,018
Deposits on equipment for inventory	609	88
Prepaid expenses and other current assets	807	809
Total current assets	17,636	26,451

Property and equipment, net	3,281	4,588
Intangible and other assets, net	556	820
Available-for-sale investments, at quoted market value (cost of $2,204 and $1,980 at December 31, 2011 and 2010, respectively)	2,405	2,426
Deposit – related party	300	300
Total assets	$24,178	$34,585

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	$37	$44
Revolving line of credit	1,157	1,157
Accounts payable	4,517	6,487
Accrued liabilities	3,681	4,221
Advances on contracts in progress	2,427	9,010
Liabilities of discontinued operations	117	366
Total current liabilities	11,936	21,285

Long-term portion of capital lease obligation	21	58
Deferred compensation	2,405	2,426
Other long-term liabilities	1,106	911
Total long-term liabilities	3,532	3,395
Total liabilities	15,468	24,680
Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,562,633 and 8,360,133 shares issued and outstanding on December 31, 2011 and December 31, 2010, respectively	86	84
Additional paid-in capital	22,510	21,979
Accumulated deficit	(14,087)	(12,604)
Accumulated other comprehensive income	201	446
Total stockholders’ equity	8,710	9,905
Total liabilities and stockholders’ equity	$24,178	$34,585

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010
Net sales and revenues
Sales of goods	$50,744	$66,736
Contract research and service revenues	10,814	13,106
Total net sales and revenues	61,558	79,842

Cost of sales and revenues
Cost of goods sold	40,171	55,161
Cost of contract research and services	8,899	10,002
Total cost of sales and revenues	49,070	65,163

Gross margin	12,488	14,679

Operating expenses
Selling, general and administrative expenses	15,483	18,116
Internal research and development expenses	1,026	1,286
Total operating expenses	16,509	19,402
Gain on termination of contracts	409	1,888

Operating loss from continuing operations	(3,612)	(2,835)

Interest expense, net	(141)	(188)
Foreign exchange gain (loss)	8	(20)
Total other expense, net	(133)	(208)

Loss from continuing operations before income tax benefit	(3,745)	(3,043)

Income tax benefit - continuing operations	890	1,146
Loss from continuing operations	(2,855)	(1,897)

Loss from discontinued operations before sale of business unit	—	(123)
Gain on sale of business unit, net of transaction expenses	—	2,604
Gain on legal settlement, net of transaction expenses	2,286	—
Income tax provision - discontinued operations	(914)	(992)
Income from discontinued operations, net of tax	1,372	1,489
Net loss	$(1,483)	$(408)

Basic and diluted income (loss) per share:
From continuing operations, net of tax	(0.34)	(0.23)
From discontinued operations, net of tax	0.16	0.18
Basic and diluted loss per share	(0.18)	(0.05)

Weighted average number of common and common equivalent shares outstanding – basic	8,386,188	8,341,356

Weighted average number of common and common equivalent shares outstanding – diluted	8,386,188	8,341,356

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2009	8,334,688	$83	$21,383	$(12,196)	$234	$9,504
Exercise of stock options	25,445	1	96	—	—	97
Stock-based compensation	—	—	500	—	—	500
Net change in unrealized gain on available for sale marketable securities	—	—	—	—	212	212
Net loss	—	—	—	(408)	—	(408)
Balance, December 31, 2010	8,360,133	$84	$21,979	$(12,604)	$446	$9,905
Issuance of common stock	200,000	2	154	—	—	156
Exercise of stock options	2,500	—	8	—	—	8
Stock-based compensation	—	—	369	—	—	369
Net change in unrealized gain on available for sale marketable securities	—	—	—	—	(245)	(245)
Net loss	—	—	—	(1,483)	—	(1,483)
Balance, December 31, 2011	8,562,633	$86	$22,510	$(14,087)	$201	$8,710

	Years Ended December 31,
(in thousands)	2011	2010
Comprehensive loss is calculated as follows:
Net loss	$(1,483)	$(408)
Net change in unrealized gain on available for sale marketable securities	(245)	212
Comprehensive loss	$(1,728)	$(196)

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,483)	$(408)
Less: Net income from discontinued operations, net of tax	1,372	1,489
Net loss from continuing operations	(2,855)	(1,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,834	1,689
Deferred tax benefit	(914)	(992)
Deferred compensation	(245)	212
Stock-based compensation	369	500
Reversal of accounts receivable reserves	(41)	(90)
Provision for inventory reserve	686	265
Changes in assets and liabilities:
Restricted cash	—	1,480
Accounts receivable	3,594	(1,344)
Inventories	2,756	9,292
Deferred cost of goods sold	838	5,570
Deposits, prepaid expenses and other current assets	(419)	463
Accounts payable, accrued liabilities and other liabilities	(2,159)	(4,862)
Advances on contracts in progress	(6,583)	(12,702)
Net cash used in operating activities of continuing operations	(3,139)	(2,416)
Net cash provided by (used in) operating activities of discontinued operations	2,037	(1,278)
Net cash used in operating activities	(1,102)	(3,694)
Cash flows from investing activities:
Purchase of property and equipment	(279)	(817)
Additions to intangible and other assets	(84)	(165)
Net cash used in investing activities of continuing operations	(363)	(982)
Net cash provided by investing activities of discontinued operations	—	2,646
Net cash (used in) provided by investing activities	(363)	1,664
Cash flows from financing activities:
Principal payments on capital lease obligations	(44)	(39)
Principal payments on equipment and revolving line of credit, net	—	(768)
Proceeds from exercise of stock options	8	97
Net cash used in financing activities	(36)	(710)
Net decrease in cash and cash equivalents	(1,501)	(2,740)
Cash and cash equivalents, beginning of year	6,259	8,999
Cash and cash equivalents, end of year	$4,758	$6,259
Supplemental disclosures of cash flow information:
Interest paid	$141	$204
Interest received	$—	$16
Income taxes refunded	$(36)	$(241)
Supplemental disclosures of non-cash flow information:
Liabilities converted to common stock	$156	$—

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

1.         Description of the Business

Spire Corporation ("Spire" or the "Company") develops, manufactures and markets highly-engineered products and services in three principal business areas: (i) capital equipment and systems for the photovoltaic solar industry, (ii) biomedical and (iii) optoelectronics, generally bringing to bear expertise in materials technologies, surface science and thin films across all three business areas, discussed below.

In the photovoltaic solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells and provide photovoltaic systems for grid connected applications in the commercial markets.  The Company's equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in Japan and Switzerland.  The Company's flagship product is its Sun Simulator which tests module performance.  The Company's other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete the Company offers other services such as training and assistance with module certification.  The Company also provides turn-key services to its customers to backward integrate to solar cell manufacturing. At times, the Company supplies materials such as solar cells to certain customers.

In the biomedical area, the Company provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; and perform sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

With respect to optoelectronics, on March 9, 2012, the Company completed the sale of its semiconductor business unit, which provides semiconductor foundry services, operates a semiconductor foundry and fabrication facility and is engaged in the business of wafer epitaxy, foundry services, and device fabrication for the defense, medical, telecommunications and consumer products markets (the “Semiconductor Business Unit”), to Masimo Corporation. See Note 17 to the consolidated financial statements.

On December 14, 2009, the Company completed the sale of its Medical Products Business Unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 16 to the consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems.  Export sales, which amounted to 48% and 39% of net sales and revenues for 2011 and 2010, respectively, continue to constitute a significant portion of the Company's net sales and revenues.

The Company has incurred operating losses from continuing operations. Operating loss from continuing operations was $3.6 million and $2.8 million in 2011 and 2010, respectively. Net cash used in operating activities was $1.1 million and $3.7 million in 2011 and 2010, respectively. As of December 31, 2011, the Company had unrestricted cash and cash equivalents of $4.8 million compared to $6.3 million as of December 31, 2010. The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at acceptable values. The maturity date of the Company's credit facilities is December 29, 2012 The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to global economic conditions. As a result, the Company believes it has sufficient resources to finance its current operations through at least December 31, 2012.

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
The Company's OEM (original equipment manufacturer) capital equipment solar energy business builds complex customized machines to order for specific customers.  Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a Carriage and Insurance Paid (or CIP), or on rare situations, a Delivery Duty Unpaid (or DDU) basis. It is the Company's policy to recognize revenues for this equipment when title of the product has passed to the customer, provided that customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment.  When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved.  Typically, the Company is able to separate arrangements with multiple elements into more than one unit of accounting as it relates to the passage of title, training and installation services. The Company allocates total fees under contract to each element using the relative selling price method and revenue is recognized upon delivery of each element. The Company's management performs extensive analysis to determine the relative selling price of each unit of accounting. The Company allocates revenue in arrangements using its best estimate of selling price if neither vendor-specific objective evidence ("VSOE") nor third-party evidence (“TPE”) of selling price exists.  The Company determines estimated selling price ("ESP") of each deliverable based on a number of factors, including internal costs, gross margin targets and historical sales of similar units, as well as external factors such as market and competitive conditions.

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

The Company's optoelectronics business provided wafer epitaxial growth services, compound semiconductor foundry services and device fabrication. It is the Company's policy to recognize revenues from these goods and services when title of the product passes to the customer or when services are provided. On March 9, 2012, the Company completed the sale of this business to Masimo Corporation. See Note 17 to the consolidated financial statements.

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

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 (“ASU 2009-13”), Multiple Deliverable Revenue Arrangements, amending the accounting standards for multiple-element revenue arrangements to:

•	provide updated guidance on how multiple deliverables that exist in an arrangement should be separated, and how the consideration should be allocated;

•	require an entity to allocate revenue in an arrangement using ESP of each element if a vendor does not have VSOE or TPE of selling price; and

•	eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.

The Company applied the provisions of ASC 605-25 prospectively for applicable arrangements entered into or materially modified after January 1, 2011 (the beginning of the Company's fiscal year), which had a material impact on the Company's consolidated financial statements. Total net sales and revenues for the year ended December 31, 2011 were $61.6 million with the application of ASC 605-25 and would have been approximately $57.7 million had the Company not applied ASC 605-25.

(c)	Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments with original maturities of three months or less. These investments are carried at cost, which approximates market value.  Cash and cash equivalents are deposited at various area banks, and at times may exceed federally insured limits.

(d)	Available-for-sale Investments

Available-for-sale securities consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. As disclosed below, the unrealized gain on these marketable securities was $201 thousand and $446 thousand as of December 31, 2011 and 2010, respectively.

(in thousands)	Available-for-sale Investments
Balance, December 31, 2010	$446
Net change in unrealized gain on available for sale marketable securities	(245)
Balance, December 31, 2011	$201

(e)	Fair Value Measurements

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During twelve months ended December 31, 2011, none of the Company's instruments were reclassified between Level 1, Level 2 or Level 3.

The following table presents the financial instruments related to the Company's available-for-sale investments carried at fair value on a recurring basis as of December 31, 2011 and 2010 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance of December 31, 2011	Level 1	Level 2	Level 3
Cash and short term investments	$65	$65	$—	$—
Common Stock
Basic Materials	72	72	—	—
Consumer Goods	18	18	—	—
Financial	48	48	—	—
Healthcare	53	53	—	—
Industrial Goods	22	22	—	—
Services	78	78	—	—
Technology	151	151	—	—
Total Common Stock	442	442	—	—
Mutual Fund
Diversified Emerging Markets	155	—	155	—
Foreign Large Blend	123	—	123	—
Foreign Large Growth	171	—	171	—
Foreign Small/Mid Value	136	—	136	—
Value Fund	69	—	69	—
Large Growth	490	—	490	—
Small Blend Total	192	192	—	—
Total Mutual Funds	1,336	192	1,144	—
Fixed Income
Domestic	535	—	535	—
International	27	—	27	—
Total Fixed Income	562	—	562	—
Total available for-sale-investments (1)	$2,405	$699	$1,706	$—
Percent of total	100%	29%	71%	—%

(in thousands)	Balance of December 31, 2010	Level 1	Level 2	Level 3
Cash and short term investments	$271	$271	$—	$—
Common Stock
Basic Materials	79	79	—	—
Consumer Goods	10	10	—	—
Financial	60	60	—	—
Healthcare	44	44	—	—
Industrial Goods	31	31	—	—
Services	78	78	—	—
Technology	47	47	—	—
Total Common Stock	349	349	—	—
Mutual Fund
Diversified Emerging Markets	220	—	220	—
Foreign Large Blend	128	—	128	—
Foreign Large Growth	170	—	170	—
Foreign Small/Mid Value	133	—	133	—
Value Fund	79	—	79	—
Large Growth	459	—	459	—
Small Blend Total	211	211	—	—
Total Mutual Funds	1,400	211	1,189	—
Fixed Income
Domestic	386	—	386	—
International	20	—	20	—
Total Fixed Income	406	—	406	—
Total available for-sale-investments (1)	$2,426	$831	$1,595	$—
Percent of total	100%	34%	66%	—%

(1)	Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders' equity, in the Company's consolidated balance sheets.

The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and capital lease obligations approximates fair value due to their short-term maturities. The fair value of the Company's revolving line of credit has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and remaining maturities. Due to the short-term mature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the revolving line of credit approximates fair value at December 31, 2011.

(f)	Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.  Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers.  Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventory. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Patents amounted to $177 thousand and $244 thousand, net of accumulated amortization of $877 thousand and $795 thousand, at December 31, 2011 and 2010, respectively. Licenses amounted to $65 thousand and $71 thousand, net of accumulated amortization of $10 thousand and $4 thousand, at December 31, 2011 and 2010, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. Amortization expense, relating to patents and licenses, was approximately $248 thousand for the year ended December 31, 2011 which includes $160 thousand of patents pending that were abandoned and written-off during the year. Amortization expense, relating to patents and licenses, was approximately $87 thousand for the year ended December 31, 2010.

The table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at December 31, 2011 of $151 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the period ending December 31, is as follows:

(in thousands)	Amortization Expense
2012	$100
2013	95
2014	86
2015	38
2016	35
2017 and future	39
$393

Also included in other assets are refundable deposits made by the Company of approximately $163 thousand and $250 thousand at December 31, 2011 and 2010, respectively.

(i)	Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-5-4, Impairment or Disposal of Long-Lived Assets. ASC 360-10-5-4 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. The Company evaluated long-lived assets for impairment for the years ended December 31, 2011 and 2010 and determined that an impairment charge was not required for either year. The Company disposed of abandoned patents pending in the amount of $160 thousand and zero for the year ended December 31, 2011 and 2010, respectively.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis using a two-step process.  The first step is a determination of whether the tax position should be recognized in the financial statements and the second step is the measurement of the tax position.  The Company also accrues for potential interest and penalties, related to unrecognized tax benefits in income tax expense.  The Company’s evaluation was performed for the tax years ended December 31, 2007, 2008, 2009, 2010 and 2011, the tax years which remain subject to audit by the Internal Revenue Service and state tax jurisdictions.

(k)	Warranty

The Company provides warranties on certain of its products and services. The Company’s warranty programs are described below:

Spire Solar generally warrants solar energy module manufacturing equipment sold for a total of 360 days, which include the replacement of defective component parts and the labor to correct the defect.

Spire Biomedical warrants that its services will meet the agreed upon specifications.

Spire Semiconductor warrants that its products will meet the agreed upon specifications.

The Company provides for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized.  Should actual product failure warranties differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Product warranty liabilities are included in accrued liabilities in the Company’s consolidated balance sheets for the years ended December 31, 2011 and 2010.  The changes in the product warranties for the years ended December 31, 2011 and 2010, are as follows:

(in thousands)
Balance at December 31, 2009	$750
Provision charged to income	904
Usage	(760)
Balance at December 31, 2010	894
Provision charged to income	507
Usage	(588)
Balance at December 31, 2011	$813

(l)	Internal Research and Development Costs

Internal research and development costs are charged to operations as incurred. During the years ended December 31, 2011 and 2010, Company funded research and development costs were approximately $1.0 million and $1.3 million, respectively.

(m)	Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period.  The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The Company did not pay any dividends in 2011 and 2010.

(n)	Comprehensive Income (Loss)

Comprehensive income is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income. Other comprehensive income was comprised of an unrealized loss of available-for-sale investments of approximately $245 thousand and an unrealized gain of available-for-sale investments of approximately $212 thousand during the years ended December 31, 2011 and 2010, respectively.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The significant estimates included in the consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts, the assessment of excess and obsolete inventory, impairment of long-lived assets, stock-based compensation and warranty reserves.  Actual results could differ from those estimates.

(q)	Financial Instruments

Financial instruments of the Company consist of cash and cash equivalents, accounts receivable, available for sale marketable securities, accounts payable, revolving line of credit and capital leases. The carrying amounts of these financial instruments approximate their fair value.

(r)	Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

(s)	Foreign Currency

The Company sells almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, the Company is not directly affected by foreign exchange fluctuations on its current sales orders. However, fluctuations in foreign exchange rates have an effect on the Company’s customers’ access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets.  The Company bears the risk of any currency fluctuations that may be associated with these commitments.  The Company attempts to hedge known transactions when possible to minimize foreign exchange risk.  The Company had no hedging activity in 2011 and 2010. Foreign exchange gain (loss) included in other expense, net was a gain of approximately $8 thousand and a loss of approximately $20 thousand for the years ended December 31, 2011 and 2010, respectively.

(t)	Segment Information

ASC 280, Segment Reporting, requires public entities to report certain information about operating segments. Based on the guidance provided in ASC 280, the Company has determined that its business is conducted in four reportable segments: solar, biomedical, optoelectronics and corporate.

(u)	Subsequent Events

The Company evaluates all events or transactions through the date of the related filing, in accordance with the provisions of ASC 855, Subsequent Events. Except as noted in Note 17, through the date of this filing, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

(v)	New Accounting Standards

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

3.         Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following at December 31:

(in thousands)	2011	2010
Amounts billed	$3,634	$7,196
Accrued revenue	177	258
	3,811	7,454
Less: Allowance for doubtful accounts	(40)	(130)
Net accounts receivable - trade	$3,771	$7,324
Advances on contracts in progress	$2,427	$9,010

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of $64 thousand and $128 thousand for the years ended December 31, 2011 and 2010, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.         Inventories and Deferred Cost of Goods Sold

Inventories, net of $860 thousand and $425 thousand of reserves at December 31, 2011 and 2010, respectively, and deferred cost of goods sold consist of the following at December 31:

(in thousands)	2011	2010
Raw materials	$2,435	$2,919
Work in process	4,057	4,262
Finished goods	998	3,751
Net inventory	$7,490	$10,932
Deferred cost of goods sold	$180	$1,018

The Company wrote-off $184 thousand and $260 thousand of excess and obsolete inventory for the years ended December 31, 2011 and 2010, respectively.

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed.  The Company defers these costs until the related revenue is recognized.

5.         Property and Equipment

Property and equipment consists of the following at December 31:

(in thousands)	2011	2010
Machinery and equipment	$19,100	18,884
Furniture fixtures and computer equipment	4,940	4,895
Leasehold improvements	3,786	3,644
Construction in progress	105	229
	27,931	27,652
Accumulated depreciation and amortization	(24,650)	(23,064)
	$3,281	$4,588

Depreciation expense relating to property and equipment was approximately $1.6 million for the years ended December 31, 2011 and 2010, respectively.

6.         Accrued Liabilities

Accrued liabilities include the following at December 31:

(in thousands)	2011	2010
Accrued payroll and payroll taxes	$926	$977
Accrued professional fees	192	262
Accrued accounts payable	638	1,353
Accrued Warranty	813	894
Accrued other	1,112	735
	$3,681	$4,221

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

On March 31, 2011, the Bank agreed to increase the letter of credit sub-facility under the Company's credit facility with the Bank from $1.5 million to $2.5 million. All other terms and conditions under the credit facilities remained the same.

On November 8, 2011, the Company and the Bank entered into amendments to the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility providing that, during the period from November 8, 2011 until the earlier to occur of the date on which the Company delivers its November 2011 financial reports to the Bank or December 31, 2011, and provided the Company maintained liquidity at least equal to twice the amount of its advances drawn and letters of credit issued under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility, the Company could borrow (i) up to $2 million under the

Second Restated Revolving Credit Facility and (ii) up to $5 million under the Restated Ex-Im Facility less the amount of outstanding letters of credit.

On December 30, 2011, the Company entered into with the Bank amendments to the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility pursuant to which the Bank agreed to (i) extend the maturity date of the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility to December 29, 2012, (ii) provide an aggregate amount of $6 million under both facilities, with up to $2 million available under the Second Restated Revolving Credit Facility and up to $4 million available under the Restated Ex-Im Facility, and (iii) remove the letter of credit sub-facility from the Second Restated Revolving Credit Facility. In addition, if the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will have a 0.5% lower interest rate. In connection with those amendments, a guidance line has been established to support letters of credit in an aggregate amount of up to $2.5 million through January 31, 2012, and thereafter in an aggregate amount of up to $1.5 million through December 29, 2012. The letters of credit will be secured by the Bank's existing all asset lien. In addition, if the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will not be required to cash collateralize letters of credit issued under this guidance line. All other terms and conditions under the credit facilities remain the same.

Advances outstanding under the Second Restated Revolving Credit Facility were zero and $842 thousand at December 31, 2011 and 2010, respectively.  Advances outstanding under the Restated Ex-Im Facility were $1.2 million and $315 thousand at December 31, 2011 and 2010, respectively.  As of December 31, 2011, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.5% and 6.5%, respectively. The Company has utilized $1.4 million of the guidance line at December 31, 2011 and utilized $1.4 million of the letter of credit sub-facility at December 31, 2010. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $1.7 million as of December 31, 2011.

8. Stock–Based Compensation

At December 31, 2011, the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”). Both plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of the activity of this plan follows:

	Number of Shares	Weighted Average Exercise Price
Options Outstanding at December 31, 2010	760,732	$6.56
Granted	40,000	$2.82
Exercised	(2,500)	$3.50
Forfeited	(5,125)	$3.51
Options Outstanding at December 31, 2011	793,107	$6.40

Expected to Vest at December 31, 2011	144,999	$5.50

Options Exercisable at December 31, 2011	640,982	$6.61

Options Available for Future Grant at December 31, 2011	258,800

At December 31, 2011, the Company has outstanding under its 1996 Plan and 2007 Plan, an aggregate 243,746 non-qualified stock options held by the non-employee directors of the Company for the purchase of common stock at an average exercise price of $6.65 per share.

In accordance with ASC 718, the Company has recognized stock-based compensation expense of $369 thousand and $500 thousand for the years ended December 31, 2011 and 2010, respectively. Approximately $272 thousand and $397 thousand of stock-based compensation expense was charged to selling, general and administrative expenses for the years ended December 31,

2011 and 2010, respectively, and approximately $97 thousand and $103 thousand of stock-based compensation expense was charged to cost of sales for the years ended December 31, 2011 and 2010, respectively.  No stock-based compensation expense was capitalized during 2011 and 2010. Compensation expense related to stock options to be charged in future periods amounts to approximately $343 thousand at December 31, 2011 and will be recognized over a weighted-average period of 1.89 years as follows:

For the years ended December 31,	Expected Compensation Expense
(in thousands)
2012	$202
2013	105
2014	36
$343

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.  Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience.

The options outstanding and exercisable at December 31, 2011 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.78 to $ 5.80	394,034	5.79	$4.17	$—	313,534	5.09	$4.13	$—
$ 5.81 to $ 10.60	345,948	6.11	$7.80	—	278,198	5.81	$8.12	—
$ 10.61 to $ 15.40	38,125	5.75	$13.12	—	35,500	5.71	$13.15	—
$ 15.41 to $ 15.73	15,000	6.39	$15.73	—	13,750	6.39	$15.73	—
	793,107			$—	640,982			$—

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.63 as of December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was approximately $3 thousand and $39 thousand for the years ended December 31, 2011 and 2010, respectively. The total intrinsic value of options expected to vest at December 31, 2011 was approximately zero, and the weighted average remaining contractual life of outstanding options that are expected to vest is 7.95 years.

The per-share weighted-average fair value of stock options granted was $1.78 and $2.62 for the years ended December 31, 2011 and 2010, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2010	—	1.46%	4.29 years	81.1%
2011	—	1.76%	5.09 years	78.0%

The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan.  The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

9.         Income Taxes

The Company recorded a net income tax provision of $24 thousand and a benefit of $154 thousand for the years ended December 31, 2011 and 2010, respectively. The Company recorded a tax benefit on the loss from continuing operations of $890 thousand and $1.1 million for the years ended December 31, 2011 and 2010, respectively, which was offset by a provision on the income from discontinued operations of $914 thousand and $992 thousand for the years ended December 31, 2011 and 2010, respectively. The discontinued operations is associated with the sale of the Company's Medical Products Business Unit. See Note 16 to the consolidated financial statements.

The reconciliation between the amount computed by applying the United States federal statutory tax rate of 34% to pretax income (loss) and the actual provision(benefit) for income taxes follows:

(in thousands)	2011	2010
Income tax benefit – continuing operations at statutory rate	$(1,258)	$(1,015)
Increase (decrease) in valuation allowance related to income tax expense	600	(335)
State income tax (benefit) provision	(363)	37
Permanent differences	131	167
Income tax benefit – continuing operations	(890)	(1,146)
Income tax provision – discontinued operations at statutory rate	777	843
State income taxes – discontinued operations	137	149
Income tax provision – discontinued operations	914	992
Total	$24	$(154)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	2011	2010
Deferred tax assets:
Accounts receivable	$—	$48
Accruals	2,028	2,396
Inventories	377	210
Net operating loss carryforwards	4,822	4,025
General business credit carryforwards	404	222
Alternative minimum tax credit carryforwards	268	268
Foreign tax credit	38	38
Total gross deferred tax assets	7,937	7,207

Prepaid expenses	294	214
Depreciation	440	712
Amortization	131	—
Total gross deferred tax liabilities	865	926

Valuation allowance	7,072	6,281

Net deferred tax assets	$—	$—

The net change in the total valuation allowance for the period ended December 31, 2011 was an increase of $791 thousand. Federal and state net operating loss carryforwards were approximately $14.0 million and $9.1 million, respectively, as of December 31, 2011. The federal net operating loss carryforwards will expire at various times starting in 2026 through 2031, if not utilized.  The state net operating loss carryforwards will expire at various times starting in 2012 through 2031, if not utilized. Included in the Federal net operating loss carryforwards were approximately $3.5 million attributable to equity based compensation transactions. Approximately $1.0 million of the valuation allowance will be relieved through equity if these deductions for equity based transactions are realized.  Under Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

The tax years of 2008 through 2011 remain open to examination by major taxing jurisdictions to which the Company is subject. In addition, because the Company has net operating loss carryforwards for the years ended December 31, 2004 through December 31, 2007, the Internal Revenue Service and the state taxing authorities are permitted to audit those earlier years and propose adjustments up to the amount of net operating loss generated. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. At December 31, 2011, the Company does not have any uncertain tax positions, unrecognized tax benefits and did not recognize any interest or penalties.  The Company does not expect there to be a change in unrecognized tax benefits over the next twelve months.

10.      Commitments

Letters of Credit

Outstanding letters of credit totaled $1.5 million and $1.4 million at December 31, 2011 and 2010, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. The outstanding letters of credit were secured by $21 thousand of restricted cash at December 31, 2011 and December 31, 2010, respectively, and the remainder was secured by the Second Restated Revolving Credit Facility.

Property Under Capital Leases and Lease Commitments

At December 31, 2011 and 2010, the Company had operating and capital leases for office space and office equipment. At December 31, 2011, future minimum lease payments for the period ended are as follows:

(in thousands)	Unrelated Party Operating Leases	Related Party Operating Leases	Unrelated Party Capital Leases
2012	$164	$3,591	$41
2013	129	3,731	15
2014	—	3,871	8
2015	—	3,478	—
2016	—	2,530	—
5 years and thereafter	—	2,380	—
Total minimum lease payments	$293	$19,581	64
Less: amounts represented by interest			(6)
Present value of monthly lease payments			58
Less: current portion of unrelated party capital lease obligation			(37)
Long-term portion of unrelated party capital lease obligation			$21

Unrelated Party Capital Lease

In August 2009 the Company entered into a lease for information technology storage equipment whereby the Company agreed to pay $73 thousand over a five year term expiring in July 2014.  The lease agreement did not provide for a transfer of ownership at any point.  Interest costs were assumed at 11%.  Interest expense was approximately $4 thousand and $5 thousand for the year ended December 31, 2011 and 2010, respectively.  This lease was classified as a unrelated party capital lease.

In September 2009 the Company entered into a lease for information technology storage equipment whereby the Company agreed to pay $120 thousand over a three year term expiring in August 2012.  The lease agreement did not provide for a transfer of ownership at any point.  Interest costs were assumed at 13%.  Interest expense was approximately $6 thousand and $10 thousand for the year ended December 31, 2011 and 2010, respectively.  This lease was classified as a unrelated party capital lease.

The asset value of the equipment under capital lease is $58 thousand and $102 thousand and is recorded in property and equipment in the Company’s consolidated balance sheet for the years ended December 31, 2011 and 2010, respectively.

Unrelated Party Operating Leases

Unrelated party operating leases primarily consist of leases for servers, copiers and the telephone system.

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

On September 17, 2010, the Company entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. The Company has the right to further extend the term of the Bedford Lease for an additional five (5) year period. If the Company exercises this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPI-Trust agreed to reimburse the Company up to $50 thousand for all costs incurred by the Company in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. The Company believes that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $2.3 and $2.1 million for the years ended December 31, 2011 and 2010, respectively.

On August 29, 2008, the Company entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003.  The term of the Hudson Lease commenced on September 1, 2008, and was to continue for seven (7) years until August 31, 2015.  The annual rental rate for the first year of the Hudson Lease is $12.50 per square foot on a triple-net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building.  The annual rental rate increases on each anniversary by $0.75 per square foot.  In addition, the Company was required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease.  SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building.  The Company believes that the terms of the Hudson Lease are commercially reasonable and reflective of market rates.  The Hudson Lease is classified as a related party operating lease.  Rent expense under the Hudson Lease was $1.3 million for the years ended December 31, 2011 and 2010, respectively. In connection with sale of the Semiconductor Business Unit, the lease was terminated on March 9, 2012 and the Company was released from all future obligations under the lease as of such date, including future rent payments of $4.9 million. These payment obligations in the amounts of $1.0 million, $1.4 million, $1.5 million and $1.0 million would have been paid in years ended 2012, 2013, 2014 and 2015, respectively. The security deposit of $300 thousand will be used to off-set rent payments in the first quarter of 2012. See Note 17 to the consolidated financial statements.

11.      Employee Benefit Plans

Profit Sharing Plan

In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan.  The Company began discretionary matching contributions starting September 2008.  The Company’s matching contributions were approximately $151 thousand and $183 thousand for the year ended December 31, 2011 and 2010, respectively.

Deferred Compensation Plan

Effective January 1, 2002, the Company adopted the Spire Corporation Non-Qualified Deferred Compensation Plan (the “Plan”) for Roger Little, Chairman of the Board, Chief Executive Officer and President of the Company (the “Participant”).  Under this Plan, the Company makes equal monthly contributions to the Spire Corporation Non-Qualified Deferred Compensation Trust (the “Trust”) up to the annually required amount of $250 thousand. The Company records these contributions as selling, general and administrative expense when made. The Trustee makes all investment decisions for the Trust on behalf of the Participant. The

Company has not guaranteed a return on investment for the Participant, however, all earnings and losses on the Plan assets are borne by the Participant. All contributions and earnings are fully vested to the Participant when made but are subject to the Company’s creditors in the event of bankruptcy.  As a result, the assets held in the Plan have been recorded as available-for-sale investments in the consolidated balance sheets with a corresponding liability being recorded as deferred compensation. Unrealized gains and losses on the available-for-sale investments are recorded as accumulated other comprehensive income within the equity section of the consolidated balance sheets. A corresponding entry to deferred compensation is made to increase (decrease) the amounts due the Participant resulting from the changes in the asset value with an offsetting charge or credit to selling, general and administrative expense.

On November 17, 2011, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Plan for the Participant to permit the Participant to elect, subject to Compensation Committee approval, to receive all or any part of the deferred portion of the Participant's compensation under the Plan in shares of the Company's common stock in lieu of cash. The number of shares to be issued in lieu of such deferred compensation shall be equal to the dollar amount that would otherwise be credited to the Plan divided by the closing sale price per share of common stock on the date on which the Compensation Committee approves the Participant's election. The shares shall be issued under, and be subject to the terms, conditions and limitations of, the Company's 2007 Stock Equity Plan (the “2007 Plan”). The Plan permits one election to be made with respect to accumulated deferred compensation for 2010 and 2011 and, commencing in 2012, elections shall be made on a quarterly basis. All such elections shall be subject to and be contingent upon approval of the Compensation Committee. On November 17, 2011, the Participant elected to receive aggregate accumulated deferred compensation of $500,000 for 2010 and 2011 in shares of common stock (and the Compensation Committee approved such election), which, based on the closing sale price of the Company's common stock on such date ($0.78), is equal to approximately 641,025 shares. Because of limitations on awards under the 2007 Plan, the Plan was issued 200,000 of such shares, valued at approximately $156 thousand, in 2011. The remaining aggregate accumulated deferred compensation of $344 thousand will be settled through the issuance of additional shares in 2012. Compensation expense was approximately $250 thousand in the years ended December 31, 2011 and 2010, respectively.  Accrued compensation expense related to the Plan was $344 thousand and $250 thousand at December 31, 2011 and 2010, respectively.

12.      Loss Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the years ended December 31:

	2011	2010
Weighted average number of common and common equivalent shares outstanding – basic	8,386.188	8,341.356
Add: Net additional common shares upon assumed exercise of common stock options	—	—
Weighted average number of common and common equivalent shares outstanding – diluted	8,386.188	8,341.356

For the years ended December 31, 2011 and 2010, 1,950 and 18,079 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to the Company's losses.

In addition, for the years ended December 31, 2011 and 2010, 773,107 and 584,321 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

13.      Legal Matters

From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations.

On January 11, 2011, a civil complaint (the "Action") was filed in U.S. District Court in Massachusetts by Spire Biomedical, Inc., a wholly-owned subsidiary of the Company, against a contract manufacturer alleging breach of contract related to the manufacture of medical devices. On December 30, 2011, the Action was fully and finally settled between the parties. See Note 16 to the consolidated financial statements.

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

14.      Operating Segments and Related Information

The following table presents certain operating division information in accordance with the provisions of ASC 280, Segment Reporting.

(in thousands)	Spire Solar	Spire Biomedical	Opto-electronics	Corporate	Total Company
December 31, 2011
Net sales and revenues	$50,957	$7,785	$2,816	$—	$61,558
Operating income (loss) from continuing operations	(1,875)	1,561	(3,298)	—	(3,612)
Identifiable assets	11,229	1,853	2,671	8,425	24,178
Capital expenditures	90	—	82	107	279
Depreciation and amortization	355	376	775	328	1,834
Stock-based compensation	129	45	24	171	369

	Spire Solar	Spire Biomedical	Opto-electronics	Corporate	Total Company
December 31, 2010
Net sales and revenues	$66,858	$8,341	$4,643	$—	$79,842
Operating income (loss) from continuing operations	(2,029)	1,325	(2,131)	—	(2,835)
Identifiable assets	18,515	2,351	3,498	10,221	34,585
Capital expenditures	29	206	385	197	817
Depreciation and amortization	357	210	735	387	1,689
Stock-based compensation	133	63	38	266	500

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2011	%	2010	%
United States	$31,890	52%	$48,793	61%
Europe/N. Africa	5,744	9%	14,763	19%
Asia	21,777	35%	16,233	20%
Rest of the world	2,147	4%	53	—
	$61,558	100%	$79,842	100%

The Company's operations are focused on three primary business areas:  Spire Solar (comprised of solar equipment, solar systems and solar materials), Spire Biomedical (comprised of biomedical surface treatments and biophotonics research) and, until its sale on March 9, 2012, optoelectronics (comprised primarily of Spire Semiconductor).  Spire Solar and Spire Biomedical operate out of the Company's facility in Bedford, Massachusetts. Spire Semiconductor operated out of the Company’s facility in Hudson, New Hampshire. Each business area is independently managed and has separate financial results that are reviewed by the Board of Directors and Chief Executive Officer and the chief executive officers of each operating division.

On March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo Corporation. See Note

17 to the consolidated financial statements.

On December 14, 2009, the Company completed the sale the Medical Products Business Unit to Bard Access Systems, Inc. Accordingly, the results and assets of the Medical Products Business Unit are being presented herein as discontinued operations and assets held for sale. See Note 16 to the consolidated financial statements.

Operating income (loss) from continuing operations is net sales less cost of sales, selling, general and administrative expenses and gain on termination of contracts, but is not affected by non-operating income (expense), by income taxes or by net income from discontinued operations. In calculating operating income (loss) from continuing operations for individual business units, substantial administrative expenses incurred at the operating level that are common to more than one segment are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

Revenues from contracts with United States government agencies for 2011 and 2010 were approximately $8.8 million and $25.7 million, or 14% and 32% of consolidated net sales and revenues, respectively.

Revenues from the delivery of solar equipment to Servo Dynamics Co., Ltd. and First Solar, Inc. accounted for 15% and 10%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to PPS Berkshire Solar LLC accounted for 13% of total net sales and revenues for 2011. Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 1% and 12%, respectively, of total net sales and revenues for 2011.

Revenues from the delivery of a solar equipment cell line and solar equipment module line to Solaria Energia accounted for 10% and 5%, respectively, of total net sales and revenues for 2010. Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 7% and 21%, respectively, of total net sales and revenues for 2010.

Three customers represented approximately 19%, 12% and 10% of net accounts receivable, trade at December 31, 2011 and two customers represented approximately 16% and 12% of net accounts receivable, trade at December 31, 2010.

Republic of Singapore was the only foreign country that accounted for more than 10% of sales in 2011 and Spain and China were the only foreign countries that accounted for more than 10% of sales in 2010. Net sales to customers in Republic of Singapore accounted for $8.2 million in 2011 and net sales to customers in Spain and China accounted for $11.6 million and $8.6 million, respectively, in 2010.

15.      Gain on Termination of Contracts

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

In the fourth quarter of 2011, the Company determined that a purchase and sale agreement with Genus Innovation Ltd. (“Genus”) related to a module manufacturing line was terminated due to a breach of contract by Genus. Genus had failed to take delivery of equipment and make payments as required by the agreement. In the third quarter of 2011, the Company formally notified Genus that they were in breach of the agreement and provided Genus until October 30, 2011 to cure the breach. Genus failed to cure the breach as required by the agreement and the Company sent Genus formal notification on October 31, 2011 that the agreement was terminated. In the fourth quarter of 2011, the Company recognized a gain on termination of contracts of $409 thousand which relates to Genus' non-refundable deposit.

16.      Discontinued Operations and Assets Held for Sale

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

The Company initiated a voluntary recall of certain catheters based upon three field complaints of catheter malfunctions received in the third quarter of 2009. No patient injury or complications resulted from the malfunction. It was determined that under certain molding conditions, there was a possibility that insufficient bonding may occur which could cause the catheter to malfunction. As it could not be isolated to a particular lot, the Company initiated a voluntary recall of any inventory held by our distributors and their customers. As the manufacturer of record, the Company is responsible for ensuring that the product meets the product specifications and the associated product liability that may result in failure those specifications. The voluntary recall was initiated in October 2009 and in February 2010, the Company determined that it had achieved a 100% effectiveness rating based upon the recall criteria. The U.S. Food and Drug Administration advised the Company in June 2010 that the recalls were terminated. Not included in discontinued operations are certain indirect costs of the Medical Products Business Unit that have been reclassified to selling, general and administrative expense of $162 thousand for the twelve months ended December 31, 2010.

During the fourth quarter of 2011, the Company received a cash payment of $2.5 million in settlement of a breach of contract dispute with a contract manufacturer and recorded a net gain on legal settlement of $2.3 million in the same quarter. This amount has been recorded as a component of net income from discontinued operations.

Spire Biomedical warrants that any of its catheter products found to be defective will be replaced. No warranty is made that the failure of the product will not occur, and Spire disclaims any responsibility for any medical complications. Spire Biomedical warrants that its services only will meet the agreed upon specifications.

There were no assets of the Medical Products Business Unit as of December 31, 2011 and 2010. The liabilities of the Medical Products Business Unit as of December 31, 2011 and 2010 are as follows:

(in thousands)	December 31, 2011	December 31, 2010
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$94	$257
Accrued liabilities	23	109
Total current liabilities of discontinued operations	117	366
Total liabilities of discontinued operations	$117	$366

Condensed results of operations relating to the Medical Products Business Unit are as follows:

	Year Ended December 31,
(in thousands)	2011	2010
Net sales and revenues	$—	$1,656
Gross margin	$—	$(136)
Loss from discontinued operations before sale of business unit	$—	$(123)
Gain on sale of business unit, net of transaction expenses	—	2,604
Gain on legal settlement, net of transaction expenses	2,286	—
Income tax provision	(914)	(992)
Net income from discontinued operations, net of tax	$1,372	$1,489

17.      Sale of Semiconductor Business Unit

During the first quarter of 2012, the Company began pursuing an exclusive sales process of the Company's Semiconductor Business Unit and on March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo Corporation. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, on the closing date the Company received approximately $7.2 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. The purchase price is subject to post-closing adjustments based on the balance sheet of the business as of the closing date. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months to partially secure the Company's obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and the Company was released from all future obligations under the lease as of such date.

18.      Subsequent Events

The Company evaluated subsequent events through the date of this filing. Except as disclosed in Note 17, there were no other material events that impacted the consolidated financial statements or disclosures.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 13, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control—Integrated Framework, the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2011.

McGladrey & Pullen, LLP, our registered independent public accounting firm, was not required to and has not issued a report concerning the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, we improved on our previously disclosed material weakness related to the deferred tax analysis and related disclosures. Additionally, we retained new software services that improved our previously disclosed significant deficiencies in our internal control over financial reporting. Based on these improvements and our evaluation under the framework in Internal Control—Integrated Framework, the management of our Company concluded that our internal control over financial reporting became effective during the quarter ended December 31, 2011.

Except as noted above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Item 9B.      Other Information

None

PART III

Item  10.      Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers and corporate governance is set forth in the Proxy Statement for the Special Meeting in Lieu of 2012 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.  Information concerning compliance with Section 16(a) of the Exchange Act is set forth under “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement and is incorporated herein by reference.

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

2.1
Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation, incorporated by reference to Exhibit 2.5 to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009. +

2.2
Extension dated September 25, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation, incorporated by reference to Exhibit 2.6 to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

2.3
Extension dated October 30, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation, incorporated by reference to Exhibit 2.7 to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

2.4
Extension dated November 30, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation, incorporated by reference to Exhibit 2.8 to the Company’s Form 8-K filed with the SEC on December 18, 2009.

2.5
Amendment dated December 14, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation, incorporated by reference to Exhibit 2.9 to the Company’s Form 8-K filed with the SEC on December 18, 2009. +

3.1	Articles of Organization as amended, incorporated by reference to Exhibit 3(a) to the Company’s Form 10-QSB for the quarter ended June 30, 1997.
3.2	By-Laws, as amended, incorporated by reference to Exhibit 3(b) to the Company's Form 10-K for the year ended December 31, 1989.
10.1	Employment Agreement with Roger G. Little dated as of January 1, 2002, incorporated by reference to Exhibit 10(e) to the Company's Form 10-KSB for the year ended December 31, 2001 (“2001 10-KSB”).
10.2	Amendment No. One dated November 18, 2004 to Employment Agreement for Roger G. Little, incorporated by reference to Exhibit 10(m) to the Company’s 2004 Form 10-KSB.
10.3
Non-Qualified Deferred Compensation Plan for Roger Little (Amended and Restated Effective as of November 17, 2011), incorporated by reference to Exhibit 10.41 to the Company’s Form 8-K filed with the SEC on November 22, 2011.

10.4	Spire Corporation 1996 Equity Incentive Plan, incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 15, 2004.
10.5	Spire Corporation 2007 Stock Equity Plan, incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on June 5, 2007.
10.6	Spire Corporation 401(k) Profit Sharing Plan, incorporated by reference to Exhibit 10(h) to the Company’s Form 10-KSB for the year ended December 31, 2003 (“2003 10-KSB”).
10.7
Trust Agreement dated April 1, 2004 between the Company and Riggs Bank N.A. as Trustee of the Company’s 401(k) Profit Sharing Plan, incorporated by reference to Exhibit 10(1) to the Company’s Form 10-KSB for the year ended December 31, 2004 (“2004 10-KSB”).

10.8	Amendment Number Four to the Spire Corporation 401(k) Profit Sharing Plan dated November 21, 2005, incorporated by reference to Exhibit 10(p) to the Company’s 2005 Form 10-KSB.
10.9	Amendment Number Five to the Spire Corporation 401(k) Profit Sharing Plan dated December 22, 2006, incorporated by reference to Exhibit 10(u) to the Company’s 2006 Form 10-KSB.
10.10
Lease Agreement, dated September 1, 2008, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation, incorporated by reference to Exhibit 10(ae) to the Company’s Form 8-K filed with the SEC on August 29, 2008.

10.11
Lease Agreement, dated November 30, 2007, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation (lease of premises, approximately 144,230 sq. ft.), incorporated by reference to Exhibit 10(y) to the Company’s Form 8-K filed with the SEC on December 6, 2007.

10.12
First Amendment to Lease Agreement, dated September 17, 2010, between Roger G. Little, Trustee of SPI-Trust, and Spire Corporation (lease of premises, approximately 144,230 sq. ft.), incorporated by reference to Exhibit 10(ay) to the Company’s Form 8-K filed with the SEC on September 22, 2010.

10.13
Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(af) to the Company’s 2009 Form 10-Q for the quarter ended June 30, 2009.

10.14
Export-Import Bank Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ag) to the Company’s 2009 Form 10-Q for the quarter ended June 30, 2009.

10.15
Waiver Agreement, dated August 13, 2009, related to the Amended and Restated Loan and Security Agreement, dated June 22, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ah) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.16
Second Amended and Restated Loan and Security Agreement, dated November 16, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(au) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.

10.17
Amended and Restated Export-Import Bank Loan and Security Agreement, dated November 16, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(av) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.

10.18
First Loan Modification Agreement (Domestic), dated June 15, 2010, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(aw) to the Company’s 2010 Form 10-Q for the quarter ended June 30, 2010.

10.19
First Loan Modification Agreement (Exim), dated June 15, 2010, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ax) to the Company’s 2010 Form 10-Q for the quarter ended June 30, 2010.

10.20
Second Loan Modification Agreement (Domestic), dated November 8, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.21
Second Loan Modification Agreement (Exim), dated November 8, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.22
Third Loan Modification Agreement (Domestic), dated December 30, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.23
Third Loan Modification Agreement (Exim), dated December 30, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.24
Solicitation/Contract/Order for Commercial Items, dated November 28, 2008, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(ap) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.25
Amendment of Solicitation/Modification of Contract MOD01 to Solicitation/Contract/Order for Commercial Items, dated April 20, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(aq) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.26
Amendment of Solicitation/Modification of Contract MOD02 to Solicitation/Contract/Order for Commercial Items, dated June 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(ar) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.27
Amendment of Solicitation/Modification of Contract MOD03 to Solicitation/Contract/Order for Commercial Items, dated September 8, 2009, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(as) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.28
Amendment of Solicitation/Modification of Contract MOD04 to Solicitation/Contract/Order for Commercial Items, dated January 8, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(at) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.*

10.29
Amendment of Solicitation/Modification of Contract MOD05 to Solicitation/Contract/Order for Commercial Items, with an effective date of June 15, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(az) to the Company’s 2010 Form 10-Q for the quarter ended September 30, 2010.*

10.30
Amendment of Solicitation/Modification of Contract MOD06 to Solicitation/Contract/Order for Commercial Items, with an effective date of October 01, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(aaa) to the Company’s 2010 Form 10-Q for the quarter ended September 30, 2010.*

10.31
Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated August 26, 2009, by and between Spire Corproation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(ai) to the Company's 2009 Form 10-Q for the quarter ended September 30, 2009.

10.32
Purchase and Sale Agreement for 50MW Solar Module Production Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(aj) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009. *

10.33
Project Management Agreement for Utilities & Infrastructure Supply for Spire Cell and Module Line, dated August 26, 2009, by and between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(ak) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009. *

10.34
Memorandum of Agreement, dated August 26, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(al) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.35
Amendment No. 1 to Purchase and Sale Agreement for 60MW Solar Cell Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(am) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.36
Amendment No. 1 to Purchase and Sale Agreement for 50MW Solar Module Production Line, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(an) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

10.37
Amendment No. 1 to Memorandum of Agreement, dated September 17, 2009, between Spire Corporation and Uni-CHEM Co., Ltd., incorporated by reference to Exhibit 10(ao) to the Company’s 2009 Form 10-Q for the quarter ended September 30, 2009.

14	Code of Business Conduct and Ethics incorporated by reference to Exhibit 14 to the 2003 10-KSB.
21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the 2003 10-KSB.
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Lable Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Portions of this Exhibit have been omitted pursuant to a grant of confidential treatment.
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

SPIRE CORPORATION

Date:	March 15, 2012	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Little	Chairman of the Board, Chief Executive Officer and President	March 15, 2012
Roger G. Little	(Principal Executive Officer)

/s/ Robert S. Lieberman	Chief Financial Officer and Treasurer	March 15, 2012
Robert S. Lieberman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Udo Henseler	Director	March 15, 2012
Udo Henseler

/s/ David R. Lipinski	Director	March 15, 2012
David R. Lipinski

/s/ Mark C. Little	Chief Executive Officer, Spire Biomedical and Director	March 15, 2012
Mark C. Little

/s/ Michael J. Magliochetti	Director	March 15, 2012
Michael J. Magliochetti

/s/ Guy L. Mayer	Director	March 15, 2012
Guy L. Mayer

/s/ Roger W. Redmond	Director	March 15, 2012
Roger W. Redmond

EXHIBIT INDEX

Exhibit	Description
10.20
Second Loan Modification Agreement (Domestic), dated November 8, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.21
Second Loan Modification Agreement (Exim), dated November 8, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.22
Third Loan Modification Agreement (Domestic), dated December 30, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.23
Third Loan Modification Agreement (Exim), dated December 30, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer pursuant to §302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Lable Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**
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