Form 10-Q
period 2012-03-31
SPIRE Corp
filed 2012-05-10
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of May 7, 2012 was 8,562,633.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$8,362	$4,758
Restricted cash	—	21
Accounts receivable – trade, net	2,594	3,464
Inventories, net	6,919	7,153
Deferred cost of goods sold	65	180
Deposits on equipment for inventory	389	609
Prepaid expenses and other current assets	819	757
Current assets of discontinued operations and assets held for sale	33	694
Total current assets	19,181	17,636

Property and equipment, net	1,216	1,354
Intangible and other assets, net	482	490
Available-for-sale investments, at quoted market value (cost of $2,232 and $2,204 at March 31, 2012 and December 31, 2011, respectively)	2,765	2,405
Restricted cash - long term	720	—
Deposit – related party	—	300
Non-current assets of discontinued operations and assets held for sale	—	1,993
Total assets	$24,364	$24,178
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	28	37
Revolving line of credit	1,157	1,157
Accounts payable	2,069	3,405
Accrued liabilities	3,609	3,451
Advances on contracts in progress	1,331	2,232
Liabilities of discontinued operations	218	1,654
Total current liabilities	8,412	11,936

Long-term portion of capital lease obligation	18	21
Deferred compensation	2,765	2,405
Other long-term liabilities	714	1,106
Total long-term liabilities	3,497	3,532
Total liabilities	11,909	15,468
Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,562,633 shares issued and outstanding on March 31, 2012 and December 31, 2011, respectively	86	86
Additional paid-in capital	22,558	22,510
Accumulated deficit	(10,722)	(14,087)
Accumulated other comprehensive income	533	201
Total stockholders’ equity	12,455	8,710
Total liabilities and stockholders’ equity	$24,364	$24,178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Net sales and revenues
Sales of goods	$5,489	$15,717
Contract research and service revenues	1,986	2,011
Total net sales and revenues	7,475	17,728

Cost of sales and revenues
Cost of goods sold	4,288	13,347
Cost of contract research and services	1,234	1,263
Total cost of sales and revenues	5,522	14,610
Gross margin	1,953	3,118

Operating expenses
Selling, general and administrative expenses	3,464	4,065
Internal research and development expenses	98	333
Total operating expenses	3,562	4,398
Operating loss from continuing operations	(1,609)	(1,280)

Interest expense, net	(31)	(31)
Foreign exchange gain	2	3
Total other expense, net	(29)	(28)

Loss from continuing operations before income tax benefit	(1,638)	(1,308)
Income tax benefit - continuing operations	1,992	—
Income (loss) from continuing operations	354	(1,308)

Loss from discontinued operations before sale of business unit	(430)	(703)
Gain on sale of business unit, net of transaction expenses	5,449	—
Income tax provision - discontinued operations	(2,008)	—
Income (loss) from discontinued operations, net of tax	3,011	(703)

Net Income (loss)	$3,365	$(2,011)

Basic income (loss) per share:
From continuing operations, net of tax	$0.04	$(0.16)
From discontinued operations, net of tax	0.35	(0.08)
Basic Income (loss) per share	$0.39	$(0.24)

Diluted income (loss) per share:
From continuing operations, net of tax	$0.04	$(0.16)
From discontinued operations, net of tax	0.35	(0.08)
Diluted Income (loss) per share	$0.39	$(0.24)

Weighted average number of common and common equivalent shares outstanding – basic	8,562,633	8,360,383

Weighted average number of common and common equivalent shares outstanding – diluted	8,565,487	8,360,383
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Comprehensive income:
Net Income (loss)	$3,365	$(2,011)
Other comprehensive income:
Change in unrealized gain on available for sale marketable securities, net of tax	332	74
Total comprehensive income (loss)	$3,697	$(1,937)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net Income (loss)	$3,365	$(2,011)
Less: Net income (loss) from discontinued operations, net of tax	3,011	(703)
Income (loss) from continuing operations	354	(1,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	204	224
Deferred tax benefit	(2,008)	—
Deferred compensation	332	74
Stock-based compensation	55	106
Provision for (reversal of) accounts receivable reserves	8	(9)
Provision for inventory reserve	56	150
Changes in assets and liabilities:
Restricted cash	(699)	—
Accounts receivable	862	1,114
Inventories	178	(1,440)
Deferred cost of goods sold	115	344
Deposits, prepaid expenses and other current assets	158	(229)
Accounts payable, accrued liabilities and other liabilities	(1,355)	1,107
Deposit - related party	300	—
Advances on contracts in progress	(901)	(348)
Net cash used in operating activities of continuing operations	(2,341)	(215)
Net cash provided by (used in) operating activities of discontinued operations	3,887	(256)
Net cash provided by (used in) operating activities	1,546	(471)

Cash flows from investing activities:
Purchase of property and equipment	(53)	(77)
Additions to intangible and other assets	(5)	(17)
Net cash used in investing activities of continuing operations	(58)	(94)
Net cash provided by (used in) investing activities of discontinued operations	2,128	(14)
Net cash provided by (used in) investing activities	2,070	(108)

Cash flows from financing activities:
Principal payments on capital lease obligations	(12)	(10)
Proceeds from exercise of stock options	—	9
Net cash used in financing activities	(12)	(1)
Net increase (decrease) in cash and cash equivalents	3,604	(580)

Cash and cash equivalents, beginning of period	4,758	6,259
Cash and cash equivalents, end of period	$8,362	$5,679

Supplemental disclosures of cash flow information:
Interest paid	$31	$31
Income taxes paid (refunded), net	$5	$(35)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 and 2011

1.	Description of the Business

Spire Corporation ("Spire" or the "Company") develops, manufactures and markets highly-engineered products and services in two principal business areas: (i) capital equipment and systems for the photovoltaic solar industry and (ii) biomedical, generally bringing to bear expertise in materials technologies, surface science and thin films across both business areas, discussed below.

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

On December 14, 2009, the Company completed the sale of its medical products business unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 12 to the unaudited condensed consolidated financial statements.

On March 9, 2012, the Company completed the sale of its semiconductor business unit, which provides semiconductor foundry services, operates a semiconductor foundry and fabrication facility and is engaged in the business of wafer epitaxy, foundry services, and device fabrication for the defense, medical, telecommunications and consumer products markets (the “Semiconductor Business Unit”), to Masimo Corporation ("Masimo"). Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit are being presented herein as discontinued operations. See Note 12 to the unaudited condensed consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company’s solar equipment line, delivery of solar systems and solar materials.  Export sales, which amounted to 65% and 41% of net sales and revenues for the three months ended March 31, 2012 and 2011, respectively, continue to contribute a significant portion of the Company's net sales and revenues.

The Company has incurred operating losses from continuing operations in 2012 and 2011.  Operating loss from continuing operations was $1.6 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.  Net cash provided by operating activities was $1.5 million for the three months ended March 31, 2012, which includes $3.9 million of cash provided by operating activities of discontinued operations. Net cash used in operating activities was $471 thousand for the three months ended March 31, 2011. As of March 31, 2012, the Company had unrestricted cash and cash equivalents of $8.4 million compared to $4.8 million as of December 31, 2011.  The Company has numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  The maturity date of the Company's credit facilities is December 29, 2012. The Company has developed several plans including cost containment efforts and outside financing to offset a decline in business due to global economic conditions.  As a result, the Company believes it has sufficient resources to finance its current operations through at least March 31, 2013.

2.	Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") regarding interim financial reporting.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s financial position as of March 31, 2012 and December 31, 2011 and the results of its operations for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.  The unaudited condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements as of that date.  During the second quarter of 2009, the Company began pursing an exclusive sales process of its Medical Products Business Unit.  On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard. During the first quarter of 2012, the Company began pursing an exclusive sales process of its Semiconductor Business Unit and on March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo.   Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit and the liabilities of the Medical Products Business Unit are being presented herein as discontinued operations.  See Note 12 to the unaudited condensed consolidated financial statements.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-05 ("ASU 2011-05"), Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. In December 2011, the requirement regarding the presentation of reclassification adjustments out of accumulated other comprehensive income was deferred indefinitely. ASU 2011-05 is effective for public companies for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 on January 1, 2012, which only changed the manner of comprehensive income presentation in the consolidated financial statements. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. The Company adopted ASU 2011-04 on January 1, 2012. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

3.	Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following:

(in thousands)	March 31, 2012	December 31, 2011
Amounts billed	$2,492	$3,327
Accrued revenue	150	177
	2,642	3,504
Less: Allowance for doubtful accounts	(48)	(40)
Net accounts receivable - trade	$2,594	$3,464
Advances on contracts in progress	$1,331	$2,232

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of zero and $13 thousand for the three months ended March 31, 2012 and 2011, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.	Inventories and Deferred Costs of Goods Sold

Inventories, net of $915 thousand and $860 thousand of reserves at March 31, 2012 and December 31, 2011, respectively, consist of the following at:

(in thousands)	March 31, 2012	December 31, 2011
Raw materials	$2,145	$2,284
Work in process	2,737	3,871
Finished goods	2,037	998
Net inventory	$6,919	$7,153
Deferred cost of goods sold	$65	$180

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed.  The Company defers these costs until the related revenue is recognized.

5.	Income (Loss) Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted income(loss) per share computations for the periods ended:

	Three Months Ended March 31,
	2012	2011
Weighted average number of common and common equivalent shares outstanding – basic	8,562,633	8,360,383
Add: Net additional common shares upon assumed exercise of common stock options	2,854	—
Adjusted weighted average number of common and common equivalents shares outstanding – diluted	8,565,487	8,360,383

For the three months ended March 31, 2011, 574,914 shares, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive due to the Company’s net loss position.

In addition, for the three months ended March 31, 2012 and 2011, 740,482 and 537,447 shares, respectively, of common stock issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.	Operating Segments and Related Information

The following table presents certain continuing operating division information in accordance with the provisions of ASC 280, “Segments Reporting.”

(in thousands)	Solar	Biomedical	Total Company
For the three months ended March 31, 2012
Net sales and revenues	$5,853	$1,622	$7,475
Operating loss from continuing operations	$(1,544)	$(65)	$(1,609)

For the three months ended March 31, 2011
Net sales and revenues	$15,778	$1,950	$17,728
Operating income (loss) from continuing operations	$(1,486)	$206	$(1,280)

The following table shows net sales and revenues by geographic area (based on customer location):

	Three Months Ended March 31,
(in thousands)	2012	%	2011	%
United States	$2,598	35%	$10,524	59%
Europe/Africa	2,241	30	659	4
Asia	2,583	34	6,544	37
Rest of the world	53	1	1	—
	$7,475	100%	$17,728	100%

Revenues from contracts with United States government agencies for the three months ended March 31, 2012 and 2011 were approximately $424 thousand and $7.7 million or 6% and 43% of total net sales and revenues, respectively.

Revenues from the delivery of solar equipment to three customers accounted for 23%, 19% and 13%, respectively, of total net sales and revenues for the three month period ended March 31, 2012.

Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to the same customer account for 1% and 41%, respectively, of total net sales and revenues for the three month period ended March 31, 2011.  Revenues from the delivery of solar equipment to one customer account for 14% of total net sales and revenues for the three month period ended March 31, 2011.

Three customers represented approximately 14%, 13% and 12%, respectively, of net accounts receivable, trade at March 31, 2012 and three customers represented approximately 21%, 13% and 11%, respectively, of net accounts receivable, trade at December 31, 2011.

7.	Intangible and Other Assets

Patents amounted to $130 thousand and $137 thousand, net of accumulated amortization of $774 thousand and $767 thousand, at March 31, 2012 and December 31, 2011, respectively. Licenses amounted to $64 thousand and $65 thousand, net of accumulated amortization of $11 thousand and $10 thousand, at March 31, 2012 and December 31, 2011, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by, the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents.  Amortization expense, relating to patents and licenses, was approximately $13 thousand and $16 thousand for the three months ended March 31, 2012 and 2011, respectively.

For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at March 31, 2012 of $125 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

(in thousands)	Amortization Expense
2012 remaining 9 months	$60
2013	74
2014	65
2015	44
2016 and beyond	76
$319

Also included in other assets are refundable deposits made by the Company of approximately $163 thousand at March 31, 2012 and December 31, 2011, respectively.

8.	Available-for-Sale Investments

Available-for-sale securities consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was $533 thousand and $201 thousand as of March 31, 2012 and December 31, 2011, respectively.

(in thousands)	Available-for-sale Investments
Balance, December 31, 2011	$201
Net change in unrealized gain on available for sale marketable securities	332
Balance, March 31, 2012	$533

9.	Fair Value Measurements

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three months ended March 31, 2012, none of the Company's instruments were reclassified between Level 1, Level 2 or Level 3.

The following table presents the financial instruments related to the Company’s available-for-sale investment carried at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance as of March 31, 2012	Level 1	Level 2	Level 3
Cash and short term investments	$42	$42	$—	$—
Common stock
Basic Materials	79	79	—	—
Consumer Goods	16	16	—	—
Financial	55	55	—	—
Healthcare	56	56	—	—
Industrial Goods	27	27	—	—
Services	81	81	—	—
Technology	259	259	—	—
Utilities	8	8
Total Common Stock	581	581	—	—
Mutual Fund
Diversified Emerging Markets	175	—	175	—
Foreign Large Blend	144	—	144	—
Foreign Large Growth	193	—	193	—
Foreign Small/Mid Value	144	—	144	—
Large Growth	536	—	536	—
Small Blend	196	196	—	—
Value Fund	74	—	74	—
Total Mutual Fund	1,462	196	1,266	—
Fixed income
Domestic	646	—	646	—
International	34	—	34	—
Total Fixed Income	680	—	680	—
Total available-for-sale investments (1)	$2,765	$819	$1,946	$—
Percent of total	100%	30%	70%	—%

(in thousands)	Balance of December 31, 2011	Level 1	Level 2	Level 3
Cash and short term investments	$65	$65	$—	$—
Common Stock
Basic Materials	72	72	—	—
Consumer Goods	18	18	—	—
Financial	48	48	—	—
Healthcare	53	53	—	—
Industrial Goods	22	22	—	—
Services	78	78	—	—
Technology	151	151	—	—
Total Common Stock	442	442	—	—
Mutual Fund
Diversified Emerging Markets	155	—	155	—
Foreign Large Blend	123	—	123	—
Foreign Large Growth	171	—	171	—
Foreign Small/Mid Value	136	—	136	—
Value Fund	69	—	69	—
Large Growth	490	—	490	—
Small Blend Total	192	192	—	—
Total Mutual Funds	1,336	192	1,144	—
Fixed Income
Domestic	535	—	535	—
International	27	—	27	—
Total Fixed Income	562	—	562	—
Total available for-sale-investments (1)	$2,405	$699	$1,706	$—
Percent of total	100%	29%	71%	—%

(1)
Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Company’s unaudited condensed consolidated balance sheets.

The carrying amounts reflected in the Company's unaudited condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term maturities. The fair value of the Company's revolving line of credit has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and remaining maturities. Due to the short-term nature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the revolving line of credit approximates fair value at March 31, 2012 and December 31, 2011.

10.	Notes Payable and Credit Arrangements

On November 16, 2009, the Company entered into two separate amended and restated credit facilities with Silicon Valley Bank (the “Bank” or “SVB”) to provide for credit lines of up to $8 million in the aggregate: (i) a Second Amended and Restated Loan and Security Agreement (the “Second Restated Revolving Credit Facility”) pursuant to which the Bank agreed to provide the Company with a credit line of up to $3 million and (ii) an Amendment and Restated Export-Import Bank Loan and Security Agreement (the “Restated Ex-Im Facility”) pursuant to which the Bank agreed to provide the Company with a credit line of up to $5 million to be guaranteed by the Export-Import Bank of the United States (the "EXIM Bank").

The Company's obligations under these two amended credit facilities are secured by substantially all of the assets of the Company. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) 50% of the value of eligible inventory, as defined. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined.

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

Advances outstanding under the Second Restated Revolving Credit Facility were $657 thousand and zero at March 31, 2012 and December 31, 2011, respectively.  Advances outstanding under the Restated Ex-Im Facility were $500 thousand and $1.2 million at March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.0% and 6.0%, respectively. The Company has utilized $1.4 million of the guidance line at March 31, 2012 and December 31, 2011, respectively. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $3.4 million as of March 31, 2012.

11.	Stock-Based Compensation and Stock Option Plan

The Company has recognized stock-based compensation expense of approximately $55 thousand and $106 thousand for the three months ended March 31, 2012 and 2011, respectively. The total non-cash, stock-based compensation expense included in the condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended March 31,
(in thousands)	2012	2011

Cost of contract research, services	$4	$5
Cost of goods sold	15	22
Administrative and selling	36	79
Total stock-based compensation	$55	$106

At March 31, 2012, the Company had outstanding options under two option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”, together the “Plans”).  Both Plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company.  Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.  The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of options outstanding under the Plans as of March 31, 2012 and changes during the three month period is as follows:

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2011	793,107	$6.40
Granted	—	$—
Exercised	—	$—
Cancelled/expired	(42,625)	$5.56
Options Outstanding at March 31, 2012	750,482	$6.45	5.74	$3,900
Options Exercisable at March 31, 2012	616,107	$6.66	5.31	$3,900
Option vested and expected to vest at March 31, 2012	744,033	$6.65	5.27	$—

Compensation expense related to stock options to be charged in future periods amounts to approximately $261 thousand at March 31, 2012 and will be recognized over a weighted-average period of 1.69 years.

The per-share weighted-average fair value of stock options granted during the three months ended March 31, 2012 and 2011 was zero and $2.92, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2012	—	—%	—	—%
2011	—	2.07%	5.1 years	75.8%

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

12.	Discontinued Operations and Assets Held for Sale

In accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations, the accompanying unaudited condensed consolidated balance sheets, statements of operations and cash flows present the results of operations and assets and liabilities of the Semiconductor Business Unit and the liabilities of the Medical Products Business Unit as discontinued operations.

Sales of Medical Products Business Unit

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

Sale of Semiconductor Business Unit

During the first quarter of 2012, the Company began pursuing an exclusive sales process of the Company's Semiconductor Business Unit. The Company (i) determined that the Semiconductor Business Unit was a separate component of the Company's business as, historically, management reviewed separately the Semiconductor Business Unit's financial results apart from the Company's ongoing continuing operations, (ii) eliminated the Semiconductor Business Unit's financial results from ongoing operations and (iii) determined that the Company will have no further continuing involvement in the operations of the Semiconductor Business Unit or cash flows from the Semiconductor Business Unit after the sale.

On March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash, accounts receivable and liabilities assumed by Masimo in excess of $500 thousand. As a result, in the first quarter of 2012 the Company received approximately $7.3 million in cash (less the escrow described below) and incurred legal and transaction related fees of $425 thousand and Masimo assumed approximately $1.2 million in liabilities. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months to partially secure the Company's obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located, was terminated on March 9, 2012, and the Company was released from all future obligations under the lease as of such date.

Summarized Financial Information of the Discontinued Operations

The assets and liabilities of the Semiconductor Business Unit and liabilities of the Medical Products Business Unit as of March 31, 2012 and December 31, 2011 are as follows:

(in thousands)	March 31, 2012	December 31, 2011
Assets
Current Assets
Accounts receivable - trade, net	33	307
Inventories, net	—	337
Prepaid expenses and other current assets	—	50
Total current assets of discontinued operations and assets held for sale	33	694
Net property and equipment	—	1,927
Intangibles & other assets, net	—	66
Total Assets of discontinued operations and assets held for sale	33	2,687
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$195	$1,206
Accrued liabilities	23	253
Current portion of advances on contracts in progress	—	195
Total current liabilities of discontinued operations	218	1,654
Other long-term liabilities	$—	$215
Total liabilities of discontinued operations	$218	$1,869

The Medical Products Business Unit had no results of operations for the three months ended March 31, 2012 and March 31, 2011. Condensed results of operations relating to the Semiconductor Business Unit for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months Ended
(in thousands)	2012	2011
Net sales and revenues	$425	$713
Gross margin	$(296)	$(405)
Loss from discontinued operations before sale of business unit	$(430)	$(703)
Gain on sale of business unit, net of transaction expenses	5,449	—
Income tax provision	(2,008)	—
Net income (loss) from discontinued operations, net of tax	$3,011	$(703)

13.	Subsequent Events

The Company evaluated subsequent events through the date of this filing and had no subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the Annual Report on Form 10-K for the year ended December 31, 2011 and in subsequent period reports filed with the Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying Consolidated Financial Statements, including the Notes thereto.

Overview

We develop, manufacture and market highly-engineered products and services in two principal business areas: (i) capital equipment and systems for the photovoltaic solar industry and (ii) biomedical, generally bringing to bear expertise in materials technologies, surface science and thin films across both business areas, discussed below.

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

On March 9, 2012, we completed the sale of our semiconductor business unit, which provides semiconductor foundry services, operates a semiconductor foundry and fabrication facility and is engaged in the business of wafer epitaxy, foundry services, and device fabrication for the defense, medical, telecommunications and consumer products markets (the “Semiconductor Business Unit”), to Masimo Corporation ("Masimo"). See Note 12 to the unaudited condensed consolidated financial statements.

On December 14, 2009, we completed the sale of our Medical Products Business Unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 12 to the unaudited condensed consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems.  Export sales, which amounted to 65% and 41% of net sales and revenues for the three months ended March 31, 2012 and 2011, respectively, continue to constitute a significant portion of our net sales and revenues

Results of Operations

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended March 31,
	2012	2011
Net sales and revenues	100%	100%
Cost of sales and revenues	(74)	(82)
Gross margin	26	18
Selling, general and administrative expenses	(47)	(23)
Internal research and development expenses	(1)	(2)
Operating loss from continuing operations	(22)	(7)
Other expense, net	—	—
Loss from continuing operations before income tax benefit	(22)	(7)
Income tax benefit - continuing operations	27	—
Income (loss) from continuing operations	5	(7)
Income (loss) from discontinued operations, net of tax	40	(4)
Net income (loss)	45%	(11)%

Overall

Our total net sales and revenues for the three months ended March 31, 2012 were $7.5 million as compared to $17.7 million for the three months ended March 31, 2011, which represents a decrease of $10.2 million or 58%. The decrease was primarily attributable to a $9.9 million decrease in solar revenue and a decrease of $328 thousand in biomedical revenue.

Solar Business Unit

Sales in our solar business unit decreased 63% during the three months ended March 31, 2012 to $5.9 million as compared to $15.8 million for the three months ended March 31, 2011. The decrease is the result of no solar cell material revenue in 2012 due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011 and a decrease in solar module equipment sales in 2012.

Biomedical Business Unit

Revenues on our biomedical business unit decreased 17% during the three months ended March 31, 2012 to $1.6 million as compared to $2.0 million for the three months ended March 31, 2011.  The decrease was primarily attributable to a decrease in revenue from our orthopedics coating services and, to a lesser extent, a decrease in revenue from our research and development contracts.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Three Months Ended March 31,		Decrease
(in thousands)	2012	2011	$	%
Sales of goods	$5,489	$15,717	(10,228)	(65)%
Contract research and services revenues	1,986	2,011	(25)	(1)%
Net sales and revenues	$7,475	$17,728	(10,253)	(58)%

The 65% decrease in sales of goods for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to a decrease of $7.2 million in solar cell materials revenue, a decrease of $2.5 million in solar module manufacturing equipment revenues and a decrease of $459 thousand in solar systems revenues. The decrease in sales of solar cell materials, all to one customer, of 100% in 2012 as compared to 2011 was due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease in solar module equipment sales of 32% in 2012 as compared to 2011 was primarily due to a decrease in individual module equipment units delivered in 2012. The decrease in sales of solar systems of 99% in 2012 as compared to 2011 was primarily due to the completion of a photovoltaic system project in 2011.

The 1% decrease in contract research and services revenues for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to a decrease of $328 thousand in biomedical revenue, partially offset by an increase of $303 thousand in solar research and development revenue.  Revenues from our biomedical services decreased 17% in 2012 as compared to 2011 as a result of a decrease in the number and value of biomedical orders in 2012 along with revenue recognized on a large biomedical funded research project favorably impacting 2011. Revenues from our solar research and development services increased 494% in 2012 as compared to 2011 as a result of revenue recognized on two government funded solar research projects in 2012.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Three Months Ended March 31,				Decrease
(in thousands)	2012	%	2011	%	$	%
Cost of goods sold	$4,288	78%	$13,347	85%	$(9,059)	(68)%
Cost of contract research and services	1,234	62%	1,263	63%	(29)	(2)%
Net cost of sales and revenues	$5,522	74%	$14,610	82%	$(9,088)	(62)%

Cost of goods sold decreased 68% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of decreased costs related to solar cell materials, solar module equipment and solar systems. The decrease in costs of solar cell materials, all to one customer, of 100% in 2012 as compared to 2011 was due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease in solar module equipment costs of 31% in 2012 as compared to 2011 was primarily due to a decrease in associated revenue. The decrease of solar system costs of 81% in 2012 as compared to 2011 was primarily due to the completion of a photovoltaic system project in 2011 as compared to none in 2012. As a percentage of sales, cost of goods sold was 78% of sales of goods in 2012 as compared to 85% of sales of goods in 2011. This decrease in the percentage of sales in 2012 is due to a favorable product mix with higher margins in solar module equipment sales.

Cost of contract research and services decreased 2% for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of decreased costs related to biomedical services, partially offset by increased costs related to solar research and development services. The decrease in biomedical services costs of 11% in 2012 as compared to 2011 was primarily due to a decrease in associated revenue. The increase in solar research and development services costs of 147% in 2012 as compared to 2011 was primarily due to an increase in associated revenue. Cost of contract research and services as a percentage of related revenue decreased slightly to 62% of related revenues in 2012 from 63% in 2011.

Cost of sales and revenues also includes approximately $19 thousand and $27 thousand of stock-based compensation for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Three Months Ended March 31,				Decrease
(in thousands)	2012	%	2011	%	$	%
Selling, general and administrative	$3,464	46%	$4,065	23%	$(601)	(15)%
Internal research and development	98	1%	333	2%	(235)	(71)%
Operating expenses	$3,562	48%	$4,398	25%	$(836)	(19)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 15% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of a decrease in commissions, marketing, rent and employee related expenses in the solar business unit, partially offset by a charge related to the change in value of the deferred compensation plan.  Selling, general and administrative expense increased to 46% of sales and revenues in 2012 as compared to 23% in 2011.  The increase was primarily due to the decrease in sales and revenues.

Selling, general and administrative expenses include approximately $36 thousand and $79 thousand of stock-based compensation for the three months ended March 31, 2012 and 2011, respectively.

Internal Research and Development

Internal research and development expense decreased 71% in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily as a result of lower levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses decreased slightly in 2012 when compared to 2011.

Other Expense, Net

We incurred interest expense of $31 thousand for the three months ended March 31, 2012 and 2011, respectively.  We had currency exchange gains of approximately $2 thousand and $3 thousand during the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

We recorded an income tax benefit on our loss from continuing operations of $2.0 million during the three months ended March 31, 2012, which was offset by a provision on our income from discontinued operations of $2.0 million during the three months ended March 31, 2012. Gross federal net operating loss carryforwards were approximately $14 million as of December 31, 2011 and expire at various times through 2031. We have a full valuation allowance recorded against the net deferred tax assets at March 31, 2012 due to uncertainty regarding realization of these assets in the future.

Loss from Discontinued Operations

During the first quarter of 2012, the we began pursuing an exclusive sales process of the our Semiconductor Business Unit.
On March 9, 2012, we completed the sale of the Semiconductor Business Unit to Masimo. Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit are being presented herein as discontinued operations.

We recorded net income from discontinued operations of $3.0 million and net loss from discontinued operations of $703 thousand for the three months ended March 31, 2012 and 2011, respectively. Included in discontinued operations for the three months ended March 31, 2012 is a gain on sale of business unit to Masimo of $5.4 million and an income tax provision of $2.0 million. Included in the gain of $5.4 million is proceeds received from Masimo of $8.0 million, less assets and liabilities assumed by Masimo of $2.1 million and legal and professional fees related to complete the sale of $425 thousand. See Note 12 to the unaudited condensed consolidated financial statements.

Net Income(Loss)

We reported net income of $3.4 million and a net loss $2.0 million for the three months ended March 31, 2012 and 2011, respectively.  Net income increased approximately $5.4 million, primarily due to the $5.4 million gain on sale of the Semiconductor Business Unit.

Liquidity and Capital Resources

	March 31,	December 31,	Increase
(in thousands)	2012	2011	$	%
Cash and cash equivalents	$8,362	$4,758	$3,604	76%
Working capital	$10,769	$5,700	$5,069	89%

Cash and cash equivalents increased due to cash provided by operating and investing activities, primarily due to one time payments received in the first quarter of 2012 totaling $6.6 million related to the sale of the Semiconductor Business Unit included in discontinued operations.  The overall increase in working capital is due to an increase in current assets, primarily cash and a decreased in current liabilities, primarily accounts payables, advances on contracts in progress and liabilities of discontinued operations. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At March 31, 2012, our accumulated deficit was approximately $10.7 million, compared to accumulated deficit of approximately $14.1 million as of December 31, 2011.

During the first quarter of 2012, we began pursuing an exclusive sales process of our Semiconductor Business Unit and on March 9, 2012, we completed the sale of the Semiconductor Business Unit to Masimo Corporation. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, in the fist quarter of 2012 we received approximately $7.3 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months to partially secure our obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and we were released from all future obligations under the lease as of such date. See Note 12 to the unaudited condensed consolidated financial statements.

We have numerous options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt or the sale or license of assets and technology, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, or sell or license assets or technology on a timely basis and at appropriate values.  We have developed several plans including cost containment efforts and outside financing to offset a decline in business due to global economic conditions.  As a result, we believe we have sufficient resources to finance our current operations through at least March 31, 2013.

Loan Agreements

On November 16, 2009, we entered into two separate amended and restated credit facilities with Silicon Valley Bank (the “Bank” or “SVB”) to provide for credit lines of up to $8 million in the aggregate: (i) a Second Amended and Restated Loan and Security Agreement (the “Second Restated Revolving Credit Facility”) pursuant to which the Bank agreed to provide us with a credit line of up to $3 million and (ii) an Amendment and Restated Export-Import Bank Loan and Security Agreement (the “Restated Ex-Im Facility”) pursuant to which the Bank agreed to provide us with a credit line of up to $5 million to be guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”).

Our obligations under these two amended credit facilities are secured by substantially all of our assets. Advances under the Second Restated Revolving Credit Facility are limited to 80% of eligible receivables. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined. Advances under the Restated Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) 50% of the value of eligible inventory, as defined. Originally, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 3.0% or (ii) 9.0%; with reductions in the rate if certain events occur, as defined.

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

Advances outstanding under the Second Restated Revolving Credit Facility were $657 thousand and zero thousand at March 31, 2012 and December 31, 2011, respectively. Advances outstanding under the Restated Ex-Im Facility were $500 thousand $1.2 million at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the interest rate per annum on the Second Restated Revolving Credit Facility and Restated Ex-Im Facility was 6.0% and 6.0%, respectively. We utilized $1.4 million of the guidance line at March 31, 2012 and December 31, 2011. Combined availability under the Second Restated Revolving Credit Facility and the Restated Ex-Im Facility was $3.4 million as of March 31, 2012.

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current sales orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We bear the risk of any currency fluctuations that may be associated with purchase commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity during the first quarters of 2012 and 2011. Foreign exchange gain included in other expense, net, was a gain of approximately $2.0 thousand and $3.0 thousand during the three months ended March 31, 2012 and 2011, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPITrust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $578 thousand for the year ended March 31, 2012 and 2011, respectively.

On August 29, 2008, we entered into a Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and was to continue for seven (7) years until August 31, 2015. The annual rental rate for the first year of the Hudson Lease was $12.50 per square foot on a triple-net basis, whereby the tenant was responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. In addition, we were required to deposit with SPI-Trust $300 thousand as security for performance by our company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was $253 thousand and $332 thousand for the three months ended March 31, 2012 and 2011, respectively. In connection with sale of the Semiconductor Business Unit, the lease was terminated on March 9, 2012 and we were released from all future obligations under the lease as of that date. The security deposit of $300 thousand was used to off-set rent payments in the first quarter of 2012.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts, reserve for excess and obsolete inventory, impairment of long-lived assets, stock-based compensation and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for a description of our significant accounting policies.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our gross contractual obligations at March 31, 2012 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Second Restated Revolving Credit Facility (SVB)	$657	$657
Restated Ex-Im Facility (SVB)	$500	$500
Purchase obligations	$2,294	$2,190	$103	$1
Unrelated party capital leases	$34	$29	$5
Operating leases:
Unrelated party operating leases	$329	$205	$124
Related party operating leases	$13,949	$2,260	$4,934	$5,024	$1,731

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

The Second Restated Revolving Credit Facility and Restated Ex-Im Facility does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $1.4 million at March 31, 2012 and December 31, 2011, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  At March 31, 2012, $1.4 million was secured by the Second Restated Revolving Credit Facility and at December 31, 2011, $21 thousand was secured by restricted cash and $1.4 million was secured by the Second Restated Revolving Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required as we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure included in Part I, Item 3 (“Legal Proceedings”) of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There have been no material changes in the Risk Factors described in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

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

Spire Corporation

Dated:	May 10, 2012	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated:	May 10, 2012	By:	/s/ Robert S. Lieberman
Robert S. Lieberman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Lable Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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