Form 10-Q
period 2012-09-30
SPIRE Corp
filed 2012-11-09
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of November 5, 2012 was 8,562,633.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$5,178	$4,758
Restricted cash	718	21
Accounts receivable – trade, net	1,834	3,464
Inventories, net	5,354	7,153
Deferred cost of goods sold	94	180
Deposits on equipment for inventory	109	609
Prepaid expenses and other current assets	684	757
Current assets of discontinued operations and assets held for sale	—	694
Total current assets	13,971	17,636

Property and equipment, net	1,331	1,354
Intangible and other assets, net	417	490
Available-for-sale investments, at quoted market value (cost of $2,250 and $2,204 at September 30, 2012 and December 31, 2011, respectively)	2,667	2,405
Deposit – related party	—	300
Non-current assets of discontinued operations and assets held for sale	—	1,993
Total assets	$18,386	$24,178
Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	$12	$37
Revolving line of credit	1,157	1,157
Accounts payable	896	3,405
Accrued liabilities	3,239	3,451
Advances on contracts in progress	1,045	2,232
Liabilities of discontinued operations	271	1,654
Total current liabilities	6,620	11,936

Long-term portion of capital lease obligation	12	21
Deferred compensation	2,667	2,405
Other long-term liabilities	739	1,106
Total long-term liabilities	3,418	3,532
Total liabilities	10,038	15,468
Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 8,562,633 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	86	86
Additional paid-in capital	22,672	22,510
Accumulated deficit	(14,827)	(14,087)
Accumulated other comprehensive income	417	201
Total stockholders’ equity	8,348	8,710
Total liabilities and stockholders’ equity	$18,386	$24,178
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales and revenues
Sales of goods	$1,858	$6,164	$11,796	$33,542
Contract research and service revenues	2,370	2,016	6,527	6,237
Total net sales and revenues	4,228	8,180	18,323	39,779

Cost of sales and revenues
Cost of goods sold	2,048	4,499	10,470	25,263
Cost of contract research and services	1,228	1,230	3,702	3,608
Total cost of sales and revenues	3,276	5,729	14,172	28,871
Gross margin	952	2,451	4,151	10,908

Operating expenses
Selling, general and administrative expenses	2,934	3,446	9,338	11,404
Internal research and development expenses	36	50	227	586
Total operating expenses	2,970	3,496	9,565	11,990
Operating loss from continuing operations	(2,018)	(1,045)	(5,414)	(1,082)

Interest expense, net	(30)	(26)	(97)	(91)
Foreign exchange gain (loss)	(9)	1	(6)	(1)
Total other expense, net	(39)	(25)	(103)	(92)

Loss from continuing operations before income tax benefit (provision)	(2,057)	(1,070)	(5,517)	(1,174)
Income tax benefit (provision) - continuing operations	24	(3)	2,016	(18)
Loss from continuing operations	(2,033)	(1,073)	(3,501)	(1,192)

Loss from discontinued operations before sale of business unit	(250)	(697)	(680)	(1,895)
Gain on sale of business unit, net of transaction expenses	—	—	5,449	—
Income tax provision - discontinued operations	—	—	(2,008)	—
Income (loss) from discontinued operations, net of tax	(250)	(697)	2,761	(1,895)

Net loss	$(2,283)	$(1,770)	$(740)	$(3,087)

Basic income (loss) per share:
From continuing operations, net of tax	$(0.24)	$(0.13)	$(0.41)	$(0.14)
From discontinued operations, net of tax	(0.03)	(0.08)	0.32	(0.23)
Basic loss per share	$(0.27)	$(0.21)	$(0.09)	$(0.37)

Diluted income (loss) per share:
From continuing operations, net of tax	$(0.24)	$(0.13)	$(0.41)	$(0.14)
From discontinued operations, net of tax	(0.03)	(0.08)	0.32	(0.23)
Diluted loss per share	$(0.27)	$(0.21)	$(0.09)	$(0.37)

Weighted average number of common and common equivalent shares outstanding – basic	8,562,633	8,362,633	8,562,633	8,361,891

Weighted average number of common and common equivalent shares outstanding – diluted	8,562,633	8,362,633	8,562,633	8,361,891
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive loss:
Net loss	$(2,283)	$(1,770)	$(740)	$(3,087)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale marketable securities, net of tax	107	(372)	216	(304)
Total comprehensive loss	$(2,176)	$(2,142)	$(524)	$(3,391)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(740)	$(3,087)
Less: Net income (loss) from discontinued operations, net of tax	2,761	(1,895)
Loss from continuing operations	(3,501)	(1,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	641	794
Deferred tax benefit	(2,008)	—
Deferred compensation	216	(304)
Stock-based compensation	169	284
Provision for (reversal of) accounts receivable reserve	17	(24)
Provision for inventory reserve	257	657
Changes in assets and liabilities:
Restricted cash	(697)	—
Accounts receivable	1,613	2,807
Inventories	1,137	(4,770)
Deferred cost of goods sold	86	(2,885)
Deposits, prepaid expenses and other current assets	573	(381)
Accounts payable, accrued liabilities and other liabilities	(2,873)	(2,387)
Deposit - related party	300	—
Advances on contracts in progress	(1,187)	4,864
Net cash used in operating activities of continuing operations	(5,257)	(2,537)
Net cash provided by (used in) operating activities of discontinued operations	3,723	(1,083)
Net cash used in operating activities	(1,534)	(3,620)

Cash flows from investing activities:
Purchase of property and equipment	(129)	(153)
Additions to intangible and other assets	(11)	(57)
Net cash used in investing activities of continuing operations	(140)	(210)
Net cash provided by (used in) investing activities of discontinued operations	2,128	(82)
Net cash provided by (used in) investing activities	1,988	(292)

Cash flows from financing activities:
Principal payments on capital lease obligations	(34)	(32)
Proceeds from exercise of stock options	—	9
Net cash used in financing activities	(34)	(23)
Net increase (decrease) in cash and cash equivalents	420	(3,935)

Cash and cash equivalents, beginning of period	4,758	6,259
Cash and cash equivalents, end of period	$5,178	$2,324

Supplemental disclosures of cash flow information:
Interest paid	$97	$91
Income taxes paid (refunded), net	$10	$(31)
Supplemental disclosures of non-cash flow information:
Inventory transfered to property and equipment	$405	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

In the photovoltaic solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells and provides photovoltaic systems for grid connected applications in the commercial markets.  The Company's equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in Japan and Europe.  The Company's flagship product is its Sun Simulator which tests module performance.  The Company's other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete the Company offers other services such as training and assistance with module certification.  The Company also provides turn-key services to its customers to backward integrate to solar cell manufacturing. At times, the Company supplies materials such as solar cells to certain customers.

In the biomedical area, the Company provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; and performs sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

On December 14, 2009, the Company completed the sale of its medical products business unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 12 to the unaudited condensed consolidated financial statements.

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

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from the Company’s solar equipment line, delivery of solar systems and solar materials.  Export sales, which amounted to 29% and 57% of net sales and revenues for the three and nine months ended September 30, 2012, respectively, and 70% and 58% of net sales and revenues for the three and nine months ended September 30, 2011, respectively, continue to contribute a significant portion of the Company's net sales and revenues.

The Company has incurred operating losses from continuing operations in 2012 and 2011.  Operating loss from continuing operations was $2.0 million and $5.4 million for the three and nine months ended September 30, 2012, respectively. Operating loss from continuing operations was $1.0 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2012, which includes $3.7 million of cash provided by operating activities of discontinued operations. Net cash used in operating activities was $3.6 million for the nine months ended September 30, 2011, which includes $1.1 million of cash used by operating activities of discontinued operations. As of September 30, 2012, the Company had unrestricted cash and cash equivalents of $5.2 million compared to $4.8 million as of December 31, 2011.  The Company has various options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt, the sale or license of assets and technology, or joint ventures involving cash infusions, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values.  The maturity date of the Company's credit facilities is December 29, 2012 and the Company has commenced preliminary discussions with the Bank with respect to the renewal and extension of the Revolving Credit Facility and the Ex-Im Facility. The Company has developed several plans including cost containment efforts and potential strategic alternatives to offset a decline in business due to global economic conditions.  Accordingly, based on the forecasts and estimates underlying the Company's current operating plan, the financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s financial position as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2012.  The unaudited condensed consolidated balance sheet as of December 31, 2011 has been derived from audited financial statements as of that date.  During the second quarter of 2009, the Company began pursing an exclusive sales process of its Medical Products Business Unit.  On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard. During the first quarter of 2012, the Company began pursing an exclusive sales process of its Semiconductor Business Unit and on March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo.   Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit and the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations.  See Note 12 to the unaudited condensed consolidated financial statements.

Summary of Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU")No. 2011-11 ("ASU 2011-11"), Disclosures about Offsetting Assets and Liabilities. The update requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the application of this update to have an impact on the Company's consolidated financial statements.

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

3.	Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following:

(in thousands)	September 30, 2012	December 31, 2011
Amounts billed	$1,637	$3,327
Accrued revenue	221	177
	1,858	3,504
Less: Allowance for doubtful accounts	(24)	(40)
Net accounts receivable - trade	$1,834	$3,464
Advances on contracts in progress	$1,045	$2,232

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as collection is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of $10 thousand and $37 thousand for the nine months ended September 30, 2012 and 2011, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.	Inventories and Deferred Costs of Goods Sold

Inventories, net of $1.1 million and $860 thousand of reserves at September 30, 2012 and December 31, 2011, respectively, consist of the following at:

(in thousands)	September 30, 2012	December 31, 2011
Raw materials	$1,838	$2,284
Work in process	2,302	3,871
Finished goods	1,214	998
Net inventory	$5,354	$7,153
Deferred cost of goods sold	$94	$180

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed.  The Company defers these costs until the related revenue is recognized.

5.	Income (Loss) Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted income (loss) per share computations for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average number of common and common equivalent shares outstanding – basic	8,562,633	8,362,633	8,562,633	8,361,891
Add: Net additional common shares upon assumed exercise of common stock options	—	—	—	—
Adjusted weighted average number of common and common equivalents shares outstanding – diluted	8,562,633	8,362,633	8,562,633	8,361,891

For the three and nine months ended September 30, 2012, 220 and 1,335 shares of common stock, respectively, and for the nine months ended September 30, 2011, 660 shares of common stock, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive due to the Company’s net loss position.

In addition, for the three and nine months ended September 30, 2012, 629,446 and 619,446 shares of common stock, respectively, and for the three and nine months ended September 30, 2011, 783,107 and 773,107 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to their exercise prices exceeding the average market price of the stock for the period.

6.	Operating Segments and Related Information

The following table presents certain continuing operating division information in accordance with the provisions of ASC 280, “Segments Reporting.”

(in thousands)	Solar	Biomedical	Total Company
For the three months ended September 30, 2012
Net sales and revenues	$2,485	$1,743	$4,228
Operating income (loss) from continuing operations	$(2,197)	$179	$(2,018)

For the three months ended September 30, 2011
Net sales and revenues	$6,177	$2,003	$8,180
Operating income (loss) from continuing operations	$(1,437)	$392	$(1,045)

For the nine months ended September, 2012
Net sales and revenues	$13,219	$5,104	$18,323
Operating income (loss) from continuing operations	$(5,740)	$326	$(5,414)

For the nine months ended September 30, 2011
Net sales and revenues	$33,610	$6,169	$39,779
Operating income (loss) from continuing operations	$(2,197)	$1,115	$(1,082)

The following table shows net sales and revenues by geographic area (based on customer location):

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2012	%	2011	%	2012	%	2011	%
United States	$3,005	71%	$2,436	30%	$7,955	43%	$16,598	42%
Europe/Africa	376	9	1,231	15	3,062	17	3,792	9
Asia	839	20	4,454	54	7,246	40	17,427	44
Rest of the world	8	—	59	1	60	—	1,962	5
	$4,228	100%	$8,180	100%	$18,323	100%	$39,779	100%

Revenues from contracts with United States government agencies for the three months ended September 30, 2012 and 2011 were approximately $392 thousand and $90 thousand or 9% and 1% of total net sales and revenues, respectively.

Revenues from contracts with United States government agencies for the nine months ended September 30, 2012 and 2011 were approximately $1.3 million and $8.4 million or 7% and 21% of total net sales and revenues, respectively.

Revenues from the delivery of biomedical services to one customer accounted for 19% of total net sales and revenues for the three month period ended September 30, 2012.

Revenues from the delivery of solar equipment to two customers accounted for 12% and 10% , respectively, of total net sales and revenues for the nine month period ended September 30, 2012. Revenues from the delivery of biomedical services to one customer accounted for 12% of total net sales and revenues for the nine month period ended September 30, 2012.

Revenues from the delivery of solar equipment to two customers accounted for 30% and 14%, respectively, of total net sales and revenues for the three month period ended September 30, 2011.

Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to the same customer account for 2% and 18%, respectively, of total net sales and revenues for the nine month period ended September 30, 2011.  Revenues from the delivery of solar equipment to two customers account for 19% and 14% of total net sales and revenues for the nine month period ended September 30, 2011.

Three customers represented approximately 18%, 11% and 11%, respectively, of net accounts receivable, trade at September 30, 2012 and three customers represented approximately 21%, 13% and 11%, respectively, of net accounts receivable, trade at December 31, 2011.

7.	Intangible and Other Assets

Patents amounted to $124 thousand and $137 thousand, net of accumulated amortization of $809 thousand and $767 thousand, at September 30, 2012 and December 31, 2011, respectively. Licenses amounted to $61 thousand and $65 thousand, net of accumulated amortization of $14 thousand and $10 thousand, at September 30, 2012 and December 31, 2011, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years using the straight-line method. There are no expected residual values related to these patents.  Amortization expense, relating to patents and licenses, was approximately $44 thousand and $15 thousand for the three months ended September 30, 2012 and 2011, respectively. Amortization expense, relating to patents and licenses, was approximately $84 thousand and $47 thousand for the nine months ended September 30, 2012 and 2011, respectively.

For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at September 30, 2012 of $65 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

(in thousands)	Amortization Expense
2012 remaining 3 months	$21
2013	67
2014	59
2015	36
2016	22
Thereafter	45
$250

Also included in other assets are refundable deposits made by the Company of approximately $167 thousand and $163 thousand at September 30, 2012 and December 31, 2011, respectively.

8.	Available-for-Sale Investments

Available-for-sale investments consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was $417 thousand and $201 thousand as of September 30, 2012 and December 31, 2011, respectively.

(in thousands)	Accumulated Other Comprehensive Income
Balance, December 31, 2011	$201
Net change in unrealized gain on available for sale marketable securities	216
Balance, September 30, 2012	$417

9.	Fair Value Measurements

The hierarchy established under ASC 820-10, Fair Value Measures and Disclosures ("ASC 820-10") gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). As required by ASC 820-10, the Company's available-for-sale investments are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the fair value hierarchy under ASC 820-10, and its applicability to the Company's available-for-sale investments, are described below:

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the three and nine months ended September 30, 2012, none of the Company's instruments were reclassified between Level 1 or Level 2.

The following table presents the financial instruments related to the Company’s available-for-sale investment carried at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance as of September 30, 2012	Level 1	Level 2	Level 3
Cash and short term investments	$8	$8	$—	$—
Common stock
Basic Materials	15	15	—	—
Consumer Goods	65	65	—	—
Energy	33	33	—	—
Financial	48	48	—	—
Healthcare	57	57	—	—
Industrial Goods	43	43	—	—
Services	22	22	—	—
Technology	130	130	—	—
Transportation	11	11	—	—
Utilities	22	22	—	—
Total Common Stock	446	446	—	—
Mutual Fund
Diversified Emerging Markets	180	—	180	—
Precious Metals Fund	51	—	51	—
Foreign Large Blend	240	—	240	—
Foreign Large Growth	237	—	237	—
Large Growth	536	—	536	—
Small Blend	202	202	—	—
Global High Yield Income Fund	78	—	78	—
Total Mutual Fund	1,524	202	1,322	—
Fixed Income
Domestic	671	—	671	—
International	18	—	18	—
Total Fixed Income	689	—	689	—
Total available-for-sale investments (1)	$2,667	$656	$2,011	$—
Percent of total	100%	25%	75%	—%

(in thousands)	Balance as of December 31, 2011	Level 1	Level 2	Level 3
Cash and short term investments	$65	$65	$—	$—
Common Stock
Basic Materials	72	72	—	—
Consumer Goods	18	18	—	—
Financial	48	48	—	—
Healthcare	53	53	—	—
Industrial Goods	22	22	—	—
Services	78	78	—	—
Technology	151	151	—	—
Total Common Stock	442	442	—	—
Mutual Fund
Diversified Emerging Markets	155	—	155	—
Foreign Large Blend	123	—	123	—
Foreign Large Growth	171	—	171	—
Foreign Small/Mid Value	136	—	136	—
Value Fund	69	—	69	—
Large Growth	490	—	490	—
Small Blend Total	192	192	—	—
Total Mutual Funds	1,336	192	1,144	—
Fixed Income
Domestic	535	—	535	—
International	27	—	27	—
Total Fixed Income	562	—	562	—
Total available for-sale-investments (1)	$2,405	$699	$1,706	$—
Percent of total	100%	29%	71%	—%

(1)
Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders’ equity, in the Company’s unaudited condensed consolidated balance sheets.

The carrying amounts reflected in the Company's unaudited condensed consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and capital lease obligations approximate fair value due to their short-term maturities. The fair value of the Company's revolving line of credit has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and remaining maturities. Due to the short-term nature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the revolving line of credit approximates fair value at September 30, 2012 and December 31, 2011.

10.	Notes Payable and Credit Arrangements

The Company has two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”): (i) a Second Amended and Restated Loan and Security Agreement (as amended to date, the “Revolving Credit Facility”) and (ii) an Amended and Restated Export-Import Bank Loan and Security Agreement (as amended to date, the “Ex-Im Facility”) pursuant to which outstanding amounts under this facility are guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”). The credit facilities provide an aggregate amount of $6 million under both facilities, with up to $2 million available under the Revolving Credit Facility and up to $4 million available under the Ex-Im Facility. These credit facilities have a maturity date of December 29, 2012 and the Company has commenced preliminary discussions with the Bank with respect to the renewal and extension of the Revolving Credit Facility and the Ex-Im Facility. In addition, a guidance line has been established to support letters of credit in an aggregate amount of up to $1.5 million through December 29, 2012. If the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will not be required to cash collateralize letters of credit issued under this guidance line.

The Company's obligations under these two credit facilities, as well as the guidance line, are secured by substantially all of the assets of the Company. Advances under the Revolving Credit Facility are limited to 80% of eligible receivables. Advances under the Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) 50% of the value of eligible inventory, as defined. Under the Revolving Credit Facility and the Ex-Im Facility, as long as any commitment remains outstanding under the facilities, the Company must comply with a financial covenant by maintaining a minimum cash balance of $1.0 million. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on the Company's ability to, among other things, incur additional indebtedness, create or permit liens on the Company's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the Company. Any failure by the Company to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

Under the credit facilities, interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 2.5% or (ii) 7.0%. In addition, if the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will have a 0.5% lower interest rate.

Advances outstanding under the Revolving Credit Facility were $1.0 million and zero at September 30, 2012 and December 31, 2011, respectively.  Advances outstanding under the Ex-Im Facility were $145 thousand and $1.2 million at September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012, the interest rate per annum on the Revolving Credit Facility and Ex-Im Facility was 6.0% and 6.0%, respectively. The Company has utilized $675 thousand and $1.4 million of the guidance line at September 30, 2012 and December 31, 2011, respectively. Combined availability under the Revolving Credit Facility and the Ex-Im Facility was zero as of September 30, 2012.

11.	Stock-Based Compensation and Stock Option Plan

The Company has recognized stock-based compensation expense of approximately $48 thousand and $78 thousand for the three months ended September 30, 2012 and 2011, respectively. The Company has recognized stock-based compensation expense of approximately $169 thousand and $284 thousand for the nine months ended September 30, 2012 and 2011, respectively. The total non-cash, stock-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Cost of contract research, services	$6	$5	$16	$16
Cost of goods sold	6	17	31	59
Administrative and selling	36	56	122	209
Total stock-based compensation	$48	$78	$169	$284

At September 30, 2012, the Company had outstanding options under two option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”, together the “Plans”).  Both Plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company.  Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.  The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of options outstanding under the Plans as of September 30, 2012 and changes during the nine month period ended September 30, 2012 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2011	793,107	$6.40
Granted	30,000	$0.83
Exercised	—	$—
Cancelled/expired	(183,661)	$7.25
Options Outstanding at September 30, 2012	639,446	$6.28	6.02	$—
Options Exercisable at September 30, 2012	568,196	$6.44	5.85	$—
Option vested and expected to vest at September 30, 2012	634,909	$6.45	5.84	$—

Compensation expense related to stock options to be charged in future periods amounts to approximately $153 thousand at September 30, 2012 and will be recognized over a weighted-average period of 1.5 years.

The per-share weighted-average fair value of stock options granted during the three and nine months ended September 30, 2012 was $0.55 and $0.83, respectively, and $1.29 and $2.20 for the three and nine months ended September 30, 2011, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2012	—	0.62%	5.1 years	92.1%
2011	—	1.54%	5.1 years	77.9%

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

Summarized Financial Information of the Discontinued Operations

The liabilities of the Semiconductor Business Unit and the Medical Products Business Unit as of September 30, 2012 and the assets and liabilities of the Semiconductor Business Unit and liabilities of the Medical Products Business Unit as of December 31, 2011 are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Assets
Current Assets
Accounts receivable - trade, net	$—	$307
Inventories, net	—	337
Prepaid expenses and other current assets	—	50
Total current assets of discontinued operations and assets held for sale	—	694
Net property and equipment	—	1,927
Intangibles & other assets, net	—	66
Total Assets of discontinued operations and assets held for sale	$—	$2,687
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$—	$1,206
Accrued liabilities	271	253
Current portion of advances on contracts in progress	—	195
Total current liabilities of discontinued operations	271	1,654
Other long-term liabilities	—	215
Total liabilities of discontinued operations	$271	$1,869

Condensed results of operations relating to the Medical Products Business Unit for the three months ended September 30, 2012, condensed results of operations relating to the Medical Products Business Unit and the Semiconductor Business Unit for the nine months ended September 30, 2012 and condensed results of operations relating to the Semiconductor Business Unit for the three and nine months ended September 30, 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net sales and revenues	$—	$763	$425	$2,268
Gross margin	$—	$(401)	$(296)	$(995)
Loss from discontinued operations before sale of business unit	$(250)	$(697)	$(680)	$(1,895)
Gain on sale of business unit, net of transaction expenses	—	—	5,449	—
Income tax provision	—	—	(2,008)	—
Net income (loss) from discontinued operations, net of tax	$(250)	$(697)	$2,761	$(1,895)

13.	Subsequent Events

The Company evaluated subsequent events through the date of this filing and had no subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the photovoltaic solar area, we develop, manufacture and market specialized equipment for the production of terrestrial photovoltaic modules from solar cells and provides photovoltaic systems for grid connected applications in the commercial markets.  Our equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in Japan and Europe.  Our flagship product is our Sun Simulator which tests module performance.  Our other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete we offer other services such as training and assistance with module certification.  We also provide turn-key services to our customers to backward integrate to solar cell manufacturing. At times, we supply materials such as solar cells to certain customers.

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

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems.  Export sales, which amounted to 29% and 57% of net sales and revenues for the three and nine months ended September 30, 2012, respectively, and 70% and 58% of net sales and revenues for the three and nine months ended September 30, 2011, respectively, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales and revenues	100%	100%	100%	100%
Cost of sales and revenues	(78)	(70)	(77)	(73)
Gross margin	22	30	23	27
Selling, general and administrative expenses	(69)	(42)	(51)	(29)
Internal research and development expenses	(1)	(1)	(1)	(1)
Operating loss from continuing operations	(48)	(13)	(29)	(3)
Other expense, net	(1)	—	(1)	—
Loss from continuing operations before income tax benefit	(49)	(13)	(30)	(3)
Income tax benefit - continuing operations	1	—	11	—
Loss from continuing operations	(48)	(13)	(19)	(3)
Income (loss) from discontinued operations, net of tax	(6)	(9)	15	(5)
Net Loss	(54)%	(22)%	(4)%	(8)%

Overall

Our total net sales and revenues for the nine months ended September 30, 2012 were $18.3 million as compared to $39.8 million for the nine months ended September 30, 2011, which represents a decrease of $21.5 million or 54%. The decrease was primarily attributable to a $20.4 million decrease in solar revenue and a decrease of $1.1 million in biomedical revenue.

Solar Business Unit

Sales in our solar business unit decreased 61% during the nine months ended September 30, 2012 to $13.2 million as compared to $33.6 million for the nine months ended September 30, 2011. The decrease in solar business unit revenue is primarily the result of a decrease in solar cell material revenue in 2012 of $7.2 million, due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011 as well as a decrease in solar module equipment revenue in 2012 of $14.2 million, partially offset by an increase in solar R&D revenue of $1.1 million in 2012.

Biomedical Business Unit

Revenues on our biomedical business unit decreased 17% during the nine months ended September 30, 2012 to $5.1 million as compared to $6.2 million for the nine months ended September 30, 2011.  The decrease was primarily attributable to a decrease in revenue from our orthopedics coating services and, to a lesser extent, a decrease in revenue from our research and development contracts.

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Three Months Ended September 30,		Increase (Decrease)
(in thousands)	2012	2011	$	%
Sales of goods	$1,858	$6,164	$(4,306)	(70)%
Contract research and services revenues	2,370	2,016	354	18%
Net sales and revenues	$4,228	$8,180	$(3,952)	(48)%

The 70% decrease in sales of goods for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to a decrease of $4.3 million in solar module manufacturing equipment revenues. The decrease in solar module equipment sales of 74% in 2012 as compared to 2011 was primarily due to a decrease in individual module equipment units delivered in 2012.

The 18% increase in contract research and services revenues for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily attributable to an increase of $345 thousand in solar research and development revenue and an increase of $269 thousand in equipment research and development revenue, partially offset by a decrease of $260 thousand in biomedical revenue.  The increase in revenues from our solar research and development services in 2012 as compared to 2011 was a result of revenue recognized on two government funded solar research projects that started in the fourth quarter of 2011. The increase in revenues from our equipment research and development services in 2012 as compared to 2011 was a result of revenue recognized on an equipment research project that started in the second quarter of 2012. Revenues from our biomedical services decreased 13% in 2012 as compared to 2011 as a result of a decrease in the number and value of biomedical orders in 2012 along with revenue recognized on a large biomedical services customer favorably impacting 2011.

The following table categorizes our net sales and revenues for the periods presented:

	Nine Months Ended September 30,		Decrease
(in thousands)	2012	2011	$	%
Sales of goods	$11,796	$33,542	$(21,746)	(65)%
Contract research and services revenues	6,527	6,237	290	5%
Net sales and revenues	$18,323	$39,779	$(21,456)	(54)%

The 65% decrease in sales of goods for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to a decrease of $14.2 million in solar module manufacturing equipment revenues, a decrease of $7.2 million in solar cell materials revenue, and a decrease of $447 thousand in solar systems revenues. The decrease in solar module equipment sales of 56% in 2012 as compared to 2011 was primarily due to a decrease in individual module equipment units delivered in 2012. The decrease in sales of solar cell materials, all to one customer, of 100% in 2012 as compared to 2011 was due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease in sales of solar systems of 87% in 2012 as compared to 2011 was primarily due to the completion of a photovoltaic system project in 2011.

The 5% increase in contract research and services revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 is primarily attributable to an increase of $1.1 million in solar research and development revenue and an increase of $269 thousand in equipment research and development revenue, partially offset by a decrease of $1.1 million in biomedical revenue.

The increase in revenues from our solar research and development services in 2012 as compared to 2011 was a result of revenue recognized on two government funded solar research projects that started in the fourth quarter of 2011. The increase in revenues from our equipment research and development services in 2012 as compared to 2011 was a result of revenue recognized on an equipment research project that started in the second quarter of 2012. Revenues from our biomedical services decreased 17% in 2012 as compared to 2011 as a result of a decrease in the number and value of biomedical orders in 2012.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Three Months Ended September 30,				Decrease
(in thousands)	2012	%	2011	%	$	%
Cost of goods sold	$2,048	110%	$4,499	73%	$(2,451)	(54)%
Cost of contract research and services	1,228	52%	1,230	61%	(2)	—%
Net cost of sales and revenues	$3,276	77%	$5,729	70%	$(2,453)	(43)%

Cost of goods sold decreased 54% for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of decreased costs related to solar module equipment, partially offset by a slight increase in advances technology center costs. The decrease in solar module equipment costs of 59% in 2012 as compared to 2011 was primarily due to a decrease in associated revenue. As a percentage of sales, cost of goods sold was 110% of sales of goods in 2012 as compared to 73% of sales of goods in 2011. This increase in the percentage of sales in 2012 is due primarily to a lower utilization of capacity.

Cost of contract research and services increased slightly for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of increased costs related to solar and equipment research and development services, partially offset by a slight decrease in costs related to biomedical services. The increase in solar research and development services costs of 122% in 2012 as compared to 2011 was primarily due to an increase in associated revenue from two government funded solar research projects. Cost of contract research and services as a percentage of related revenue decreased to 52% of related revenues in 2012 from 61% in 2011, primarily due to higher margin orders in solar and equipment research and development services.

Cost of sales and revenues also includes approximately $12 thousand and $22 thousand of stock-based compensation for the three months ended September 30, 2012 and 2011, respectively.

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Nine Months Ended September 30,				Increase (Decrease)
(in thousands)	2012	%	2011	%	$	%
Cost of goods sold	$10,470	89%	$25,263	75%	$(14,793)	(59)%
Cost of contract research and services	3,702	57%	3,608	58%	94	3%
Net cost of sales and revenues	$14,172	77%	$28,871	73%	$(14,699)	(51)%

Cost of goods sold decreased 59% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of decreased costs related to solar module equipment, solar cell materials and solar systems, partially offset by a slight increase in advances technology center costs. The decrease in solar module equipment costs of 44% in 2012 as compared to 2011 was primarily due to a decrease in associated revenue. The decrease in costs of solar cell materials, all to one customer, of 100% in 2012 as compared to 2011 was due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. The decrease of solar system costs of 56% in 2012 as compared to 2011 was primarily due to the completion of a photovoltaic system project in 2011 as compared to none in 2012. As a percentage of sales, cost of goods sold was 89% of sales of goods in 2012 as compared to 75% of sales of goods in 2011. This increase in the percentage of sales in 2012 is due primarily to a lower utilization of capacity.

Cost of contract research and services increased 3% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of increased costs related to solar and equipment research and development services, partially offset by decreased costs related to biomedical services. The increase in solar research and development services costs of 200% in 2012 as compared to 2011 was primarily due to an increase in associated revenue from two government funded solar research projects. The decrease in biomedical services costs of 8% in 2012 as compared to 2011 was primarily due to a decrease in associated revenue. Cost of contract research and services as a percentage of related revenue decreased slightly to 57% of related revenues in 2012 from 58% in 2011.

Cost of sales and revenues also includes approximately $47 thousand and $75 thousand of stock-based compensation for the nine months ended September 30, 2012 and 2011, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Three Months Ended September 30,				Decrease
(in thousands)	2012	%	2011	%	$	%
Selling, general and administrative	$2,934	69%	$3,446	42%	$(512)	(15)%
Internal research and development	36	1%	50	1%	(14)	(28)%
Operating expenses	$2,970	70%	$3,496	43%	$(526)	(15)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 15% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of a decrease in marketing and employee related expenses and a decrease in agent commissions in the solar business unit. In addition, a benefit was realized related to the change in value of the deferred compensation plan.  Selling, general and administrative expense increased to 69% of sales and revenues in 2012 as compared to 42% in 2011.  The increase was primarily due to the decrease in sales and revenues.

Selling, general and administrative expenses include approximately $36 thousand and $56 thousand of stock-based compensation for the three months ended September 30, 2012 and 2011, respectively.

Internal Research and Development

Internal research and development expense decreased 28% in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of lower levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses remained constant in 2012 when compared to 2011.

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Nine Months Ended September 30,				Decrease
(in thousands)	2012	%	2011	%	$	%
Selling, general and administrative	$9,338	51%	$11,404	29%	$(2,066)	(18)%
Internal research and development	227	1%	586	1%	(359)	(61)%
Operating expenses	$9,565	52%	$11,990	30%	$(2,425)	(20)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 18% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of a decrease in marketing, rent and employee related expenses and a decrease in agent commissions in the solar business unit.  In addition, a benefit was realized related to the change in value of the deferred compensation plan. Selling, general and administrative expense increased to 51% of sales and revenues in 2012 as compared to 29% in 2011.  The increase was primarily due to the decrease in sales and revenues.

Selling, general and administrative expenses include approximately $122 thousand and $209 thousand of stock-based compensation for the nine months ended September 30, 2012 and 2011, respectively.

Internal Research and Development

Internal research and development expense decreased 61% in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of lower levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses remained constant in 2012 when compared to 2011.

Other Expense, Net

We incurred interest expense of $30 thousand and $26 thousand for the three months ended September 30, 2012 and 2011, respectively.  We had currency exchange losses of approximately $9 thousand and currency exchange gains of approximately $1 thousand during the three months ended September 30, 2012 and 2011, respectively.

We incurred interest expense of $97 thousand and $91 thousand for the nine months ended September 30, 2012 and 2011, respectively.  We had currency exchange losses of approximately $6 thousand and $1 thousand during the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

We recorded an income tax benefit on our loss from continuing operations of $24 thousand and $2.0 million during the three and nine months ended September 30, 2012, respectively, which was offset by a provision on our income from discontinued operations of $2.0 million during the nine months ended September 30, 2012. Gross federal net operating loss carryforwards were approximately $14 million as of December 31, 2011 and expire at various times through 2031. We have a full valuation allowance recorded against the net deferred tax assets at September 30, 2012 due to uncertainty regarding realization of these assets in the future.

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

We recorded net loss from discontinued operations of $250 thousand and net income from discontinued operations of $2.8 million for the three and nine months ended September 30, 2012, respectively. Included in discontinued operations for the nine months ended September 30, 2012 is a gain on sale of business unit to Masimo of $5.4 million and an income tax provision of $2.0 million. Included in the gain of $5.4 million is proceeds received from Masimo of $8.0 million, less assets and liabilities assumed by Masimo of $2.1 million and legal and professional fees related to complete the sale of $425 thousand.

We recorded a loss from discontinued operations of $697 thousand and $1.9 million for the three and nine months ended September 30, 2011, respectively. See Note 12 to the unaudited condensed consolidated financial statements.

Net Income (Loss)

We reported net loss of $2.3 million and $1.8 million for the three months ended September 30, 2012 and 2011, respectively.  Net loss increased approximately $513 thousand, primarily due to a $1.5 million decline in gross margin associated with lower revenue, partially offset by a $526 thousand decline in operating expenses and reduced losses of $447 thousand from discontinued operations.

We reported net loss of $740 thousand and $3.1 million for the nine months ended September 30, 2012 and 2011, respectively. Net loss decreased approximately $2.3 million, primarily due to a $6.7 million improvement from discontinued operations before tax and $2.4 million decline in operating expenses, partially offset by $6.8 million decline in gross margin associated with lower revenue.

Liquidity and Capital Resources

	September 30,	December 31,	Increase
(in thousands)	2012	2011	$	%
Cash and cash equivalents	$5,178	$4,758	$420	9%
Working capital	$7,351	$5,700	$1,651	29%

Cash and cash equivalents increased due to cash provided by investing activities, partially offset by cash used in operating and financing activities.  Included in operating and investing activities is one time payments received in the first quarter of 2012 totaling $6.6 million related to the sale of the Semiconductor Business Unit included in discontinued operations. The overall increase in working capital is due to an increase in cash and restricted cash and a decrease in current liabilities, primarily accounts payable, advances on contracts in progress and liabilities of discontinued operations, partially offset by a decline in accounts receivable, inventory, deposits on equipment for inventory and assets of discontinued operations. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At September 30, 2012, our accumulated deficit was approximately $14.8 million, compared to accumulated deficit of approximately $14.1 million as of December 31, 2011.

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

We have various options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt, the sale or license of assets and technology, or joint ventures involving cash infusions, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values.  We have developed several plans including cost containment efforts and potential strategic alternatives to offset a decline in business due to global economic conditions.  Accordingly, based on the forecasts and estimates underlying our current operating plan, the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Loan Agreements

We have two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”): (i) a Second Amended and Restated Loan and Security Agreement (as amended to date, the “Revolving Credit Facility”) and (ii) an Amended and Restated Export-Import Bank Loan and Security Agreement (as amended to date, the “Ex-Im Facility”) pursuant to which outstanding amounts under this facility are guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”). The credit facilities provide an aggregate credit line of $6 million under both facilities, with up to $2 million available under the Revolving Credit Facility and up to $4 million available under the Ex-Im Facility. These credit facilities have a maturity date of December 29, 2012 and we have commenced preliminary discussions with the Bank with respect to the renewal and extension of the Revolving Credit Facility and the Ex-Im Facility. In addition, a guidance line has been established to support letters of credit in an aggregate amount of up to $1.5 million through December 29, 2012. If we achieve certain levels of liquidity, based on cash on hand and availability under the credit facility, we will not be required to cash collateralize letters of credit issued under this guidance line.

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

Advances outstanding under the Revolving Credit Facility were $1.0 million and zero at September 30, 2012 and December 31, 2011, respectively. Advances outstanding under the Ex-Im Facility were $145 thousand and $1.2 million at September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the interest rate per annum on the Revolving Credit Facility and the Ex-Im Facility was 6.0% and 6.0%, respectively. We have utilized $675 thousand and $1.4 million of the guidance line at September 30, 2012 and December 31, 2011, respectively. Combined availability under the Revolving Credit Facility and the Ex-Im Facility was zero as of September 30, 2012.

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current sales orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We bear the risk of any currency fluctuations that may be associated with purchase commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity during the first nine months of 2012 and 2011. Foreign exchange gain (loss) included in other expense, net, was a loss of approximately $9 thousand and a gain of approximately $1 thousand during the three months ended September 30, 2012 and 2011, respectively, and was a loss of approximately $6 thousand and $1 thousand during the nine months ended September 30, 2012 and 2011, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPITrust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $578 thousand for each of the three months ended September 30, 2012 and 2011, respectively, and $1.7 million for each of the nine months ended September 30, 2012 and 2011, respectively.

On August 29, 2008, we entered into a Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003. The term of the Hudson Lease commenced on September 1, 2008, and was to continue for seven (7) years until August 31, 2015. The annual rental rate for the first year of the Hudson Lease was $12.50 per square foot on a triple-net basis, whereby the tenant was responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on each anniversary by $0.75 per square foot. In addition, we were required to deposit with SPI-Trust $300 thousand as security for performance by our company for its covenants and obligations under the Hudson Lease. SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building. The Hudson Lease is classified as a related party operating lease. Rent expense under the Hudson Lease was zero and $332 thousand for the three months ended September 30, 2012 and 2011, respectively, and $253 thousand and $996 thousand for the nine months ended September 30, 2012 and 2011, respectively. In connection with sale of the Semiconductor Business Unit, the lease was terminated on March 9, 2012 and we were released from all future obligations under the lease as of that date. The security deposit of $300 thousand was used to off-set rent payments in the first quarter of 2012.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our gross contractual obligations at September 30, 2012 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Revolving Credit Facility (SVB)	$1,012	$1,012
Ex-Im Facility (SVB)	$145	$145
Purchase obligations	$1,087	$1,050	$36	$1
Unrelated party capital leases	$27	$15	$12
Operating leases:
Unrelated party operating leases	$225	$153	$72
Related party operating leases	$12,632	$2,295	$4,808	$5,096	$433

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material and equipment needed to fulfill customer orders.

The Revolving Credit Facility and Ex-Im Facility does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $675 thousand and $1.4 million at September 30, 2012 and December 31, 2011, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  At September 30, 2012, $675 thousand was secured by the Revolving Credit Facility and at December 31, 2011, $21 thousand was secured by restricted cash and $1.4 million was secured by the Revolving Credit Facility.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required as we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Spire Corporation

Dated:	November 9, 2012	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Dated:	November 9, 2012	By:	/s/ Robert S. Lieberman
Robert S. Lieberman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer and Treasurer pursuant to §302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Lable Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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