Form 10-K
period 2012-12-31
SPIRE Corp
filed 2013-03-29
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant based on the last sale price of such stock as reported by The Nasdaq Stock Market on June 30, 2012:  $3,598,303

The number of shares of the registrant’s common stock outstanding as of March 20, 2013 was 9,062,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Special Meeting in Lieu of 2013 Annual Meeting of Stockholders currently scheduled to be held on May 16, 2013, are incorporated by reference in Part III of this Form 10-K.

Spire Corporation
Form 10-K
For the Year Ended December 31, 2012

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

Principal Products and Services

Overview

Spire has been in the solar business for over 30 years, initially pioneering developments in solar cell technology. Currently, we develop, manufacture and market customized turn-key solutions for the solar industry, including individual pieces of manufacturing equipment and full turn-key lines for cell and module production and testing. We have been continually active in research and development, with over $100 million of R&D conducted and 10 issued patents and 9 patents pending. This expertise has provided the platform for development of our manufacturing equipment and turn-key lines. We have equipment deployed in approximately 50 countries and have among our customers some of the world's leading solar manufacturers including: First Solar, Suntech, JA Solar, Trina Solar Energy, Solar Frontier, Samsung, Martifer Solar S.A. and LDK Solar. Our Spi-Sun simulator is used by many of the world's leading testing agencies and laboratories including National Renewable Energy Laboratory ("NREL"), Sandia National Laboratories, Underwriters Laboratories Inc., TUV and European Solar Test Installation.

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

Our total sales and revenues for 2012 decreased approximately 62% compared to 2011 and was primarily attributable to a decrease of $21.7 million in solar module manufacturing equipment revenues, a decrease of $8.7 million in solar systems revenues and a decrease of $7.2 million in solar cell material revenues. However, with over forty years since our incorporation and over thirty years in the solar market, we are well positioned to capitalize on the market’s expected rebound as manufacturers begin capital improvement programs including equipment updates and expansion.

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

Sale of Semiconductor Business Unit; Discontinued Operations

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

The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, on the closing date we received approximately $7.3 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. The purchase price was subject to post-closing adjustments based on the balance sheet of the business as of the closing date. Of the purchase price, approximately $717 thousand was deposited into an indemnity escrow account for fifteen months (or until June, 2013) to partially secure our obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and we were released from all future obligations under the lease as of such date. See Note 17 to the consolidated financial statements.

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

The purchase price for the Medical Products Business Unit was $12.4 million, including (i) $9.4 million paid in cash to us at closing, (ii) $100 thousand that was paid in cash at closing to two of our key employees, including Mark Little, Chief Executive Officer of Spire Biomedical, as consideration for their execution of non-competition agreements, and (iii) $2.9 million that was paid in cash to us in the second quarter of 2010 based on the achievement of certain milestones.

During the fourth quarter of 2011, we received a cash payment of $2.5 million in settlement of a breach of contract dispute with a contract manufacturer and recorded a net gain on legal settlement of $2.3 million in the same quarter. This amount has been recorded as a component of net income from discontinued operations.

Industry Overview

Over the past decade, solar power derived from photovoltaics ("PV") has been one of the fastest growing industries in the world.  From 2002 through 2012 new worldwide photovoltaic installations grew more than 50 times, from under 0.5 gigawatts ("GW") in 2002 to approximately 30 GW in 2012. Although more recently the growth rate has slowed, the market for PV systems installations is still expected to nearly double to about 60 GW by 2017. Key factors driving the demand for solar power include rising fossil fuel prices and environmental concerns including green-house gases.  As a result, businesses, governments, and consumers have become increasingly supportive of solar energy development and implementation.  However, despite the robust continued growth in PV systems installations, an oversupply of PV modules relative to market demand has led to precipitously declining prices and an actual decrease in overall market value. The oversupply has also resulted in reduced demand for PV manufacturing equipment that will not improve until the module supply/demand imbalance is rectified via the growing PV systems market.

Photovoltaic Module Manufacturing Overview

Photovoltaics is the direct conversion of sunlight into electricity through the use of semiconductor cells. Though various thin film and other semiconductor materials can be used, the majority of the photovoltaic systems market, approximately 90%, utilize crystalline silicon modules. Silicon modules are high efficiency and low cost with the demonstrated endurance required by systems providers.

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

Products and Services

Our core business is in the solar market, where we provide individual pieces of manufacturing equipment, turn-key cell and module lines, cell supply, solar factory management services, and solar systems.  Our solar business was responsible for 69% of our revenues in 2012. Our biomedical device business was derived from our core expertise in solar cell processing and accounts for 31% of our revenues in 2012.

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

Sources and Availability of Raw Materials

Principal raw materials purchased by us include polymer extrusions, molded plastic parts, silicon photovoltaic cells, high purity industrial gases, custom metal welded structures, fasteners, position sensors, electrical motors, electrical power conditioning inverters, and electrical controls. In certain instances these items are available from multiple suppliers and we generally rely on more than one supplier for each item. At times, certain raw materials and sub-components within our equipment build are procured from a single-source or from a limited number of third party suppliers.`

Key Licenses and Patents, Government Rights to Intellectual Property

Through over 30 years of research and development, we have accumulated extensive scientific and technological expertise. We protect our technological advances as trade secrets, in part through confidentiality agreements with employees, consultants and third parties. We also seek and enforce patents as appropriate. We currently have 10 issued United States patents, 7 patents pending in the United States and 2 foreign patents pending, all of which cover elements of our materials and processing technologies.

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

Research and Development

Our policy is to support as much of our research and development as possible through government contract funding, which we recognize as revenue. Revenues from our research and development contracts funded by the United States government, and their percent of consolidated net sales and revenues were $1.7 million, or 8%, and $760 thousand, or 1%, for the years ended December 31, 2012 and 2011, respectively.

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

Our internally funded research and development expenditures were $233 thousand and $776 thousand for the years ended December 31, 2012 and 2011, respectively.

Customers and Markets

Revenues from the delivery of solar equipment to First Solar, Inc. and revenues from the delivery of biomedical services to Stryker Orthopedics accounted for 12% and 14%, respectively, of total net sales and revenues for 2012.

Revenues from the delivery of solar equipment to Servo Dynamics Co., Ltd. and First Solar, Inc. accounted for 16% and 11%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to PPS Berkshire Solar LLC accounted for 13% of total net sales and revenues for 2011. Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 1% and 12%, respectively, of total net sales and revenues for 2011. See “UNICOR Relationship” below.

Our export sales, which accounted for 53% and 49% of net sales and revenues for 2012 and 2011, respectively, continue to constitute a significant portion of our net sales and revenues.  Export sales of 88% and 96% in 2012 and 2011, respectively, were to solar customers with the remainder to biomedical related customers.

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2012	%	2011	%
United States	$10,436	47%	$29,827	51%
Asia	7,971	36%	21,666	37%
Europe/N. Africa	3,628	17%	5,258	9%
Rest of the world	75	—%	1,991	3%
	$22,110	100%	$58,742	100%

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

Employees

At December 31, 2012, we had approximately 118 employees, of whom 113 worked full time. Our year-end head count included 72 employees in manufacturing operations, 3 employees in research and development, and 43 employees in sales, general and administrative. We also employ part-time employees and hire independent contractors. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe that our employee relations are good.

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

We have experienced losses from continuing operations in fiscal year 2012 and 2011. These losses have contributed to an accumulated deficit of approximately $15.9 million as of December 31, 2012. The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the years ended December 31, 2012 and 2011 contains an explanatory note regarding our ability to continue as a going concern. Our revenues have not been sufficient to cover our operating expenses, and we anticipate that we may sustain future losses from operations if revenues do not increase. Future fluctuations in operating results may also be caused by a number of factors, many of which are outside our control. Additional factors that could affect our future operating results include the following:

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

An increased global supply of photovoltaic modules has caused and may continue to cause structural imbalances in which global photovoltaic module supply exceeds demand, which could have a material adverse effect on our business, financial condition and results of operations

Solar manufacturers have installed production capacity that significantly exceeds global photovoltaic module demand. We believe this structural imbalance between supply and demand (i.e., where production capacity significantly exceeds current global demand) could continue for the foreseeable future, and could effect demand for photovoltaic manufacturing equipment. If our competitors reduce photovoltaic manufacturing equipment pricing to levels near or below their manufacturing costs, or are able to operate at minimal or negative operating margins for sustained periods of time, or if demand for photovoltaic manufacturing equipment does not grow sufficiently, our business, financial condition and results of operations could be adversely affected.

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

A significant portion of our net sales and revenues have historically been derived from sales of solar equipment module lines augmented by individual sales of simulators, assemblers, laminators and other module equipment which accounted for 56% and 58% of our net sales and revenues for 2012 and 2011, respectively. There can be no assurance that solar equipment module lines and individual equipment component sales will in fact increase or maintain their current level of sales. Circumstances that might have an effect on the sales pipeline and resulting levels of future sales of these products include factors beyond our control. Specifically, demand for solar products and the introduction of competing product offerings by other equipment manufacturers could have a material adverse affect on our business, financial condition, operating results, cash flow and future prospects.

Our business relies in part on a limited number of customers, and unfavorable developments in relation to any major customer may adversely affect our revenues, operating results and cash flows.

Sales and revenues from the delivery of solar equipment and biomedical services to two different customers accounted for 12% and 14%, respectively, of total net sales and revenues for 2012. Follow on orders from these customers would be subject to a competitive bid process.

Revenues from the delivery of solar equipment to two different customers accounted for 16% and 11%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to a customer accounted for 13% of total net sales and revenues for 2011. Revenues from the delivery of solar equipment and revenues from the sale of solar cell materials to the same customer accounted for 1% and 12%, respectively, of total net sales and revenues for 2011. Follow on orders from these customers would be subject to a competitive bid process.

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

We rely on a combination of patent, copyright, trademark and trade secret protections as well as confidentiality agreements and other methods, to protect our proprietary technologies and processes. For example, we enter into confidentiality agreements with our employees, consultants and business partners, and control access to and distribution of our proprietary information. We have been issued 10 United States patents and have 9 pending patent applications. However, despite our efforts to protect our intellectual property, we cannot assure that:

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

Most of our research and development work is funded by agencies of the United States government either directly or via their contractors. The recently announced United States government budgetary cuts may materially adversely effect our outside funding for research and development. Loss of outside funding may materially adversely affect our ability to further develop our proprietary technologies and to apply these technologies to our current products and products under development.  If we are unable to maintain our current level of such funding for any reason, we would need to generate funds for such research from other sources, reduce our research and development effort or increase our internal funding for research and development. An increase in internally funded research and development would have a negative impact on our profitability.

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

New regulations related to "conflict minerals" may force us to incur additional expenses and face reputational challenges.

In August 2012, the SEC adopted its final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure and reporting requirements for companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products. The first reporting period is calendar year 2013 with the first report due by May 13, 2014. Depending on our conflict minerals source designation, we may be able to delay our first report for up to four additional years. These new requirements could adversely affect our ability to source related minerals and metals and increase our related costs. We may face difficulties and increased expense associated with complying with the disclosure requirements, such as costs related to determining the existence and source of any conflict minerals used in our products. Also, because our supply chain is complex, and some suppliers may be unwilling to share related confidential information regarding the source of their products, we may face reputational challenges if we are unable to sufficiently verify the existence or origins of the subject minerals and metals.

Our international sales subject us to risks that could adversely affect our revenue and operating results.

Sales to customers located outside the U.S. have historically accounted for a significant percentage of our revenue (approximately 53% in 2012) and we anticipate that such sales will continue to be a significant percentage of our revenue. International sales involve a variety of risks and uncertainties, including but not limited to risks related to:

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

The global nature of our revenue subjects us to the legal systems of the international countries in which we offer and sell our products.
We offer and sell our products internationally which accounted for 53% and 49% of net sales and revenue for 2012 and 2011, respectively. As such, we are or could become subject to the laws and regulations of the jurisdictions in which we conduct business. Laws and regulations include but are not limited to health and safety and environmental regulations, which are specific to the countries in which we sell our products. Accordingly we design our equipment to ensure their compliance with all applicable known standards. Continued compliance to satisfy ever changing legal and regulatory requirements, may cause us to incur additional costs leading to margin erosion. Accordingly, foreign laws and regulations which are applicable to us may have a material adverse effect on our business, financial condition, operating results, cash flow and future prospects.
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

As we seek to expand our business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of our competition, customer base and product offerings.

Our efforts to grow our businesses depend to a large extent upon access to, and our success in developing market share and operating profitably in additional geographic markets including but not limited to South America, Middle East, China, Africa and India. In some cases, these countries or regions have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than our other markets. Operating and seeking to expand business in a number of different regions and countries exposes us to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation and repatriation of earnings and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect our financial results. As these emerging geographic markets become more important to us, our competitors are also seeking to expand their production capacities and sales in these same markets. While we maintain a positive corporate image and our brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede our efforts to successfully compete in these markets. Although we are taking measures to adapt to these changing circumstances, our reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

Changes in the availability and price of used solar equipment and spare parts on the secondary / used equipment market could result in lower sales of new solar equipment manufactured by us along with increasing cost due to the inability to obtain economies of scale for purchasing raw materials which could, in turn, result in lower profits on sales of our products.

The global economic slowdown within the solar industry has resulted in the closure of several photovoltaic manufactures along with current manufactures to scale down operations via liquidating manufacturing equipment. The liquidation of these photovoltaic manufactures has resulted in a secondary market of used manufacturing equipment being sold which is directly competing with our new solar equipment. Additionally, as we manufacture fewer units of equipment due to the excess used equipment market, we may experience higher raw material cost to build new equipment due to lower volume of production which negatively impacts our ability to obtain economies of scale when purchasing raw material components. Changes in the price of these raw material components are more likely to occur during times of economic volatility, can significantly increase the costs of production which could have a material negative effect on the profitability of our business, particularly if we, due to pricing considerations to compete with used equipment supplies, are unable to recover the increased costs from our customers.

We may incur material costs related to extended product warranties, which could have a material adverse impact on our financial condition and results of operations.
From time to time, we have offered an extended warranty period to our customers for our manufactured equipment. These extended warranties may lengthen the life of the equipment along with incurring additional cost to maintain the customers' equipment which may negatively impact profitability. Photovoltaic manufacturers are increasingly requiring their capital equipment vendors to offer extended warranty periods for their capital equipment purchases. Warranty claims may range from individual components being replaced to complicated electronic and software PC boards being rebuilt. We cannot assure you that costs associated with providing extended product warranties will not will not exceed amounts accrued for in our consolidated financial statements.

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

As of the date of this Annual Report, while we are meeting the continued listing requirements set forth in the first bullet point above with respect to stockholders' equity ($7.5 million as of December 31, 2012) and the market value of the common stock held by non-affiliates (approximately $4.4 million as of March 5, 2013), we are not in compliance with the minimum bid price requirement of $1.00, as discussed below.

On June 26, 2012, we received a notice from Nasdaq advising us that for 30 consecutive trading days preceding the date of the notice, the bid price of our common stock had closed below the $1.00 per share minimum required for continued listing on Nasdaq pursuant to Nasdaq Marketplace Rule 5550(a)(2) (the “Minimum Bid Price Rule”). We were given 180 calendar days, or until December 24, 2012, to regain compliance with the Minimum Bid Price Rule.

On December 26, 2012, we received a notice from Nasdaq indicating that the Nasdaq staff had determined that we were eligible for an additional 180 calendar day period, or until June 24, 2013, to regain compliance with the Minimum Bid Price Rule. The determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and our written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If, at any time before June 24, 2013, the bid price of the our common stock closes at $1.00 or more for a minimum of 10 consecutive business days, unless the staff exercises its discretion to extend this 10-day period, the staff will provide written confirmation of compliance to us. If we implement a reverse stock split, we must complete the split no later than 10 business days prior to the expiration date in order to timely regain compliance.

If we do not regain compliance with the Minimum Bid Price Rule by June 24, 2013, Nasdaq will provide written notification to us that our common stock may be delisted. At that time, we may appeal the delisting determination to a Hearings Panel. There can be no assurance that we will be able to regain compliance with the Nasdaq rules and thereby maintain the listing of our common stock on the Nasdaq Capital Market.

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

Roger G. Little, our founder, Chairman of the Board, Chief Executive Officer and President, controls approximately 32% of our outstanding common stock. As a result, Mr. Little is in a position to exert significant influence over actions which require stockholder approval and generally to direct our affairs, including the election of directors, potential acquisitions and sales or otherwise preventing or delaying changes in control of our Company that may be otherwise viewed as beneficial by shareholders other than Mr. Little.

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

Our stock price has experienced significant volatility. We expect that uncertainty regarding demand for our products will cause our stock price to continue to be volatile. In addition, the value of your investment could decline due to the impact of any of the following factors, among others, upon the market price of our common stock:

•	Overall economic conditions and general market volatility;

•	Changes in investment analysts’ estimates of our revenues and operating results;

•	Our failure to meet investment analysts’ performance expectations; and

•	Changes in market valuations of other companies in the alternative energy or biomedical industries.

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

We are required to report on our assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. We have documented and tested our internal controls in 2012 and 2011 and this effort involved substantial time and expense. Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2012. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The agreements also subject us to various financial and other covenants with which we must comply on an ongoing or periodic basis. As long as any commitment remains outstanding under the credit agreements, we must comply with a financial covenant, whereby we must maintain a minimum cash balance and availability line of credit. If we violate these or any other covenant, any outstanding debt under these agreements could become immediately due and payable, the bank could proceed against any collateral securing indebtedness and our ability to borrow funds in the future may be restricted or eliminated. These restrictions may also limit our ability to pursue business opportunities or strategies that we would otherwise consider to be in the best interests of the company.

Our credit agreements with Silicon Valley Bank is due to expire on June 29, 2013, which may adversely affect our working capital.

If our credit agreements with Silicon Valley Bank are not renewed, we would have to pay down the credit facilities balance at that time, reducing our cash balance and working capital.

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

On February 4, 2011, Silicon International Ltd. ("SI") filed a complaint in Suffolk Superior Court in Massachusetts, and on February 11, 2011 served a summons, against us alleging breach of contract related to SI's activities acting as a former sales and service representative of ours within China. The complaint makes claims regarding amounts allegedly owed to SI by us, specifically with regard to allegedly owed commissions. SI is seeking payment of commissions allegedly owed to it. We filed our answer and counterclaims against SI on February 24, 2011, denying SI's allegations, and claiming that SI interfered in our business relationships and generally engaged in multiple breaches of contract against us. In January 2013, both parties filed formal opposition to the opposing parties' motion to dismiss various claims and allegations. The ultimate outcome of this legal matter cannot be predicted with certainty, based on current information, including our assessment of the merits of the particular claim. It is not possible at this time to provide meaningful estimates as to amount or range of potential loss, but we do not expect that these legal proceedings or claims will have any material adverse affect on our future results of operations, financial position or cash flows.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “SPIR.”  The following chart sets forth the high and low bid prices for the common stock for the periods shown:

	High Bid	Low Bid
2012
First Quarter	$2.47	$0.51
Second Quarter	1.16	0.38
Third Quarter	0.68	0.44
Fourth Quarter	0.59	0.31
2011
First Quarter	$6.14	$3.77
Second Quarter	4.64	1.87
Third Quarter	2.69	0.26
Fourth Quarter	1.77	0.46

These prices do not reflect retail mark-ups, markdowns or commissions and may not reflect actual transactions. The closing price of the common stock on March 5, 2013 was $0.72 and on that date, there were 245 shareholders of record. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency, but does include each such broker or clearing agency as one record holder.

Dividends

We did not pay any cash dividends during 2012 or 2011 and currently do not intend to pay dividends in the foreseeable future so that we may reinvest our earnings in the development of our business. The payment of dividends in the future will be at the discretion of the Board of Directors.  In addition, under our credit agreements with Silicon Valley Bank, we may not pay dividends on our common stock without the consent of the bank.

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

In the photovoltaic solar area, we develop, manufacture and market specialized equipment for the production of terrestrial photovoltaic modules from solar cells and provide photovoltaic systems for grid connected applications in the commercial markets.  Our equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in the U.S., Japan and Europe.  Our flagship product is our Sun Simulator which tests module performance.  Our other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete we offer other services such as training and assistance with module certification.  We also provide turn-key services to our customers to backward integrate to solar cell manufacturing. At times, we supply materials such as solar cells to certain customers.

In the biomedical area, we provide value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; and perform sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

On December 14, 2009, we completed the sale of our Medical Products Business Unit, which develops and markets coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease, to Bard. Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 17 to the consolidated financial statements.

On March 9, 2012, we completed the sale of our Semiconductor Business Unit, which provides semiconductor foundry services, operates a semiconductor foundry and fabrication facility and is engaged in the business of wafer epitaxy, foundry services, and device fabrication for the defense, medical, telecommunications and consumer products markets, to Masimo. Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit are being presented herein as discontinued operations. See Note 17 to the consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems.  Export sales, which amounted to 53% and 49% of net sales and revenues for 2012 and 2011, respectively, continue to constitute a significant portion of our net sales and revenues.

Results of Operations

The following discussions of our results of continuing operations exclude the results related to the Medical Products Business Unit and the Semiconductor Business Unit, which were sold on December 14, 2009 and March 9, 2012, respectively. The Medical Products Business Unit and the Semiconductor Business Unit have been segregated from continuing operations and are reflected as discontinued operations for all periods presented. See “Net income (loss) from discontinued operations, net of tax” below and Note 17 to the consolidated financial statements.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Year Ended December 31,
	2012	2011
Net sales and revenues	100%	100%
Cost of sales and revenues	(76)	(76)
Gross margin	24	24
Selling, general and administrative expenses	(53)	(25)
Internal research and development expenses	(1)	(1)
Gain on termination of contracts	—	1
Operating loss from continuing operations	(30)	(1)
Other expense, net	—	—
Loss from continuing operations before income tax benefit	(30)	(1)
Income tax benefit - continuing operations	9	1
Net loss from continuing operations	(21)	—
Net income (loss) from discontinued operations, net of tax	13	(3)
Net loss	(8)%	(3)%

Overall

Our total net sales and revenues for the year ended December 31, 2012 (“2012”) decreased 62% to $22.1 million as compared to $58.7 million for the year ended December 31, 2011 (“2011”). The decrease was primarily attributable to a $35.7 million decrease in solar revenue and a $930 thousand decrease in biomedical revenue.

Solar Business Unit

Sales in our solar business unit decreased 70% to $15.3 million in 2012 as compared to $51.0 million in 2011.  The decrease in solar business unit revenue is primarily the result of a decrease in solar module equipment revenue in 2012 of $21.7 million, a decrease in solar system revenue of $8.7 million and a decrease in solar cell material revenue in 2012 of $7.2 million, due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011, partially offset by an increase in solar R&D revenue of $1.3 million in 2012. Lower government incentives in the photovoltaic market and the world-wide oversupply of photovoltaic modules relative to market demand has led to precipitously declining prices in the photovoltaic market. The oversupply has also resulted in reduced demand for photovoltaic manufacturing equipment that will not improve until the module supply/demand imbalance is rectified via the growing photovoltaic systems market. Our Solar Business Unit has been negatively impacted by this reduction in demand which is contributing to decreased revenue in our solar business unit.

Biomedical Business Unit

Revenues in our biomedical business unit decreased 12% to $6.9 million in 2012 as compared to $7.8 million in 2011. The decrease was primarily attributable to a decrease in revenue from our orthopedics coating services and, to a lesser extent, a decrease in revenue from our research and development contracts.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2012	2011	$	%
Sales of goods	$12,989	$50,744	$(37,755)	(74)%
Contract research and service revenues	9,121	7,998	1,123	14%
Net sales and revenues	$22,110	$58,742	$(36,632)	(62)%

The 74% decrease in sales of goods for 2012 as compared to 2011 was primarily due to a decrease of $21.7 million in solar module manufacturing equipment revenues, a decrease of $8.7 million in solar systems revenues and a decrease of $7.2 million in solar cell materials revenue. The decrease in solar module equipment sales of 64% in 2012 as compared to 2011 was primarily due to a decrease in individual module equipment units delivered in 2012. The decrease in sales of solar systems of 99% in 2012 as compared to 2011 was primarily due to the completion of a photovoltaic system project in 2011. The decrease in sales of solar cell materials, all to one customer, of 100% in 2012 as compared to 2011 was due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. Lower government incentives in the photovoltaic market and the world-wide oversupply of photovoltaic modules relative to market demand has led to precipitously declining prices in the photovoltaic market. The oversupply has also resulted in reduced demand for photovoltaic manufacturing equipment that will not improve until the module supply/demand imbalance is rectified via the growing photovoltaic systems market. Our Solar Business Unit has been negatively impacted by this reduction in demand which is contributing to decreased sales of goods.

The 14% increase in contract research and service revenues for 2012 as compared to 2011 was primarily attributable to an increase of $1.4 million in solar research and development revenue and an increase of $701 thousand in equipment research and development revenue, partially offset by a decrease of $921 thousand in biomedical revenue. The increase in solar research and development revenue of 604% in 2012 as compared to 2011 was primarily due to two new research and development projects started with the U.S. Department of Energy in 2012. The increase in equipment research and development revenue in 2012 as compared to 2011 was primarily due to new research and development projects started in 2012. Revenues from our biomedical services decreased 12% in 2012 compared to 2011 as a result of a slight decrease in the number and value of biomedical orders in 2012.

Revenues from the delivery of solar equipment to First Solar, Inc. and revenues from the delivery of biomedical services to Stryker Orthopedics accounted for 12% and 14%, respectively, of total net sales and revenues for 2012.

Revenues from the delivery of solar equipment to Servo Dynamics Co., Ltd. and First Solar, Inc. accounted for 16% and 11%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to PPS Berkshire Solar LLC accounted for 13% of total net sales and revenues for 2011. Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 1% and 12%, respectively, of total net sales and revenues for 2011.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Years Ended December 31,				Increase (Decrease)
(in thousands)	2012	%	2011	%	$	%
Cost of goods sold	$11,943	92%	$40,171	79%	$(28,228)	(70)%
Cost of contract research and services	4,896	54%	4,581	57%	315	7%
Net cost of sales and revenues	$16,839	76%	$44,752	76%	$(27,913)	(62)%

Cost of goods sold decreased 70% for 2012 as compared to 2011, primarily as a result of decreased costs related to solar module equipment, solar systems and solar cell materials, partially offset by a slight increase in advanced technology center costs. The decrease in solar module equipment costs of 54% in 2012 as compared to 2011 was primarily due to a decrease in associated revenue. The decrease of solar system costs of 97% in 2012 as compared to 2011 was primarily due to the completion of a photovoltaic system project in 2011 as compared to none in 2012. The decrease in costs of solar cell materials, all to one customer, of 100% in 2012 as compared to 2011 was due to the completion of definite delivery commitments to a solar cell materials contract in the first quarter of 2011. As a percentage of sales, cost of goods sold was 92% of sales of goods in 2012 as compared to 79% of sales of goods in 2011. This increase in the percentage of sales in 2012 is due primarily to a lower utilization of capacity.

Cost of contract research and services increased 7% for 2012 as compared to 2011, primarily as a result of increased costs related to solar and equipment research and development services, partially offset by a slight decrease in costs related to biomedical services. The increase in solar research and development services costs of 192% in 2012 as compared to 2011 was primarily due to an increase in associated revenue from two government funded solar research projects. Cost of contract research and services as a percentage of related revenue decreased to 54% of related revenues in 2012 from 57% in 2011, primarily due to higher margin orders in solar and equipment research and development services.

Cost of sales and revenues also includes approximately $52 thousand and $93 thousand of share-based compensation in 2012 and 2011, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of net sales and revenues:

	Years Ended December 31,				Decrease
(in thousands)	2012	%	2011	%	$	%
Selling, general and administrative	$11,676	53%	$14,466	25%	$(2,790)	(19)%
Internal research and development	233	1%	776	1%	(543)	(70)%
Operating expenses	$11,909	54%	$15,242	26%	$(3,333)	(22)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 19% in 2012 as compared to 2011, primarily as a result of a decrease in marketing, deferred rent and employee related expenses and a decrease in agent commissions in the solar business unit due to a decrease in solar module manufacturing equipment revenues.  In addition, a net benefit was realized related to the change in value of the deferred compensation plan. Selling, general and administrative expense increased to 53% of sales and revenues in 2012 as compared to 25% in 2011.  The increase was primarily due to the decrease in sales and revenues.

Selling, general and administrative expenses include approximately $150 thousand and $252 thousand of share-based compensation in 2012 and 2011, respectively.

Internal Research and Development Expenses

Internal research and development expense decreased 70% in 2012 as compared to 2011, primarily as a result of lower levels of internal research and development spent in the solar business unit due to an increase in funded research and development.  As a percentage of sales and revenue, internal research and development expenses remained constant in 2012 when compared to 2011.

Gains on Termination of Contracts

In the fourth quarter of 2011, we determined that a purchase and sale agreement with Genus Innovation Ltd. (“Genus”) related to a module manufacturing line was terminated due to a breach of contract by Genus. Genus had failed to take delivery of equipment and make payments as required by the agreement. In the third quarter of 2011, we formally notified Genus that they were in breach of the agreement and provided Genus until October 30, 2011 to cure the breach. Genus failed to cure the breach as required by the agreement and we sent Genus formal notification on October 31, 2011 that the agreement was terminated. In the fourth quarter of 2011, we recognized a gain on termination of contracts of $409 thousand which relates to Genus' non-refundable deposit. See Note 16 to the consolidated financial statements.

In the fourth quarter of 2012, we determined that a purchase and sale agreement, as amended, with Evergreen Solar Systems India (P) Ltd. ("Evergreen") related to a module manufacturing line expansion was terminated due to a breach of contract by Evergreen. Evergreen had failed to make payments as required by the agreement and has not responded to numerous communications by us. In the fourth quarter of 2012, we recognized a gain on termination of contracts of $35 thousand which relates to Evergreen's non-refundable deposit. See Note 16 to the consolidated financial statements.

Other Income (Expense), Net

We incurred interest expense of $120 thousand and $141 thousand in 2012 and 2011, respectively.  The decrease in interest expense is due to lower interest payments due to reduced amounts outstanding under the credit facilities with Silicon Valley Bank in 2012 compared with 2011. We had currency exchange losses of $7 thousand and gains of $8 thousand in 2012 and 2011, respectively.

Income Taxes

We recorded an income tax benefit on our loss from continuing operations of $2.0 million and $890 thousand in 2012 and 2011, respectively, which was offset by a provision on our income from discontinued operations of $1.9 million and $914 thousand in 2012 and 2011, respectively. Gross federal net operating loss carryforwards were approximately $13.9 million as of December 31, 2012 and expire at various times through 2032. We have a full valuation allowance recorded against the net deferred tax assets at December 31, 2012 due to uncertainty regarding realization of these assets in the future.

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

We recorded net income from discontinued operations of $2.9 million and a net loss from discontinued operations of $1.4 million in 2012 and 2011, respectively. Included in discontinued operations for 2012 is a gain on sale of business unit to Masimo of $5.4 million and an income tax provision of $1.9 million. Included in the gain of $5.4 million is proceeds received from Masimo of $8.0 million, less assets and liabilities assumed by Masimo of $2.1 million and legal and professional fees related to complete the sale of $425 thousand. Included in discontinued operations for 2011 is a net gain on legal settlement of $2.3 million and an income tax provision of $914 thousand. Included in the net gain of $2.3 million is proceeds received from a contract manufacturer of $2.5 million, less legal costs of $214 thousand. See Note 17 to the consolidated financial statements.

Net Loss

We reported a net loss of $1.9 million and $1.5 million for 2012 and 2011, respectively. Net loss increased approximately $375 thousand, primarily due to a $8.0 million decrease in 2012 solar equipment margin, a $675 thousand decrease in 2012 biomedical services margin and a $374 thousand decrease in 2012 gain on termination of contracts, partially offset by a $5.4 million improvement from discontinued operations before tax in 2012 and decreased operating expenses of $3.3 million in 2012.

Liquidity and Capital Resources

	December 31,	December 31,	Increase (Decrease)
(in thousands)	2012	2011	$	%
Cash and cash equivalents	$3,030	$4,758	$(1,728)	(36)%
Working capital	$6,616	$5,700	$916	16%

Cash and cash equivalents decreased due to cash used in operating activities and to a lesser extent financing activities, partially offset by cash provided by investing activities. Included in investing activities is one time payments received in the first quarter of 2012 totaling $6.6 million related to the sale of the Semiconductor Business Unit included in discontinued operations. The overall increase in working capital is due to a decrease in current liabilities, primarily accounts payable, accrued liabilities, advances on contracts in progress and liabilities of discontinued operations, partially offset by a decline in cash, accounts receivable, inventory, deposits on equipment for inventory and assets of discontinued operations. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At December 31, 2012, our accumulated deficit was approximately $15.9 million compared to accumulated deficit of approximately $14.1 million as of December 31, 2011.

During the first quarter of 2012, we began pursuing an exclusive sales process of our Semiconductor Business Unit and on March 9, 2012, we completed the sale of the Semiconductor Business Unit to Masimo Corporation. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash and liabilities assumed by Masimo in excess of $500 thousand. As a result, in the fist quarter of 2012 we received approximately $7.3 million in cash (less the escrow described below) and Masimo assumed approximately $1.2 million in liabilities. Of the purchase price, approximately $718 thousand was deposited into an indemnity escrow account for fifteen months (or until June, 2013) to partially secure our obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located was terminated on March 9, 2012, and we were released from all future obligations under the lease as of such date. See Note 17 to the consolidated financial statements.

We currently believe that our existing cash resources at December 31, 2012, will be sufficient to fund our operations into the second half of 2013; however, we cannot assure you of this. The maturity date of our credit facilities is June 29, 2013. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements.

We have various options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt, the sale or license of assets and technology, or joint ventures involving cash infusions, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values. We have developed several plans including cost reduction efforts, expand revenue in other solar markets and potential strategic alternatives to offset a decline in business due to global economic conditions.  Our inability to successfully implement our cost reduction strategies, expand revenue in other solar markets or to renew our credit facilities, could adversely impact our ability to continue as a going concern.

Based on the forecasts and estimates underlying our current operating plan, the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Loan Agreements

We have two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”): (i) a Second Amended and Restated Loan and Security Agreement and (ii) an Amended and Restated Export-Import Bank Loan and Security Agreement pursuant to which outstanding amounts under this facility are guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”).

On December 20, 2012, we entered into with the Bank (i) the Fourth Loan Modification Agreement amending certain terms of the Second Amended and Restated Loan and Security Agreement dated as of November 16, 2009 (as amended, the “Revolving Credit Facility”) and (ii) the Fourth Loan Modification Agreement amending certain terms of the Amended and Restated Export-Import Bank Loan and Security Agreement dated as of November 16, 2009 (as amended, the “Ex-Im Facility”). Pursuant to the terms of the Fourth Loan Modification Agreements, we agreed with the Bank to (i) extend the maturity date of the Revolving Credit Facility and the Ex-Im Facility from December 29, 2012 to June 29, 2013 and (ii) decrease the aggregate amount of the Revolving Credit Facility and the Ex-Im Facility from $6 million to $1.5 million, with up to $1 million available under the Revolving Credit Facility and up to $1.5 million available under the Ex-Im Facility. In addition, the guidance line has been extended to support letters of credit in an aggregate amount of up to $1.5 million through June 29, 2013. If we achieve certain levels of liquidity, based on cash on hand and availability under the credit facility, we will not be required to cash collateralize letters of credit issued under this guidance line.
Our obligations under these two credit facilities, as well as the guidance line, are secured by substantially all of our assets. Advances under the Revolving Credit Facility are limited to 80% of eligible receivables. Advances under the Ex-Im Facility are limited to (i) 90% of eligible receivables subject to a suitable foreign currency hedge agreement if applicable, plus (ii) 75% of all other eligible receivables billed in foreign currency, plus (iii) 50% of the value of eligible inventory, as defined. Under the Revolving Credit Facility and the Ex-Im Facility, as long as any commitment remains outstanding under the facilities, we must comply with a financial covenant by maintaining a minimum cash balance of $1.0 million. In addition, until all amounts under the credit facilities with the Bank are repaid, covenants under the credit facilities impose restrictions on our ability to, among other things, incur additional indebtedness, create or permit liens on our assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by us. Any failure by the us to comply with the covenants and obligations under the credit facilities could result in an event of default, in which case the Bank may be entitled to declare all amounts owed to be due and payable immediately.

Under the credit facilities, interest on outstanding borrowings accrues at a rate per annum equal to the greater of (i) the prime rate plus 2.5% or (ii) 7.0%. In addition, if we achieve certain levels of liquidity, based on cash on hand and availability under the credit facility, we will have a 0.5% lower interest rate.

Advances outstanding under the Revolving Credit Facility were $449 thousand and zero at December 31, 2012 and 2011, respectively.  Advances outstanding under the Ex-Im Facility were $141 thousand and $1.2 million at December 31, 2012 and 2011, respectively.  As of December 31, 2012, the interest rate per annum on the Revolving Credit Facility and Ex-Im Facility was 6.0% and 6.5%, respectively. We have utilized $675 thousand and $1.4 million of the guidance line at December 31, 2012 and 2011, respectively. Combined availability under the Revolving Credit Facility and the Ex-Im Facility was $549 thousand as of December 31, 2012.

Gain on Legal Settlement

During the fourth quarter of 2011, we received a cash payment of $2.5 million in settlement of a breach of contract dispute with a contract manufacturer and in turn recorded a net gain on legal settlement of $2.3 million. This amount has been recorded as a component of net income from discontinued operations.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7.8 million in 2012, which includes $1.7 million of cash used in operating activities of discontinued operations. Net cash used in operating activities was $1.1 million in 2011, which includes $793 thousand of cash provided by operating activities of discontinued operations. See Note 17 to the consolidated financial statements. As of December 31, 2012, we had unrestricted cash and cash equivalents of $3.0 million compared to $4.8 million as of December 31, 2011. As a result, our independent registered public accounting firm has expressed a substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements.

We have various options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt, the sale or license of assets and technology, or joint ventures involving cash infusions, as we has done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values.  The maturity date of our credit facilities is June 29, 2013. We have developed several plans including cost reduction efforts, expand revenue in other solar markets and potential strategic alternatives to offset a decline in business due to global economic conditions.  Our inability to successfully implement our cost reduction strategies, expand revenue in other solar markets or to renew our credit facilities, could adversely impact our ability to continue as a going concern.

Based on the forecasts and estimates underlying our current operating plan, the financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements.

The following table summarizes our gross contractual obligations at December 31, 2012 and the maturity periods and the effect that such obligations are expected to have on its liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Revolving Credit Facility (SVB)	$449	$449	$—	$—	$—
Ex-Im Facility (SVB)	141	141	—	—	—
Purchase obligations	718	700	17	1	—
Unrelated party capital leases	23	15	8	—	—
Operating leases:
Unrelated party operating leases	184	136	48	—	—
Related party operating leases	12,067	2,313	4,844	4,910	—
	$13,582	$3,754	$4,917	$4,911	$—

Purchase obligations include all open purchase orders outstanding regardless of whether they are cancelable or not. Included in purchase obligations are raw material, equipment and services needed to fulfill customer orders.

The Revolving Credit Facility and Ex-Im Facility do not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $675 thousand and $1.4 million at December 31, 2012 and 2011, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  The outstanding letters of credit at December 31, 2012 were secured by the Revolving Credit Facility and Ex-Im Facility. The outstanding letters of credit at December 31, 2011 were secured by $21 thousand of restricted cash and the remainder was secured by the Revolving Credit Facility and Ex-Im Facility.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11 ("ASU 2011-11"), Disclosures about Offsetting Assets and Liabilities. The update requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. We do not expect the application of this update to have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05"), Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for public companies for interim and annual periods beginning after December 15, 2011. We applied this guidance effective January 1, 2012, which only changed the manner of comprehensive income presentation in the condensed consolidated financial statements. The application of this update did not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 ("ASU 2011-12"), Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income in either a single continuous statement or in two separate but consecutive statements. In February 2013, the FASB issued ASU No. 2013-02 ("ASU 2013-02"), Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 will be effective for interim and annual periods beginning after December 31, 2012. We do not expect the application of this update to have an impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. We applied this guidance effective January 1, 2012 and the application of this update did not have a material impact on our consolidated financial statements.

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

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against an irrevocable non-transferable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current sales orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity in 2012 and 2011. Foreign exchange gain (loss) included in other expense, net was a loss of approximately $7 thousand and a gain of approximately $8 thousand for the years ended December 31, 2012 and 2011, respectively.

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

On September 17, 2010, we entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional five (5) years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. We have the right to further extend the term of the Bedford Lease for an additional five (5) year period. If we exercise this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPI-Trust agreed to reimburse us up to $50 thousand for all costs incurred by us in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $2.3 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively.

On August 29, 2008, we entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003.  The term of the Hudson Lease commenced on September 1, 2008, and was to continue for seven (7) years until August 31, 2015.  The annual rental rate for the first year of the Hudson Lease was $12.50 per square foot on a triple-net basis, whereby the tenant was responsible for operating expenses, taxes and maintenance of the building.  The annual rental rate increases on each anniversary by $0.75 per square foot.  In addition, we were required to deposit with SPI-Trust $300 thousand as security for performance by us for our covenants and obligations under the Hudson Lease.  SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building.  We believe that the terms of the Hudson Lease was commercially reasonable and reflective of market rates.  The Hudson Lease was classified as a related party operating lease.  Rent expense from continuing operations under the Hudson Lease was $119 thousand and $626 thousand for the years ended December 31, 2012 and 2011, respectively. Rent expense from discontinued operations under the Hudson Lease was $134 thousand and $702 thousand for the years ended December 31, 2012 and 2011, respectively. In connection with sale of the Semiconductor Business Unit, the lease was terminated on March 9, 2012 and we were released from all future obligations under the lease as of such date. The security deposit of $300 thousand was used to off-set rent payments in the first quarter of 2012. See Note 17 to the consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the significant estimates affecting our consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts, reserve for excess and obsolete inventory, impairment of long-lived assets, share-based compensation and warranty reserves. We regularly evaluate our estimates and assumptions based upon historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent actual results differ from those estimates, our future results of operations may be affected. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to Note 2 of our notes to consolidated financial statements for a description of our significant accounting policies.

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
Our OEM (original equipment manufacturer) capital equipment solar energy business builds complex customized machines to order for specific customers.  Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a Carriage and Insurance Paid (or CIP), or on rare situations, a Delivery Duty Unpaid (or DDU) basis. It is our policy to recognize revenues for this equipment when title of the product has passed to the customer, provided that customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in our environment.  When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved.  Typically, we are able to separate arrangements with multiple elements into more than one unit of accounting as it relates to the passage of title, training and installation services when no right of return exists. We allocate total fees under contract to each element using the relative selling price method and revenue is recognized upon delivery of each element. Our management performs extensive analysis to determine the relative selling price of each unit of accounting. We allocate revenue in arrangements using our best estimate of selling price if neither vendor-specific objective evidence ("VSOE") nor third-party evidence (“TPE”) of selling price exists.  We determine estimated selling price ("ESP") of each deliverable based on a number of factors, including internal costs, gross margin targets and historical sales of similar units, as well as external factors such as market and competitive conditions.

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

Share-Based Compensation

We account for our share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation. We utilize the Black-Scholes option pricing model as our method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. We use the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

Warranty

We provide warranties on certain products and services. Our warranty programs are described below:

We generally warrant solar manufacturing equipment sold for a total of 360 days, which include the replacement of defective component parts and the labor to correct the defect. On occasion, extended warranties will be given to certain customers of solar manufacturing equipment for up to an additional 360 days.

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

We have audited the accompanying consolidated balance sheets of Spire Corporation and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spire Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2012, the Company incurred a loss from continuing operations of $4.8 million and continuing operating cash flows used $6.9 million in cash.   The Company's credit agreements are due to expire on June 29, 2013.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McGladrey LLP

Boston, Massachusetts
March 28, 2013

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,030	$4,758
Restricted cash	—	21
Accounts receivable – trade, net	2,137	3,464
Inventories, net	5,316	7,153
Deferred cost of goods sold	185	180
Deposits on equipment for inventory	69	609
Prepaid expenses and other current assets	617	757
Current assets of discontinued operations	718	694
Total current assets	12,072	17,636

Property and equipment, net	1,197	1,354
Intangible and other assets, net	393	490
Available-for-sale investments, at quoted market value (cost of $2,741 and $2,204 at December 31, 2012 and 2011, respectively)	2,963	2,405
Deposit – related party	—	300
Non-current assets of discontinued operations	—	1,993
Total assets	$16,625	$24,178

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligation	$13	$37
Revolving line of credit	590	1,157
Accounts payable	1,424	3,405
Accrued liabilities	2,221	3,451
Advances on contracts in progress	1,037	2,232
Liabilities of discontinued operations	171	1,654
Total current liabilities	5,456	11,936

Long-term portion of capital lease obligation	8	21
Deferred compensation	2,963	2,405
Other long-term liabilities	746	891
Non-current liabilities of discontinued operations	—	215
Total long-term liabilities	3,717	3,532
Total liabilities	9,173	15,468
Stockholders’ equity
Common stock, $0.01 par value; 20,000,000 shares authorized; 9,062,633 and 8,562,633 shares issued and outstanding on December 31, 2012 and December 31, 2011, respectively	91	86
Additional paid-in capital	23,084	22,510
Accumulated deficit	(15,945)	(14,087)
Accumulated other comprehensive income	222	201
Total stockholders’ equity	7,452	8,710
Total liabilities and stockholders’ equity	$16,625	$24,178

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011
Net sales and revenues
Sales of goods	$12,989	$50,744
Contract research and service revenues	9,121	7,998
Total net sales and revenues	22,110	58,742

Cost of sales and revenues
Cost of goods sold	11,943	40,171
Cost of contract research and services	4,896	4,581
Total cost of sales and revenues	16,839	44,752
Gross margin	5,271	13,990

Operating expenses
Selling, general and administrative expenses	11,676	14,466
Internal research and development expenses	233	776
Total operating expenses	11,909	15,242
Gain on termination of contracts	35	409

Operating loss from continuing operations	(6,603)	(843)

Interest expense, net	(120)	(141)
Foreign exchange gain (loss)	(7)	8
Total other expense, net	(127)	(133)

Loss from continuing operations before income tax benefit	(6,730)	(976)

Income tax benefit - continuing operations	1,951	890
Loss from continuing operations	(4,779)	(86)

Loss from discontinued operations before sale of business unit	(580)	(2,769)
Gain on sale of business unit, net of transaction expenses	5,449	—
Gain on legal settlement, net of transaction expenses	—	2,286
Income tax provision - discontinued operations	(1,948)	(914)
Income (loss) from discontinued operations, net of tax	2,921	(1,397)
Net loss	$(1,858)	$(1,483)

Basic and diluted income (loss) per share:
From continuing operations, net of tax	(0.56)	(0.01)
From discontinued operations, net of tax	0.34	(0.17)
Basic and diluted loss per share	(0.22)	(0.18)

Weighted average number of common and common equivalent shares outstanding – basic and diluted	8,579,027	8,386,188

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011
Comprehensive loss:
Net loss	$(1,858)	$(1,483)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale marketable securities, net of tax	21	(245)
Total comprehensive loss	$(1,837)	$(1,728)

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance, December 31, 2010	8,360,133	$84	$21,979	$(12,604)	$446	$9,905
Issuance of common stock	200,000	2	154	—	—	156
Exercise of stock options	2,500	—	8	—	—	8
Share-based compensation (1)	—	—	369	—	—	369
Net change in unrealized gain on available for sale marketable securities	—	—	—	—	(245)	(245)
Net loss	—	—	—	(1,483)	—	(1,483)
Balance, December 31, 2011	8,562,633	$86	$22,510	$(14,087)	$201	$8,710
Issuance of common stock	500,000	5	379	—	—	384
Share-based compensation (2)	—	—	195	—	—	195
Net change in unrealized gain on available for sale marketable securities	—	—	—	—	21	21
Net loss	—	—	—	(1,858)	—	(1,858)
Balance, December 31, 2012	9,062,633	$91	$23,084	$(15,945)	$222	$7,452

(1)	Includes $24 thousand, related to discontinued operations for the years ended December 31, 2011.

(2)	Includes $(7) thousand , related to discontinued operations for the year ended December 31, 2012.

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,858)	$(1,483)
Less: Net income (loss) from discontinued operations, net of tax	2,921	(1,397)
Net loss from continuing operations	(4,779)	(86)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804	1,039
Deferred tax benefit	(1,948)	(914)
Deferred compensation	21	(245)
Share-based compensation	202	345
Provision for accounts receivable reserve	30	23
Provision for inventory reserve	317	686
Changes in assets and liabilities:
Restricted cash	21	—
Accounts receivable	1,297	3,427
Inventories	1,115	2,702
Deferred cost of goods sold	(5)	838
Deposits, prepaid expenses and other current assets	680	(391)
Accounts payable, accrued liabilities and other liabilities	(2,972)	(2,732)
Deposit – related party	300	—
Advances on contracts in progress	(1,195)	(6,587)
Net cash used in operating activities of continuing operations	(6,112)	(1,895)
Net cash (used in) provided by operating activities of discontinued operations	(1,726)	793
Net cash used in operating activities	(7,838)	(1,102)
Cash flows from investing activities:
Purchase of property and equipment	(143)	(197)
Additions to intangible and other assets	(2)	(84)
Net cash used in investing activities of continuing operations	(145)	(281)
Net cash provided by (used in) investing activities of discontinued operations	6,859	(82)
Net cash provided by (used in) investing activities	6,714	(363)
Cash flows from financing activities:
Principal payments on capital lease obligations	(37)	(44)
Principal payments on equipment and revolving line of credit, net	(567)	—
Proceeds from exercise of stock options	—	8
Net cash used in financing activities	(604)	(36)
Net decrease in cash and cash equivalents	(1,728)	(1,501)
Cash and cash equivalents, beginning of year	4,758	6,259
Cash and cash equivalents, end of year	$3,030	$4,758
Supplemental disclosures of cash flow information:
Interest paid	$120	$141
Income taxes refunded, net	$(5)	$(36)
Supplemental disclosures of non-cash flow information:
Liabilities settled with common stock	$384	$156

The accompanying notes are an integral part of these consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

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

In the photovoltaic solar area, the Company develops, manufactures and markets specialized equipment for the production of terrestrial photovoltaic modules from solar cells and provide photovoltaic systems for grid connected applications in the commercial markets.  The Company's equipment has been installed in approximately 200 factories in 50 countries.  The equipment market is very competitive with major competitors located in the U.S., Japan and Europe.  The Company's flagship product is its Sun Simulator which tests module performance.  The Company's other product offerings include turn-key module lines and to a lesser extent other individual equipment.  To compete the Company offers other services such as training and assistance with module certification.  The Company also provides turn-key services to its customers to backward integrate to solar cell manufacturing. At times, the Company supplies materials such as solar cells to certain customers.

In the biomedical area, the Company provides value-added surface treatments to manufacturers of orthopedic and other medical devices that enhance the durability, antimicrobial characteristics or other material characteristics of their products; and perform sponsored research programs into practical applications of advanced biomedical and biophotonic technologies.

On March 9, 2012, the Company completed the sale of its semiconductor business unit, which provided semiconductor foundry services, operated a semiconductor foundry and fabrication facility and was engaged in the business of wafer epitaxy, foundry services, and device fabrication for the defense, medical, telecommunications and consumer products markets (the “Semiconductor Business Unit”), to Masimo Corporation ("Masimo"). Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit are being presented herein as discontinued operations. See Note 17 to the consolidated financial statements.

On December 14, 2009, the Company completed the sale of its Medical Products Business Unit, which developed and marketed coated and uncoated hemodialysis catheters and related devices for the treatment of chronic kidney disease (the “Medical Products Business Unit”), to Bard Access Systems, Inc. (“Bard”). Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 17 to the consolidated financial statements.

Operating results will depend upon revenue growth and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of solar systems.  Export sales, which amounted to 53% and 49% of net sales and revenues for 2012 and 2011, respectively, continue to constitute a significant portion of the Company's net sales and revenues.

The Company has incurred operating losses from continuing operations. Operating loss from continuing operations was $6.6 million and $843 thousand in 2012 and 2011, respectively. Net cash used in operating activities was $7.8 million in 2012, which includes $1.7 million of cash provided by operating activities of discontinued operations. Net cash used in operating activities was $1.1 million in 2011, which includes $793 thousand of cash provided by operating activities of discontinued operations. As of December 31, 2012, the Company had unrestricted cash and cash equivalents of $3.0 million compared to $4.8 million as of December 31, 2011. The maturity date of the Company's credit facilities is June 29, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company currently believes that its existing cash resources at December 31, 2012, will be sufficient to fund its operations into the second half of 2013; however, the Company cannot assure you of this.

The Company has various options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt, the sale or license of assets and technology, or joint ventures involving cash infusions, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values.  The Company has developed several plans including cost reduction efforts, expand revenue in other solar markets and potential strategic alternatives to offset a decline in business due to global economic conditions.  The Company's inability to successfully implement its cost reduction strategies, expand revenue in other solar markets or to renew the Company's credit facilities, could adversely impact our ability to continue as a going concern.

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
The Company's OEM (original equipment manufacturer) capital equipment solar energy business builds complex customized machines to order for specific customers.  Most orders are sold on a FOB Bedford, Massachusetts (or EX-Works Factory) basis and other orders are sold on a Carriage and Insurance Paid (or CIP), or on rare situations, a Delivery Duty Unpaid (or DDU) basis. It is the Company's policy to recognize revenues for this equipment when title of the product has passed to the customer, provided that customer acceptance is obtained prior to shipment and the equipment is expected to operate the same in the customer's environment as it does in the Company's environment.  When an arrangement with the customer includes future obligations or customer acceptance, revenue is recognized when those obligations are met or customer acceptance has been achieved.  Typically, the Company is able to separate arrangements with multiple elements into more than one unit of accounting as it relates to the passage of title, training and installation services when no right of return exists. The Company allocates total fees under contract to each element using the relative selling price method and revenue is recognized upon delivery of each element. The Company's management performs extensive analysis to determine the relative selling price of each unit of accounting. The Company allocates revenue in arrangements using its best estimate of selling price if neither vendor-specific objective evidence ("VSOE") nor third-party evidence (“TPE”) of selling price exists.  The Company determines estimated selling price ("ESP") of each deliverable based on a number of factors, including internal costs, gross margin targets and historical sales of similar units, as well as external factors such as market and competitive conditions.

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

(d)	Restricted Cash

Restricted cash consist of certificates of deposit with various maturity dates. As of December 31, 2011, the Company had restricted cash in the amount of $21 thousand to secure the Company's obligations under a purchase and sale agreement.

(e)	Available-for-Sale Investments

Available-for-sale investments consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was $222 thousand and $201 thousand as of December 31, 2012 and 2011, respectively.

(f)	Inventories

Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out ("FIFO") basis.  Judgments and estimates are used in determining the likelihood that goods on hand can be sold to customers.  Historical inventory usage, forecasted demand and current revenue trends are considered in estimating both excess and obsolete inventory. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Patents amounted to $111 thousand and $137 thousand, net of accumulated amortization of $822 thousand and $767 thousand, at December 31, 2012 and 2011, respectively. Licenses amounted to $60 thousand and $65 thousand, net of accumulated amortization of $15 thousand and $10 thousand, at December 31, 2012 and 2011, respectively. Patent cost is primarily composed of cost associated with securing and registering patents that the Company has been awarded or that have been submitted to, and the Company believes will be approved by the government. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, ordinarily five years, using the straight-line method. There are no expected residual values related to these patents. Amortization expense from continuing operations, relating to patents and licenses, was approximately $99 thousand for the year ended December 31, 2012 which includes $38 thousand of patents pending that were abandoned and written-off during the year. Amortization expense from continuing operations, relating to patents and licenses, was approximately $228 thousand for the year ended December 31, 2011 which includes $160 thousand of patents pending that were abandoned and written-off during the year.

The table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at December 31, 2012 of $68 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the period ending December 31, is as follows:

(in thousands)	Amortization Expense
2013	$68
2014	60
2015	36
2016	22
2017	19
2018 and future	34
$239

Also included in other assets are refundable deposits made by the Company of approximately $154 thousand and $163 thousand at December 31, 2012 and 2011, respectively.

(i)	Long-lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Accounting Standard Codification 360-10-5-4, Impairment or Disposal of Long-Lived Assets. ASC 360-10-5-4 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures recoverability of assets and /or asset groups to be held and used by a comparison of the carrying amount of an asset and/or asset group to future undiscounted net cash flows expected to be generated by the asset and/or asset groups. If such assets and/or asset groups are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets and/or asset groups exceed the fair value of the assets. The Company reports assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. The Company evaluated long-lived assets for impairment for the years ended December 31, 2012 and 2011 and determined that the estimated future net undiscounted cash flows of the assets and/or asset groups exceeded the carrying amount of the assets for both years.

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

The Company accounts for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions.  The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position.  The Company evaluates this tax position on a quarterly basis using a two-step process.  The first step is a determination of whether the tax position should be recognized in the financial statements and the second step is the measurement of the tax position.  The Company also accrues for potential interest and penalties as a component of income tax expense, related to unrecognized tax benefits.  The Company’s evaluation was performed for the tax years ended December 31, 2009, 2010, 2011 and 2012, the tax years which remain subject to audit by the Internal Revenue Service and state tax jurisdictions.

(k)	Warranty

The Company provides warranties on certain of its products and services. The Company’s warranty programs are described below:

Spire Solar generally warrants solar manufacturing equipment sold for a total of 360 days, which include the replacement of defective component parts and the labor to correct the defect. On occasion, extended warranties will be given to certain customers of solar manufacturing equipment for up to an additional 360 days.

Spire Biomedical warrants that its services will meet the agreed upon specifications.

The Company provides for the estimated cost of product warranties, determined primarily from historical information, at the time product revenue is recognized.  Should actual product failure warranties differ from the Company’s estimates, revisions to the estimated warranty liability would be required.  Product warranty liabilities are included in accrued liabilities in the Company’s consolidated balance sheets for the years ended December 31, 2012 and 2011.  The changes in the product warranties for the years ended December 31, 2012 and 2011, are as follows:

(in thousands)
Balance at December 31, 2010	$894
Provision charged to income	507
Usage	(588)
Balance at December 31, 2011	813
Reduction to reserve	(63)
Usage	(278)
Balance at December 31, 2012	$472

(l)	Internal Research and Development Costs

Internal research and development costs are charged to operations as incurred. During the years ended December 31, 2012 and 2011, Company funded research and development costs were approximately $233 thousand and $776 thousand, respectively.

(m)	Loss Per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share gives effect to all potential dilutive common shares outstanding during the period.  The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on loss per share. The Company did not pay any dividends in 2012 and 2011.

(n)	Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Besides the reported net loss, other comprehensive loss includes certain changes in equity that are excluded from net loss. Other comprehensive income (loss) was comprised of an unrealized gain of available-for-sale investments of approximately $21 thousand and an unrealized loss of available-for-sale investments of approximately $245 thousand during the years ended December 31, 2012 and 2011, respectively.

(o)	Share-Based Compensation

The Company accounts for its share-based compensation plans in accordance with the fair value recognition provisions of ASC 718 Compensation—Stock Compensation. The Company utilizes the Black-Scholes option pricing model as its method for determining the fair value of stock option grants. ASC 718 requires the fair value of all share-based awards that are expected to vest to be recognized in the statements of operations over the service or vesting period of each award. The Company uses the straight-line method of attributing the value of share-based compensation expense for all stock option grants over the requisite service period.

(p)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The significant estimates included in the consolidated financial statements are those relating to revenue recognition, reserves for doubtful accounts, the assessment of excess and obsolete inventory, impairment of long-lived assets, stock-based compensation, income taxes and warranty reserves.  Actual results could differ from those estimates.

(q)	Fair Value of Financial Instruments

Financial instruments of the Company include cash and cash equivalents, accounts receivable, accounts payable, revolving line of credit and capital leases. The Company's financial instruments at December 31, 2012 also include available-for-sale investments measured at fair value. See Note 8 to the consolidated financial statements.

(r)	Shipping and Handling Costs

Shipping and handling costs are included in cost of goods sold.

(s)	Foreign Currency

The Company sells almost exclusively in U.S. dollars, generally against an irrevocable confirmed letter of credit through a major United States bank. Accordingly, the Company is not directly affected by foreign exchange fluctuations on its current sales orders. However, fluctuations in foreign exchange rates have an effect on the Company’s customers’ access to U.S. dollars and on the pricing competition on certain pieces of equipment that the Company sells in selected markets.  The Company bears the risk of any currency fluctuations that may be associated with these commitments.  The Company attempts to hedge known transactions when possible to minimize foreign exchange risk.  The Company had no hedging activity in 2012 and 2011. Foreign exchange gain (loss) included in other expense, net was a loss of approximately $7 thousand and a gain of approximately $8 thousand for the years ended December 31, 2012 and 2011, respectively.

(t)	Segment Information

ASC 280, Segment Reporting, requires public entities to report certain information about operating segments. Based on the guidance provided in ASC 280, the Company has determined that its business is conducted in three reportable segments: solar, biomedical and corporate.

(u)	Subsequent Events

The Company evaluates all events or transactions through the date of the related filing, in accordance with the provisions of ASC 855, Subsequent Events. Through the date of this filing, the Company did not have any material subsequent events that impacted its consolidated financial statements or disclosures.

(v)	New Accounting Standards

In December 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2011-11 ("ASU 2011-11"), Disclosures about Offsetting Assets and Liabilities. The update requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the application of this update to have an impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 ("ASU 2011-05"), Presentation of Comprehensive Income. The update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders' equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for public companies for interim and annual periods beginning after December 15, 2011. The Company applied this guidance effective January 1, 2012, which only changed the manner of comprehensive income presentation in the condensed consolidated financial statements. The application of this update did not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 ("ASU 2011-12"), Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 deferred the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. As part of this update, the FASB did not defer the requirement to report comprehensive income in either a single continuous statement or in two separate but consecutive statements. In February 2013, the FASB issued ASU No. 2013-02 ("ASU 2013-02"), Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 will be effective for interim and annual periods beginning after December 31, 2012. The Company does not expect the application of this update to have an impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 ("ASU 2011-04"), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement. The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets. The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements. ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011 with early adoption prohibited. The Company applied this guidance effective January 1, 2012 and the application of this update did not have a material impact on the Company's consolidated financial statements.

3.         Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade consists of the following at December 31:

(in thousands)	2012	2011
Amounts billed	$1,927	$3,327
Accrued revenue	238	177
	2,165	3,504
Less: Allowance for doubtful accounts	(28)	(40)
Net accounts receivable - trade	$2,137	$3,464
Advances on contracts in progress	$1,037	$2,232

Accrued revenue represents revenues recognized on contracts for which billings have not been presented to customers as of the balance sheet date. These amounts are billed and generally collected within one year.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to pay amounts due. The Company actively pursues collection of past due receivables as the circumstances warrant. Customers are contacted to determine the status of payment and senior accounting and operations management are included in these efforts as is deemed necessary. A specific reserve will be established for past due accounts when it is probable that a loss has been incurred and the Company can reasonably estimate the amount of the loss. The Company does not record an allowance for government receivables and invoices backed by letters of credit as realizeability is reasonably assured. Bad debts are written off against the allowance when identified. There is no dollar threshold for account balance write-offs. While rare, a write-off is only recorded when all efforts to collect the receivable have been exhausted. The Company received payments of $10 thousand and $64 thousand for the years ended December 31, 2012 and 2011, respectively, against amounts which had been previously reserved for in allowance for doubtful accounts.

Advances on contracts in progress represent billings that have been presented to the customer, as either deposits or progress payments against future shipments, but revenue has not been recognized.

4.         Inventories and Deferred Cost of Goods Sold

Inventories, net of $860 thousand and $860 thousand of reserves at December 31, 2012 and 2011, respectively, and deferred cost of goods sold consist of the following at December 31:

(in thousands)	2012	2011
Raw materials	$1,784	$2,284
Work in process	2,103	3,871
Finished goods	1,429	998
Net inventory	$5,316	$7,153
Deferred cost of goods sold	$185	$180

The Company wrote-off $317 thousand and $184 thousand of excess and obsolete inventory for the years ended December 31, 2012 and 2011, respectively.

Deferred cost of goods sold represents costs of equipment that has shipped to the customer and title has passed but not all revenue recognition criteria have yet been met.  The Company defers these costs until the related revenue is recognized.

5.         Property and Equipment

Property and equipment consists of the following at December 31:

(in thousands)	2012	2011
Machinery and equipment	$11,657	11,328
Furniture fixtures and computer equipment	4,741	4,736
Leasehold improvements	3,854	3,775
Construction in progress	119	105
	20,371	19,944
Accumulated depreciation and amortization	(19,174)	(18,590)
	$1,197	$1,354

Depreciation expense from continuing operations relating to property and equipment was approximately $705 thousand and $811 thousand for the years ended December 31, 2012 and 2011, respectively.

6.         Accrued Liabilities

Accrued liabilities include the following at December 31:

(in thousands)	2012	2011
Accrued employee related	$607	$1,039
Accrued professional fees	401	552
Accrued warranty and product	583	936
Accrued other	630	924
	$2,221	$3,451

7.         Notes Payable and Credit Arrangements

The Company has two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”): (i) a Second Amended and Restated Loan and Security Agreement and (ii) an Amended and Restated Export-Import Bank Loan and Security Agreement pursuant to which outstanding amounts under this facility are guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”).

On December 20, 2012, the Company and the Bank entered into (i) the Fourth Loan Modification Agreement amending certain terms of the Second Amended and Restated Loan and Security Agreement dated as of November 16, 2009 (as amended, the “Revolving Credit Facility”) and (ii) the Fourth Loan Modification Agreement amending certain terms of the Amended and Restated Export-Import Bank Loan and Security Agreement dated as of November 16, 2009 (as amended, the “Ex-Im Facility”). Pursuant to the terms of the Fourth Loan Modification Agreements, the Company and the Bank agreed to (i) extend the maturity date of the Revolving Credit Facility and the Ex-Im Facility from December 29, 2012 to June 29, 2013 and (ii) decrease the aggregate amount of the Revolving Credit Facility and the Ex-Im Facility from $6 million to $1.5 million, with up to $1 million available under the Revolving Credit Facility and up to $1.5 million available under the Ex-Im Facility. In addition, the guidance line has been extended to support letters of credit in an aggregate amount of up to $1.5 million through June 29, 2013. If the Company achieves certain levels of liquidity, based on cash on hand and availability under the credit facility, the Company will not be required to cash collateralize letters of credit issued under this guidance line.
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

Advances outstanding under the Revolving Credit Facility were $449 thousand and zero at December 31, 2012 and 2011, respectively.  Advances outstanding under the Ex-Im Facility were $141 thousand and $1.2 million at December 31, 2012 and 2011, respectively.  As of December 31, 2012, the interest rate per annum on the Revolving Credit Facility and Ex-Im Facility was 6.0% and 6.5%, respectively. The Company has utilized $675 thousand and $1.4 million of the guidance line at December 31, 2012 and 2011, respectively. Combined availability under the Revolving Credit Facility and the Ex-Im Facility was $549 thousand as of December 31, 2012.

8.         Fair Value Measurements

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During twelve months ended December 31, 2012, none of the Company's instruments were reclassified between Level 1, Level 2 or Level 3 and there have been no changes in valuation techniques.

The following table presents the financial instruments related to the Company's available-for-sale investments carried at fair value on a recurring basis as of December 31, 2012 and 2011 by ASC 820-10 valuation hierarchy (as defined above).

(in thousands)	Balance of December 31, 2012	Level 1	Level 2	Level 3
Cash and short term investments	$32	$32	$—	$—
Common Stock
Basic Materials	15	15	—	—
Consumer Goods	58	58	—	—
Energy	29	29	—	—
Financial	61	61	—	—
Healthcare	52	52	—	—
Industrial Goods	51	51	—	—
Services	32	32	—	—
Technology	376	376	—	—
Transportation	8	8	—	—
Utilities	26	26	—	—
Total Common Stock	708	708	—	—
Mutual Fund
Diversified Emerging Markets	187	—	187	—
Precious Metals Fund	49	—	49	—
Foreign Large Blend	244	—	244	—
Foreign Large Growth	250	—	250	—
Large Growth	220	—	220	—
Small Blend	525	525	—	—
Global High Yield Income Fund	52	—	52	—
Total Mutual Funds	1,527	525	1,002	—
Fixed Income
Domestic	678	—	678	—
International	18	—	18	—
Total Fixed Income	696	—	696	—
Total available for-sale-investments (1)	$2,963	$1,265	$1,698	$—
Percent of total	100%	43%	57%	—%

(in thousands)	Balance of December 31, 2011	Level 1	Level 2	Level 3
Cash and short term investments	$65	$65	$—	$—
Common Stock
Basic Materials	72	72	—	—
Consumer Goods	18	18	—	—
Financial	48	48	—	—
Healthcare	53	53	—	—
Industrial Goods	22	22	—	—
Services	78	78	—	—
Technology	151	151	—	—
Total Common Stock	442	442	—	—
Mutual Fund
Diversified Emerging Markets	155	—	155	—
Foreign Large Blend	123	—	123	—
Foreign Large Growth	171	—	171	—
Foreign Small/Mid Value	136	—	136	—
Value Fund	69	—	69	—
Large Growth	490	—	490	—
Small Blend Total	192	192	—	—
Total Mutual Funds	1,336	192	1,144	—
Fixed Income
Domestic	535	—	535	—
International	27	—	27	—
Total Fixed Income	562	—	562	—
Total available for-sale-investments (1)	$2,405	$699	$1,706	$—
Percent of total	100%	29%	71%	—%

(1)	Changes in the fair value of available-for-sale investments are recorded in accumulated other comprehensive income, a component of stockholders' equity, in the Company's consolidated balance sheets.

The carrying amounts reflected in the Company's consolidated balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses, and capital lease obligations approximates fair value due to their short-term nature. The fair value of the Company's revolving line of credit has been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and similar remaining maturities. Due to the short-term mature of the remaining maturities, frequency of amendments to its terms and the variable interest rates, the carrying value of the revolving line of credit approximates fair value at December 31, 2012 and 2011.

9. Share–Based Compensation

The Company has recognized share-based compensation expense from continuing operations of $202 thousand and $345 thousand for the years ended December 31, 2012 and 2011, respectively. The total non-cash, share-based compensation expense from continuing operations included in the consolidated statements of operations for the years ended is included in the following expense categories:

	Year Ended December 31,
(in thousands)	2012	2011
Cost of contract research, services	$20	$19
Cost of goods sold	32	74
Administrative and selling	150	252
Total share-based compensation	$202	$345

Share-based compensation expense from discontinued operations was $(7) thousand and $24 thousand for the years ended December 31, 2012 and 2011, respectively. No share-based compensation expense was capitalized during 2012 and 2011. Compensation expense related to stock options to be charged in future periods amounts to approximately $113 thousand at December 31, 2012 and will be recognized over a weighted-average period of 1.27 years as follows:

For the years ended December 31,	Expected Compensation Expense
(in thousands)
2013	$85
2014	28
$113

The Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.  Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience.

At December 31, 2012, the Company had outstanding options under two stock option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”, together the "Plans"). Both Plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company. Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue. The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of options outstanding under the Plans as of December 31, 2012 and changes during the twelve month period ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Options outstanding at December 31, 2011	793,107	$6.40
Granted	40,000	$0.75
Exercised	—	$—
Cancelled/expired	(188,661)	$7.11
Options outstanding at December 31, 2012	644,446	$6.21	5.82	$—
Options vested and exercisable at December 31, 2012	575,696	$6.35	5.66	$—
Options vested and expected to vest at December 31, 2012	640,234	$6.36	5.65	$—
Options available for future grant at December 31, 2012	554,300

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.50 as of December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was approximately zero and $3 thousand for the years ended December 31, 2012 and 2011, respectively. The total intrinsic value of options expected to vest at December 31, 2012 was approximately zero, and the weighted average remaining contractual life of outstanding options that are expected to vest is 5.56 years.

At December 31, 2012, the Company has outstanding under its 1996 Plan and 2007 Plan, an aggregate 243,746 non-qualified stock options held by the non-employee directors of the Company for the purchase of common stock at an average exercise price of $6.65 per share.

The per-share weighted-average fair value of stock options granted was $1.78 and $2.62 for the years ended December 31, 2012 and 2011, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Year	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
2012	—	0.71%	5.10 years	93.3%
2011	—	1.76%	5.09 years	78.0%

The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the plan.  The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

10.         Income Taxes

The Company recorded a net income tax benefit of $3 thousand and a net provision of $24 thousand for the years ended December 31, 2012 and 2011, respectively. The Company recorded a tax benefit on the loss from continuing operations of $2.0 million and $890 thousand for the years ended December 31, 2012 and 2011, respectively, which was offset by a provision on the income from discontinued operations of $1.9 million and $914 thousand for the years ended December 31, 2012 and 2011, respectively. The discontinued operations is associated with the sale of the Company's Semiconductor Business Unit and Medical Products Business Unit. See Note 17 to the consolidated financial statements.

The reconciliation between the amount computed by applying the United States federal statutory tax rate of 34% to pretax income (loss) and the actual benefit (provision) for income taxes follows:

(in thousands)	2012	2011
Income tax benefit – continuing operations at statutory rate	$2,289	$1,258
Increase in valuation allowance related to income tax expense	(461)	(600)
State income tax benefit	211	363
Permanent differences	(88)	(131)
Income tax benefit – continuing operations	1,951	890
Income tax provision – discontinued operations at statutory rate	(1,656)	(777)
State income taxes – discontinued operations	(292)	(137)
Income tax provision – discontinued operations	(1,948)	(914)
Total income tax benefit (provision)	$3	$(24)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

(in thousands)	2012	2011
Deferred tax assets:
Accruals	$1,992	$2,028
Inventories	365	377
Net operating loss carryforwards	4,705	4,822
General business credit carryforwards	403	404
Alternative minimum tax credit carryforwards	268	268
Foreign tax credit	38	38
Total gross deferred tax assets	7,771	7,937

Prepaid expenses	(251)	(294)
Depreciation	130	(440)
Amortization	(79)	(131)
Total gross deferred tax liabilities	(200)	(865)

Valuation allowance	(7,571)	(7,072)

Net deferred tax assets	$—	$—

The net change in the total valuation allowance for the period ended December 31, 2012 was an increase of $499 thousand. Federal and state net operating loss carryforwards were approximately $13.9 million and $8.6 million, respectively, as of December 31, 2012. The federal net operating loss carryforwards will expire at various times starting in 2026 through 2032, if not utilized.  The state net operating loss carryforwards will expire at various times starting in 2013 through 2032, if not utilized. Included in the Federal net operating loss carryforwards were approximately $3.5 million attributable to equity based compensation transactions. Approximately $1.0 million of the valuation allowance will be relieved through equity if these deductions for equity based transactions are realized.  Under Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of net operating loss carryforwards that can be utilized in any one year to offset future taxable income.

The tax years of 2009 through 2012 remain open to examination by major taxing jurisdictions to which the Company is subject. In addition, because the Company has net operating loss carryforwards for the years ended December 31, 2004 through December 31, 2007, the Internal Revenue Service and the state taxing authorities are permitted to audit those earlier years and propose adjustments up to the amount of net operating loss generated. The Company is currently not under examination by the Internal Revenue Service or any other jurisdiction for any tax years. At December 31, 2012, the Company does not have any uncertain tax positions, unrecognized tax benefits and did not recognize any interest or penalties.  The Company does not expect there to be a change in unrecognized tax benefits over the next twelve months.

11.      Commitments

Letters of Credit

Outstanding letters of credit totaled $675 thousand and $1.4 million at December 31, 2012 and 2011, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required. The outstanding letters of credit at December 31, 2012 were secured by the Revolving Credit Facility and Ex-Im Facility. The outstanding letters of credit at December 31, 2011 were secured by $21 thousand of restricted cash and the remainder was secured by the Revolving Credit Facility and Ex-Im Facility.

Purchase Obligations

Included in purchase obligations are raw materials, equipment and services needed to fulfill customer orders. During the normal course of business, in order to manage manufacturing lead times and help assure an adequate supply, the Company enters into agreements with suppliers that either allow the Company to procure goods and services when it chooses or that establish purchase requirements. In certain instances, the agreements with purchase requirements allow the Company the option to cancel, reschedule, or adjust its requirements based on the Company's business needs prior to firm orders being placed. Consequently, only a portion of the Company's purchase obligations are firm, non-cancelable and unconditional. At December 31, 2012, the Company's obligations under firm, non-cancelable, and unconditional agreements were $367 thousand, of which, $363 thousand of the Company's purchase obligations are due in 2013.

Property Under Capital Leases and Lease Commitments

At December 31, 2012 and 2011, the Company had operating and capital leases for office space and office equipment. At December 31, 2012, future minimum lease payments for the period ended are as follows:

(in thousands)	Unrelated Party Operating Leases	Related Party Operating Leases	Unrelated Party Capital Leases
2013	$136	$2,313	$15
2014	48	2,386	8
2015	—	2,458	—
2016	—	2,530	—
2017	—	2,380	—
Total minimum lease payments	$184	$12,067	23
Less: amounts represented by interest			(2)
Present value of monthly lease payments			21
Less: current portion of unrelated party capital lease obligation			(13)
Long-term portion of unrelated party capital lease obligation			$8

Unrelated Party Capital Lease

In August 2009 the Company entered into a lease for information technology storage equipment whereby the Company agreed to pay $73 thousand over a five year term expiring in July 2014.  The lease agreement did not provide for a transfer of ownership at any point.  Interest costs were assumed at 11%.  Interest expense was approximately $3 thousand and $4 thousand for the year ended December 31, 2012 and 2011, respectively.  This lease was classified as a unrelated party capital lease.

In September 2009 the Company entered into a lease for information technology storage equipment whereby the Company agreed to pay $120 thousand over a three year term expiring in August 2012.  The lease agreement did not provide for a transfer of ownership at any point.  Interest costs were assumed at 13%.  Interest expense was approximately $1 thousand and $6 thousand for the year ended December 31, 2012 and 2011, respectively.  This lease was classified as a unrelated party capital lease.

The asset value of the equipment under capital lease is zero and $58 thousand and is recorded in property and equipment in the Company’s consolidated balance sheet for the years ended December 31, 2012 and 2011, respectively.

Unrelated Party Operating Leases

Unrelated party operating leases expire at various times thru 2014 and primarily consist of leases for automobiles, servers, copiers and the telephone system.

Related Party Operating Lease

On November 30, 2007, the Company entered into a new Lease Agreement (the “Bedford Lease”) with SPI-Trust, a Trust of which Roger G. Little, Chairman of the Board, Chief Executive Officer and President of the Company, is the sole trustee and principal beneficiary, with respect to 144 thousand square feet of space comprising the entire building in which the Company has occupied space since December 1, 1985. The term of the Bedford Lease commenced on December 1, 2007 and was originally set to expire on November 30, 2012. The annual rental rate for the first year of the Bedford Lease was $12.50 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increased on each anniversary by $0.75 per square foot.

On September 17, 2010, the Company entered into the First Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The term of the Bedford Lease was extended for an additional 5 years to expire on November 30, 2017. The annual rental rate for the first year of the extended term (December 1, 2012 through November 30, 2013) is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. After the first year of the extended term of the Bedford Lease, the annual rental rate increases on each anniversary by $0.50 per square foot. The

Company has the right to further extend the term of the Bedford Lease for an additional 5 years. If the Company exercises this right to further extend the term of the Bedford Lease, the annual rental rate for the first year of the further extended term will be the greater of: (a) the rental rate in effect immediately preceding the commencement of the extended term; or (b) the market rate at such time, and on each anniversary of the commencement of the extended term the rental rate will increase by $0.50 per square foot. Additionally, SPI-Trust agreed to reimburse the Company up to $50 thousand for all costs incurred by the Company in connection with any alterations or improvements to the premises or repairs or replacements to the heating and air conditioning systems. The Company believes that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense from continuing operations under the Bedford Lease was $2.3 million and $2.3 million for the years ended December 31, 2012 and 2011, respectively.

On August 29, 2008, the Company entered into a new Lease Agreement (the “Hudson Lease”) with SPI-Trust, with respect to 90 thousand square feet of space comprising the entire building in which Spire Semiconductor has occupied space since June 1, 2003.  The term of the Hudson Lease commenced on September 1, 2008, and was to continue for 7 years until August 31, 2015.  The annual rental rate for the first year of the Hudson Lease was $12.50 per square foot on a triple-net basis, whereby the tenant was responsible for operating expenses, taxes and maintenance of the building.  The annual rental rate increases on each anniversary by $0.75 per square foot.  In addition, the Company was required to deposit with SPI-Trust $300 thousand as security for performance by the Company for its covenants and obligations under the Hudson Lease.  SPI-Trust is responsible, at its sole expense, to make certain defined tenant improvements to the building.  The Company believes that the terms of the Hudson Lease were commercially reasonable and reflective of market rates.  The Hudson Lease was classified as a related party operating lease.  Rent expense from continuing operations under the Hudson Lease was $119 thousand and $626 thousand for the years ended December 31, 2012 and 2011, respectively. Rent expense from discontinued operations under the Hudson Lease was $134 thousand and $702 thousand for the years ended December 31, 2012 and 2011, respectively. In connection with sale of the Semiconductor Business Unit, the lease was terminated on March 9, 2012 and the Company was released from all future obligations under the lease as of such date. The security deposit of $300 thousand was used to off-set rent payments in the first quarter of 2012. See Note 17 to the consolidated financial statements.

12.      Employee Benefit Plans

Profit Sharing Plan

In 1985, the Company adopted a profit sharing plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 17.5% of their income up to certain dollar limits on a pretax basis through contributions to the plan.  The Company began discretionary matching contributions starting September 2008.  The Company’s matching contributions were approximately $155 thousand and $151 thousand for the year ended December 31, 2012 and 2011, respectively.

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

All such elections shall be subject to and be contingent upon approval of the Compensation Committee. On November 17, 2011, the Participant elected to receive aggregate accumulated deferred compensation of $500 thousand for 2010 and 2011 in shares of common stock (and the Compensation Committee approved such election), which, based on the closing sale price of the Company's common stock on such date ($0.78), is equal to approximately 641,025 shares. On June 21, 2012, the Participant elected to receive aggregate accumulated deferred compensation of $63 thousand for the third quarter of 2012 in shares of common stock (and the Compensation Committee approved such election), which, based on the closing sale price of the Company's common stock on such date ($0.69), is equal to approximately 90,580 shares. On August 16, 2012, the Participant elected to receive aggregate accumulated deferred compensation of $63 thousand for the fourth quarter of 2012 in shares of common stock (and the Compensation Committee approved such election), which, based on the closing sale price of the Company's common stock on such date ($0.55), is equal to approximately 113,636 shares. Because of limitations on awards under the 2007 Plan, the Trust was issued 200,000 of such shares, valued at approximately $156 thousand and issued 500,000 of such shares, valued at approximately $384 thousand, in 2011 and 2012, respectively. The remaining aggregate accumulated deferred compensation of $84 thousand will be settled through the issuance of additional shares in 2013 and is recorded in accrued liabilities on the consolidated balance sheet. Compensation expense from continuing operations was approximately $250 thousand and $250 thousand in the years ended December 31, 2012 and 2011, respectively.  Accrued compensation expense related to the Plan was $209 thousand and $344 thousand at December 31, 2012 and 2011, respectively.

13.      Loss Per Share

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the years ended December 31:

	2012	2011
Weighted average number of common and common equivalent shares outstanding – basic	8,579,027	8,386,188
Add: Net additional common shares upon assumed exercise of common stock options	—	—
Weighted average number of common and common equivalent shares outstanding – diluted	8,579,027	8,386,188

For the years ended December 31, 2012 and 2011, 1,490 and 1,950 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to the Company's net loss position.

In addition, for the years ended December 31, 2012 and 2011, 624,446 and 773,107 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to the Company's net loss position and their exercise prices exceeding the average market price of the stock for the period.

14.      Legal Matters

From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations.

On February 4, 2011, Silicon International Ltd. ("SI") filed a complaint in Suffolk Superior Court in Massachusetts, and on February 11, 2011 served a summons, against the Company alleging breach of contract related to SI's activities acting as a former sales and service representative of the Company within China. The complaint makes claims regarding amounts allegedly owed to SI by the Company, specifically with regard to allegedly owed commissions. SI is seeking payment of commissions allegedly owed to it. The Company filed its answer and counterclaims against SI on February 24, 2011, denying SI's allegations, and claiming that SI interfered in the Company's business relationships and generally engaged in multiple breaches of contract against the Company. In January 2013, both parties filed formal opposition to the opposing parties' motion to dismiss various claims and allegations. The ultimate outcome of this legal matter cannot be predicted with certainty, based on current information, including the Company's assessment of the merits of the particular claim. It is not possible at this time to provide meaningful estimates as to amount or range of potential loss, but the Company does not expect that these legal proceedings or claims will have any material adverse affect on the Company's future results of operations, financial position or cash flows.

The Company is not aware of any other current or pending legal proceedings to which it is or may be a party that it believes could materially adversely affect its results of operations or financial condition or cash flows.

15.      Operating Segments and Related Information

The Company's operations are focused on two primary business areas:  Spire Solar (comprised of solar equipment, solar systems, solar materials and solar research) and Spire Biomedical (comprised of biomedical surface treatments and biophotonics research).  Spire Solar and Spire Biomedical operate out of the Company's facility in Bedford, Massachusetts. Each business area is independently managed and has separate financial results that are reviewed by the Board of Directors and Chief Executive Officer and the chief executive officers of each operating division.

During the first quarter of 2012, the Company began pursuing an exclusive sales process of our semiconductor business and on March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo Corporation. The Company reported the Semiconductor Business Unit as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2012. The Semiconductor Business Unit was previously reported as our optoelectronics segment. The Company's results of operations for all periods prior to fiscal 2012 presented in our consolidated financial statements have been restated to account for the Semiconductor Business Unit (optoelectronics segment) as discontinued operations. Accordingly, the results of operations and assets and liabilities of the Semiconductor Business Unit are being presented herein as discontinued operations. See Note 17 to the consolidated financial statements.

During the second quarter of 2009, the Company began pursuing an exclusive sales process of our medical products business and, on December 14, 2009, the Company completed the sale the Medical Products Business Unit to Bard Access Systems, Inc. The Company reported the Medical Products Business Unit as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the second quarter of fiscal 2009. The Medical Products Business Unit was previously part of our biomedical segment. Accordingly, the results of operations and liabilities of the Medical Products Business Unit are being presented herein as discontinued operations. See Note 17 to the consolidated financial statements.

The following table presents certain operating division information in accordance with the provisions of ASC 280, Segment Reporting.

(in thousands)	Spire Solar	Spire Biomedical	Corporate	Total Company
December 31, 2012
Net sales and revenues	$15,255	$6,855	$—	$22,110
Operating income (loss) from continuing operations	(7,280)	677	—	(6,603)
Total assets	7,757	1,499	6,651	15,907
Capital expenditures	83	8	52	143
Depreciation and amortization	369	208	227	804
Share-based compensation	61	43	98	202

	Spire Solar	Spire Biomedical	Corporate	Total Company
December 31, 2011
Net sales and revenues	$50,957	$7,785	$—	$58,742
Operating income (loss) from continuing operations	(2,346)	1,503	—	(843)
Total assets	11,229	1,787	8,475	21,491
Capital expenditures	90	—	107	197
Depreciation and amortization	355	356	328	1,039
Share-based compensation	129	45	171	345

Operating income (loss) from continuing operations is net sales less cost of sales, selling, general and administrative expenses and gain on termination of contracts, but is not affected by non-operating income (expense), by income taxes or by net income (loss) from discontinued operations. In calculating operating income (loss) from continuing operations for individual business units, substantial administrative expenses incurred at the operating level that are common to more than one segment are allocated on a net sales basis. Certain corporate expenses of an operational nature are also allocated to the divisions based on factors including occupancy, employment, and purchasing volume. All intercompany transactions have been eliminated.

The following table shows net sales and revenues by geographic area (based on customer location) for the years ended December 31:

(in thousands)	2012	%	2011	%
United States	$10,436	47%	$29,827	51%
Asia	7,971	36%	21,666	37%
Europe / Africa	3,628	17%	5,258	9%
Rest of the world	75	—%	1,991	3%
	$22,110	100%	$58,742	100%

Revenues from contracts with United States government agencies for 2012 and 2011 were approximately $1.8 million and $8.6 million, or 8% and 15% of consolidated net sales and revenues, respectively.

Revenues from the delivery of solar equipment to First Solar, Inc. and revenues from the delivery of biomedical services to Stryker Orthopedics accounted for 12% and 14%, respectively, of total net sales and revenues for 2012.

Revenues from the delivery of solar equipment to Servo Dynamics Co., Ltd. and First Solar, Inc. accounted for 16% and 11%, respectively, of total net sales and revenues for 2011. Revenues from the delivery of a solar photovoltaic system to PPS Berkshire Solar LLC accounted for 13% of total net sales and revenues for 2011. Revenues from the delivery of solar equipment and recurring revenues from the sale of solar cell materials to Federal Prison Industries, Inc. accounted for 1% and 12%, respectively, of total net sales and revenues for 2011.

One customer represented approximately 24% of net accounts receivable, trade at December 31, 2012 and three customers represented approximately 19%, 12% and 10% of net accounts receivable, trade at December 31, 2011.

Republic of India was the only foreign country that accounted for more than 10% of sales in 2012 and Republic of Singapore was the only foreign country that accounted for more than 10% of sales in 2011. Net sales to customers in Republic of India accounted for $2.8 million in 2012 and net sales to customers in Republic of Singapore accounted for $8.2 million in 2011.

16.      Gain on Termination of Contracts

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

In the fourth quarter of 2012, the Company determined that a purchase and sale agreement, as amended, with Evergreen Solar Systems India (P) Ltd. ("Evergreen") related to a module manufacturing line expansion was terminated due to a breach of contract by Evergreen. Evergreen had failed to make payments as required by the agreement and has not responded to numerous communications by the Company. In the fourth quarter of 2012, the Company recognized a gain on termination of contracts of $35 thousand which relates to Evergreen's non-refundable deposit.

•	17. Discontinued Operations

The accompanying audited condensed consolidated balance sheets, statements of operations and cash flows present the results of operations and assets and liabilities of the Semiconductor Business Unit and the results of operations and liabilities of the Medical Products Business Unit as discontinued operations.

Sale of Medical Products Business Unit

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

On December 14, 2009, the Company completed the sale of the Medical Products Business Unit to Bard. The purchase price for the Medical Products Business Unit was $12.4 million, including (i) $9.4 million that was paid in cash to the Company at closing, (ii) $100 thousand that was paid in cash at closing to two of the Company's employees, including Mark Little, Chief Executive Officer of Spire Biomedical, as consideration for their execution of non‑competition agreements, and (iii) $2.9 million that was paid in cash to the Company in the second quarter of 2010 based on the achievement of certain milestones.

During the fourth quarter of 2011, the Company received a cash payment of $2.5 million in settlement of a breach of contract dispute with a contract manufacturer and recorded a net gain on legal settlement of $2.3 million in the same quarter. This amount has been recorded as a component of net income from discontinued operations.

The company recorded a loss from discontinued operations before the sale of the Medical Product Business Unit of $150 thousand and zero for the twelve months ended December 31, 2012 and 2011, respectively.

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

On March 9, 2012, the Company completed the sale of the Semiconductor Business Unit to Masimo. The asset purchase agreement provided that the aggregate purchase price for the Semiconductor Business Unit was $8.0 million plus the assumption of $500 thousand in liabilities, with the cash portion of the purchase price being reduced by retained cash, accounts receivable and liabilities assumed by Masimo in excess of the agreed upon assumed liabilities. As a result, in the first quarter of 2012 the Company received approximately $7.3 million in cash (less the escrow described below) and incurred legal and transaction related fees of $425 thousand and Masimo assumed approximately $1.2 million in liabilities. Of the purchase price, approximately $718 thousand was deposited into an indemnity escrow account for fifteen months (or until June, 2013) to partially secure the Company's obligations for any indemnity claims under the asset purchase agreement. In connection with this transaction, the lease for the premises in Hudson, New Hampshire where the Semiconductor Business Unit was located, was terminated on March 9, 2012, and the Company was released from all future obligations under the lease as of such date.

The company recorded a loss from discontinued operations before the sale of the Semiconductor Business Unit of $430 thousand and $2.8 million for the twelve months ended December 31, 2012 and 2011, respectively.

Summarized Financial Information of the Discontinued Operations

The assets and liabilities of the Semiconductor Business Unit and the liabilities of the Medical Products Business Unit as of December 31, 2012 and the assets and liabilities of the Semiconductor Business Unit and liabilities of the Medical Products Business Unit as of December 31, 2011 are as follows:

(in thousands)	December 31, 2012	December 31, 2011
Assets
Current Assets
Restricted cash	$718	$—
Accounts receivable - trade, net	—	307
Inventories, net	—	337
Prepaid expenses and other current assets	—	50
Total current assets of discontinued operations	718	694
Net property and equipment	—	1,927
Intangibles & other assets, net	—	66
Total Assets of discontinued operations	$718	$2,687
Liabilities of Discontinued Operations
Current liabilities of discontinued operations
Accounts payable	$—	$1,206
Accrued liabilities	171	253
Current portion of advances on contracts in progress	—	195
Total current liabilities of discontinued operations	171	1,654
Other long-term liabilities	—	215
Total liabilities of discontinued operations	$171	$1,869

Condensed results of operations relating to the Medical Products Business Unit and the Semiconductor Business Unit for the year ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Net sales and revenues	$425	$2,816
Gross margin	$(296)	$(1,502)
Loss from discontinued operations before sale of business unit	$(580)	$(2,769)
Gain on sale of business unit, net of transaction expenses	5,449	—
Gain on legal settlement, net of transaction expenses	—	2,286
Income tax provision	(1,948)	(914)
Net income (loss) from discontinued operations, net of tax	$2,921	$(1,397)

18.      Subsequent Events

The Company evaluated subsequent events through the date of this filing and had no subsequent events to report.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Our Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on our evaluation under the framework in Internal Control—Integrated Framework, the management of our Company concluded that our internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.      Other Information

None

PART III

Item  10.      Directors, Executive Officers and Corporate Governance

Information concerning our directors, executive officers and corporate governance is set forth in the Proxy Statement for the Special Meeting in Lieu of 2013 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.  Information concerning compliance with Section 16(a) of the Exchange Act is set forth under “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement and is incorporated herein by reference.

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

2.5
Amendment dated December 14, 2009 of Asset Purchase Agreement, dated September 4, 2009, by and among Bard Access Systems, Inc. and Spire Biomedical, Inc. and Spire Corporation, incorporated by reference to Exhibit 2.9 to the Company’s Form 8-K filed with the SEC on December 18, 2009. +

2.6
Asset Purchase Agreement, dated March 9, 2012, by and among Masimo Corporation, Masimo Semiconductor, Inc., Spire Corporation and Spire Semiconductor, LLC, incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on March 12, 2012. +

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
10.5
Spire Corporation 2007 Stock Equity Plan, as amended, incorporated by reference to Appendix A to the Company’s Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on April 10, 2012.

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

10.14
Amended and Restated Export-Import Bank Loan and Security Agreement, dated November 16, 2009, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(av) to the Company’s 2010 Form 10-Q for the quarter ended March 31, 2010.

10.15
First Loan Modification Agreement (Domestic), dated June 15, 2010, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(aw) to the Company’s 2010 Form 10-Q for the quarter ended June 30, 2010.

10.16
First Loan Modification Agreement (Exim), dated June 15, 2010, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10(ax) to the Company’s 2010 Form 10-Q for the quarter ended June 30, 2010.

10.17
Second Loan Modification Agreement (Domestic), dated November 8, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.20 to the Company’s 2011 Form 10-K for the year ended December 31, 2011.

10.18
Second Loan Modification Agreement (Exim), dated November 8, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.21 to the Company’s 2011 Form 10-K for the year ended December 31, 2011.

10.19
Third Loan Modification Agreement (Domestic), dated December 30, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.22 to the Company’s 2011 Form 10-K for the year ended December 31, 2011.

10.20
Third Loan Modification Agreement (Exim), dated December 30, 2011, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank, incorporated by reference to Exhibit 10.23 to the Company’s 2011 Form 10-K for the year ended December 31, 2011.

10.21
Fourth Loan Modification Agreement (Domestic), dated December 20, 2012, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.22
Fourth Loan Modification Agreement (Exim), dated December 20, 2012, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.23
Solicitation/Contract/Order for Commercial Items, dated November 28, 2008, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(ap) to the Company’s 2008 Form 10-K/A for the year ended December 31, 2008. *

10.24
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

10.28
Amendment of Solicitation/Modification of Contract MOD05 to Solicitation/Contract/Order for Commercial Items, with an effective date of June 15, 2010, by and between Spire Corporation and Federal Prison Industries, UNICOR, incorporated by reference to Exhibit 10(az) to the Company’s 2010 Form 10-Q for the quarter ended September 30, 2010.*

10.29
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

SPIRE CORPORATION

Date:	March 28, 2013	By:	/s/ Roger G. Little
Roger G. Little
Chairman of the Board, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger G. Little	Chairman of the Board, Chief Executive Officer and President	March 28, 2013
Roger G. Little	(Principal Executive Officer)

/s/ Robert S. Lieberman	Chief Financial Officer and Treasurer	March 28, 2013
Robert S. Lieberman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Udo Henseler	Director	March 28, 2013
Udo Henseler

/s/ David R. Lipinski	Director	March 28, 2013
David R. Lipinski

/s/ Mark C. Little	Chief Executive Officer, Spire Biomedical and Director	March 28, 2013
Mark C. Little

/s/ Michael J. Magliochetti	Director	March 28, 2013
Michael J. Magliochetti

/s/ Guy L. Mayer	Director	March 28, 2013
Guy L. Mayer

/s/ Roger W. Redmond	Director	March 28, 2013
Roger W. Redmond

EXHIBIT INDEX

Exhibit	Description
10.25
Fourth Loan Modification Agreement (Domestic), dated December 20, 2012, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

10.26
Fourth Loan Modification Agreement (Exim), dated December 20, 2012, among Spire Corporation, Spire Solar, Inc., Spire Biomedical, Inc., Spire Semiconductor, LLC and Silicon Valley Bank (filed herewith).

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