Form 10-Q
period 2014-06-30
SPIRE Corp
filed 2014-08-13
CIK 731657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014; or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☑

The number of shares of the registrant’s common stock outstanding as of August 5, 2014 was 9,207,874.

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$985	$3,986
Restricted cash	666	170
Available-for-sale investments, at quoted market value (cost of zero and $3,142 at June 30, 2014 and December 31, 2013, respectively)	—	3,535
Accounts receivable – trade, net	1,369	1,414
Inventories, net	4,169	3,816
Deferred cost of goods sold	27	849
Deposits on equipment for inventory	384	—
Prepaid expenses and other current assets	507	926
Total current assets	8,107	14,696

Property and equipment, net	833	941
Intangible and other assets, net	400	432
Total assets	$9,340	$16,069
Liabilities and Stockholders’ Deficit
Current liabilities
Current portion of capital lease obligation	$1	$8
Revolving lines of credit	1	583
Current portion of term loan	771	753
Accounts payable	4,013	2,323
Accrued liabilities	2,012	2,357
Advances on contracts in progress	1,851	1,433
Deferred compensation	—	3,535
Total current liabilities	8,649	10,992

Long-term portion of term loan	4,674	5,064
Other long-term liabilities	873	726
Total long-term liabilities	5,547	5,790
Total liabilities	14,196	16,782
Stockholders’ deficit
Common stock, $0.01 par value; 20,000,000 shares authorized; 9,207,874 shares issued and outstanding on June 30, 2014 and December 31, 2013	93	93
Additional paid-in capital	23,298	23,267
Accumulated deficit	(28,981)	(24,422)
Accumulated other comprehensive income	—	393
Total Spire Corporation stockholders' deficit	(5,590)	(669)
Noncontrolling interest	734	(44)
Total stockholders’ deficit	(4,856)	(713)
Total liabilities and stockholders’ deficit	$9,340	$16,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales and revenues
Sales of goods	$1,850	$1,467	$3,039	$2,437
Contract research and service revenues	1,995	2,107	4,892	4,375
Total net sales and revenues	3,845	3,574	7,931	6,812

Cost of sales and revenues
Cost of goods sold	2,091	1,902	3,844	3,693
Cost of contract research and services	1,042	1,159	2,886	2,381
Total cost of sales and revenues	3,133	3,061	6,730	6,074
Gross margin	712	513	1,201	738

Operating expenses
Selling, general and administrative expenses	1,710	2,271	4,806	5,085
Internal research and development expenses	5	10	27	23
Total operating expenses	1,715	2,281	4,833	5,108
Loss from operations	(1,003)	(1,768)	(3,632)	(4,370)

Interest expense, net	(70)	(13)	(145)	(29)
Foreign exchange loss	(2)	(1)	(2)	(9)
Total other expense, net	(72)	(14)	(147)	(38)

Loss from operations before income tax provision	(1,075)	(1,782)	(3,779)	(4,408)
Income tax provision	(2)	—	(2)	(2)
Net loss	(1,077)	(1,782)	(3,781)	(4,410)

Less: Net income attributable to noncontrolling interest	360	—	778	—
Net loss attributable to common stockholders	$(1,437)	$(1,782)	$(4,559)	$(4,410)

Basic and diluted loss per share	$(0.16)	$(0.19)	$(0.50)	$(0.48)

Weighted average number of common and common equivalent shares outstanding – basic and diluted	9,207,874	9,207,874	9,207,874	9,144,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive loss:
Net loss	(1,077)	(1,782)	(3,781)	(4,410)
Other comprehensive income:
Change in fair value of available for sale marketable securities, net of tax	(765)	(132)	(393)	107
Total comprehensive loss	(1,842)	(1,914)	(4,174)	(4,303)
Less: Comprehensive income attributable to noncontrolling interests	360	—	778	—
Comprehensive loss attributable to common stockholders	$(2,202)	$(1,914)	$(4,952)	$(4,303)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,781)	$(4,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258	243
Deferred compensation	(393)	107
Proceeds from the sale of available-for-sale investments	3,931	—
Payment of deferred compensation	(3,931)	—
Share-based compensation	31	77
Provision for accounts receivable reserve	32	18
Provision for inventory reserve	63	175
Changes in assets and liabilities:
Restricted cash	(496)	—
Accounts receivable	13	666
Inventories	(416)	175
Deferred cost of goods sold	822	93
Deposits, prepaid expenses and other current assets	35	121
Accounts payable, accrued liabilities and other liabilities	1,492	834
Advances on contracts in progress	418	138
Net cash used in operating activities of continuing operations	(1,922)	(1,763)
Net cash used in operating activities of discontinued operations	—	(150)
Net cash used in operating activities	(1,922)	(1,913)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(58)
Additions to intangible and other assets	(31)	(35)
Net cash used in investing activities of continuing operations	(118)	(93)
Net cash provided by investing activities of discontinued operations	—	718
Net cash (used in) provided by investing activities	(118)	625

Cash flows from financing activities:
Principal payments on capital lease obligations	(7)	(6)
Principal payments on term loan	(372)	—
Net payments on revolving lines of credit	(582)	(1)
Net cash used in financing activities	(961)	(7)
Net decrease in cash and cash equivalents	(3,001)	(1,295)

Cash and cash equivalents, beginning of period	3,986	3,030
Cash and cash equivalents, end of period	$985	$1,735

Supplemental disclosures of cash flow information:
Interest paid	$145	$29
Income taxes paid	$5	$1
Supplemental disclosures of non-cash flow information:
Liabilities settled with common stock	$—	$84

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPIRE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014 and 2013

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

Liquidity

Operating results will depend upon revenue growth or decline and product mix, as well as the timing of shipments of higher priced products from the Company's solar equipment line.  Export sales, which amounted to 46% and 41% of net sales and revenues for the three and six months ended June 30, 2014, respectively, and 37% and 34% of net sales and revenues for the three and six months ended June 30, 2013, respectively, continue to constitute a significant portion of the Company's net sales and revenues.

The Company has incurred losses from operations.  Losses from operations were $1.0 million and $3.6 million for the three and six months ended June 30, 2014, respectively. Losses from operations were $1.8 million and $4.4 million for the three and six months ended June 30, 2013, respectively. Net cash used in operating activities was $1.9 million for the six months ended June 30, 2014. Net cash used in operating activities was $1.9 million for the six months ended June 30, 2013, which includes $150 thousand of cash used in operating activities of discontinued operations. As of June 30, 2014, the Company had unrestricted cash and cash equivalents of $1.0 million compared to $4.0 million as of December 31, 2013.  The Company's credit facilities with Silicon Valley Bank expired on April 30, 2014 and will not be renewed, and the Company has repaid the outstanding amounts. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company currently believes that its existing cash resources at June 30, 2014, will be sufficient to fund its operations into the second half of 2014; however, the Company cannot provide any assurances of its continued operations and liquidity.

The Company has various options on how to fund future operational losses and working capital needs, including but not limited to sales of equity, bank debt, private lenders, the sale or license of assets and technology, or joint ventures involving cash infusions, as it has done in the past; however, there are no assurances that the Company will be able to sell equity, obtain or access bank debt or alternative financing, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values or on acceptable terms, if at all.  The Company has developed several plans including potential strategic alternatives, cost reduction efforts and expanding revenue in other markets to offset a decline in business due to global economic conditions.  The Company's inability to successfully implement its cost reduction strategies, expand revenue in other markets or to replace its expired credit facilities, could adversely impact the Company's ability to continue as a going concern.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to fairly present the Company’s financial position as of June 30, 2014 and December 31, 2013 and the results of operations for the three and six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2014.  The unaudited condensed consolidated balance sheet as of December 31, 2013 has been derived from audited financial statements as of that date.

Summary of Significant Accounting Policies

With the exception of the Company's revenue recognition policy which has been updated below, the significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014.

Revenue Recognition

The Company derives its revenues from continuing operations from three primary sources: (1) sales of commercial products including, but not limited to, solar energy manufacturing equipment; (2) biomedical and coating technology services; and (3) United States government funded research and development contracts.
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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance in this ASU supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") No. 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, this ASU supersedes some cost guidance included in ASC No. 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement in this ASU. For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Retrospective application of the amendments in this ASU are required. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption (with some limited relief provided) or a modified retrospective approach. Early application is not permitted under GAAP. The Company is currently assessing the impact of this ASU on its unaudited condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11 ("ASU 2013-11"), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The update requires, unless certain conditions exists, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. ASU 2013-11 is effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. Retrospective application is permitted. The application of this ASU did not have an impact on the Company's unaudited condensed consolidated financial statements.

3.	Accounts Receivable/Advances on Contracts in Progress

Net accounts receivable, trade and advances on contracts in progress consists of the following:

(in thousands)	June 30, 2014	December 31, 2013
Amounts billed	$1,383	$1,396
Accrued revenue	18	18
Gross accounts receivable - trade	1,401	1,414
Less: Allowance for doubtful accounts	(32)	—
Net accounts receivable - trade	$1,369	$1,414
Advances on contracts in progress	$1,851	$1,433

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

4.	Inventories and Deferred Costs of Goods Sold

Inventories, net of $1.1 million and $1.0 million of reserves at June 30, 2014 and December 31, 2013, respectively, and deferred cost of goods sold consist of the following at:

(in thousands)	June 30, 2014	December 31, 2013
Raw materials	$1,047	$1,310
Work in process	2,721	2,004
Finished goods	401	502
Net inventory	$4,169	$3,816
Deferred cost of goods sold	$27	$849

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

The following table provides a reconciliation of the denominators of the Company’s reported basic and diluted loss per share computations for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average number of common and common equivalent shares outstanding – basic and diluted	9,207,874	9,207,874	9,207,874	9,144,482

For the three and six months ended June 30, 2014, 21,751 and 21,289 shares of common stock, respectively, and for the three and six months ended June 30, 2013, 3,554 and 4,375 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to the Company’s net loss position.

In addition, for the three and six months ended June 30, 2014, 543,122 and 543,122 shares of common stock, respectively, and for the three and six months ended June 30, 2013, 660,446 and 660,446 shares of common stock, respectively, issuable relative to stock options were excluded from the calculation of diluted shares because their inclusion would have been anti-dilutive, due to the Company's net loss position and their exercise prices exceeding the average market price of the stock for the period.

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

The following table presents certain operating division information in accordance with the provisions of ASC 280, Segments Reporting.

(in thousands)	Solar	Biomedical	Consolidated
For the three months ended June 30, 2014
Net sales and revenues	$2,155	$1,690	3,845
Income (loss) from operations	$(1,499)	$496	(1,003)

For the three months ended June 30, 2013
Net sales and revenues	$1,892	$1,682	3,574
Income (loss) from operations	$(1,938)	$170	(1,768)

For the six months ended June 30, 2014
Net sales and revenues	$4,398	$3,533	$7,931
Income (loss) from operations	$(4,685)	$1,053	$(3,632)

For the six months ended June 30, 2013
Net sales and revenues	$3,338	$3,474	$6,812
Income (loss) from operations	$(4,730)	$360	$(4,370)

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

The following table shows net sales and revenues by geographic area (based on customer location):

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2014	%	2013	%	2014	%	2013	%
United States	$2,077	54%	$2,261	63%	$4,687	59%	$4,534	66%
Asia	1,389	36	662	19	2,117	27	1,271	19
Europe/Africa	351	9	454	13	918	11	790	12
Rest of the world	28	1	197	5	209	3	217	3
	$3,845	100%	$3,574	100%	$7,931	100%	$6,812	100%

Revenues from contracts with United States government agencies for the three months ended June 30, 2014 and 2013 were approximately $201 thousand and $197 thousand or 5% and 6% of total net sales and revenues, respectively.

Revenues from contracts with United States government agencies for the six months ended June 30, 2014 and 2013 were approximately $202 thousand and $643 thousand or 3% and 9% of total net sales and revenues, respectively.

Revenues from the delivery of solar equipment to one customer accounted for 28% and revenues from the delivery of biomedical services to two customers accounted for 18% and 15% of total net sales and revenues for the three months ended June 30, 2014.

Revenues from the delivery of solar equipment to one customer accounted for 20% and revenues from the delivery of biomedical services to two customers accounted for 18% and 17% of total net sales and revenues for the six months ended June 30, 2014. Revenues from the delivery of equipment research and development to one customer accounted for 16% of total net sales and revenues for the six months ended June 30, 2014.

Revenues from the delivery of biomedical services to two customers accounted for 20% and 11% of total net sales and revenues for the three months ended June 30, 2013.

Revenues from the delivery of biomedical services to two customers accounted for 21% and 13% of total net sales and revenues for the six months ended June 30, 2013.

Three customers represented approximately 27%, 20% and 18% , respectively, of net accounts receivable, trade at June 30, 2014 and two customers represented approximately 36% and 17% of net accounts receivable, trade at December 31, 2013.

7.	Intangible and Other Assets

Patents amounted to $70 thousand and $62 thousand, net of accumulated amortization of $895 thousand and $871 thousand, at June 30, 2014 and December 31, 2013, respectively. Licenses amounted to $71 thousand and $110 thousand, net of accumulated amortization of $77 thousand and $38 thousand, at June 30, 2014 and December 31, 2013, respectively. Patent cost is primarily composed of costs associated with securing and registering patents that the Company has been awarded or that have been submitted to the U.S. Patent and Trademark Office, and the Company believes will be approved. License cost is composed of the cost to acquire rights to the underlying technology or know-how. These costs are capitalized and amortized over their useful lives or terms, using the straight-line method. There are no expected residual values related to these patents.

Amortization expense, relating to patents and licenses, was approximately $31 thousand and $14 thousand for the three months ended June 30, 2014 and 2013, respectively. Amortization expense, relating to patents and licenses, was approximately $63 thousand and $27 thousand for the six months ended June 30, 2014 and 2013, respectively.

For disclosure purposes, the table below includes future amortization expense for patents and licenses owned by the Company as well as estimated amortization expense related to patents that remain pending at June 30, 2014 of $109 thousand. This estimated expense for patents pending assumes that the patents are issued immediately, and therefore are being amortized over five years on a straight-line basis. Estimated amortization expense for the periods ending December 31, is as follows:

(in thousands)	Amortization Expense
2014 remaining 6 months	$53
2015	51
2016	38
2017	33
2018	33
2019	19
2020 and future	23
$250

Also included in other assets are refundable deposits made by the Company of approximately $150 thousand and $150 thousand at June 30, 2014 and December 31, 2013, respectively.

8.	Available-for-Sale Investments

Available-for-sale investments consist of assets held as part of the Spire Corporation Non-Qualified Deferred Compensation Plan. These investments have been classified as available-for-sale investments and are reported at fair value, with unrealized gains and losses included in accumulated other comprehensive income. The unrealized gain on these marketable securities was zero and $393 thousand as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, the Company recorded a realized gain on the sale of available-for-sale investments of $541 thousand. The participant of the deferred compensation plan retired as Chief Executive Officer and President of the Company on December 31, 2013. The participant received deferred compensation payments of approximately $1.2 million in January 2014 and $2.8 million in May 2014, which was funded by the sale of these securities.

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

Valuation Techniques

Fair value is a market-based measure considered from the perspective of a market participant who would buy the asset or assume the liability rather than the Company's own specific measure. All of the Company's fixed income securities are priced using a variety of daily data sources, largely readily-available market data and broker quotes. To validate these prices, the Company compares the fair market values of the Company's fixed income investments using market data from observable and corroborated sources. The Company also performs the fair value calculations for its common stock and mutual fund securities using market data from observable and corroborated sources. In periods of market inactivity, the observability of prices and inputs may be reduced for certain instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or from Level 2 to Level 3. During the six months ended June 30, 2014, none of the Company's instruments were reclassified between Level 1, Level 2, Level 3 and there have been no changes in valuation techniques. Also, as of June 30, 2014, all investments have been sold and the remaining fair value is zero.

The following table presents the financial instruments related to the Company’s available-for-sale investment carried at fair value on a recurring basis as of December 31, 2013 by ASC 820-10 valuation hierarchy (as defined above).

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

The carrying amounts reflected in the Company's unaudited condensed consolidated balance sheets for cash, accounts receivable - trade, prepaid expenses and other current assets, accounts payable, accrued liabilities, and capital lease obligations approximate fair value due to their short-term nature and the Company valuation techniques use Level 3 inputs. The fair value of the Company's term loan and revolving lines of credit have been estimated by management based on the terms that it believes it could obtain in the current market for debt of the same terms and similar remaining maturities. Due to the short-term nature of the remaining maturities, recent issuances, frequency of amendments to its terms and the variable interest rates, the carrying value of the term loan and revolving lines of credit approximate fair value at June 30, 2014 and December 31, 2013 and the Company's valuation techniques use Level 3 inputs.

10.	Notes Payable and Credit Arrangements

Prior to their expiration on April 30, 2014, the Company had two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”): (i) a Second Amended and Restated Loan and Security Agreement (as amended, the "Revolving Credit Facility") and (ii) an Amended and Restated Export-Import Bank Loan and Security Agreement (as amended, the "Ex-Im Facility") pursuant to which outstanding amounts under this facility were guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”). The credit facilities provided an aggregate amount of $1.5 million under both facilities, with up to $1.0 million under the Revolving Credit Facility and up to $1.5 million under the Ex-Im Facility. Under the credit facilities, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 2.5% or (ii) 7.0%. The entire amount owed under the credit facilities was repaid by April 30, 2014.

N2 Bio has two separate agreements under one credit facility with Middlesex Savings Bank (“MSB”): (i) a Secured Term Loan and (ii) a Secured Revolving Demand Note. Under the Secured Term Loan, N2 Bio borrowed $6.0 million on September 18, 2013 to finance the purchase of the Bio Business Unit from the Company. The advance made under the Secured Term Loan will bear interest at a fixed rate of 4.5% per annum in eighty-four (84) consecutive monthly payments starting on October 18, 2013. If not sooner paid, the Secured Term Loan shall be due and payable in full on September 18, 2020. The Secured Revolving Demand Note provides an amount available of up to $1.0 million. Advances made under the Secured Revolving Demand Note will bear interest at MSB's prime rate, as determined, plus 0.5% per annum but in no event shall the interest rate be less than 3.75% per annum. The maturity date of the Secured Revolving Demand Note is May 31, 2015.

N2 Bio's obligations under the credit facility are secured by substantially all of the assets of N2 Bio. Advances under the Secured Revolving Demand Note are limited to 75% of eligible receivables. In addition, until all amounts under the credit facility with MSB are repaid, covenants under the credit facility impose restrictions on the N2 Bio's ability to, among other things, incur additional indebtedness, create or permit liens on the N2 Bio's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the N2 Bio. Any failure by N2 Bio to comply with the covenants and obligations under the credit facility could result in an event of default, in which case MSB may be entitled to declare all amounts owed to be due and payable immediately.

Advances outstanding under the Revolving Credit Facility were zero and $107 thousand at June 30, 2014 and December 31, 2013, respectively.  Advances outstanding under the Ex-Im Facility were zero and $38 thousand at June 30, 2014 and December 31, 2013, respectively.  Advances outstanding under the N2 Bio Secured Term Loan were $5.4 million and $5.8 million at June 30, 2014 and December 31, 2013, respectively. Advances outstanding under the N2 Bio Secured Revolving Demand Note were $1 thousand and $438 thousand at June 30, 2014 and December 31, 2013, respectively. The interest rate per annum on the N2 Bio Secured Term Loan and Secured Revolving Demand Note on June 30, 2014 was 4.5% and 3.75%, respectively. Availability under the Secured Revolving Demand Note was $537 thousand as of June 30, 2014.

The Company has outstanding letters of credit to secure performance obligations and purchase commitments. Holders of the letters of credit are allowed to draw funds up to the face amount of the letter of credit if the Company does not perform as contractually required.  The outstanding letters of credit are secured by restricted cash. Outstanding letters of credit totaled $666 thousand and $170 thousand at June 30, 2014 and December 31, 2013, respectively.

11.	Share-Based Compensation

The Company has recognized share-based compensation expense of approximately $31 thousand and $77 thousand for the six months ended June 30, 2014 and 2013, respectively. The total non-cash, share-based compensation expense included in the unaudited condensed consolidated statements of operations for the periods presented is included in the following expense categories:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013

Cost of contract research, services	$—	$5	$—	$10
Cost of goods sold	—	4	—	7
Administrative and selling	23	32	31	60
Total share-based compensation	$23	$41	$31	$77

No share-based compensation expense was capitalized during the six months ended June 30, 2014 and 2013. Compensation expense related to stock options to be charged in future periods amounts to approximately $3 thousand at June 30, 2014 and will be recognized over a weighted-average period of 0.10 years as follows:

For the years ended December 31,	Expected Compensation Expense
(in thousands)
2014	$3
$3

The Company estimates forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company’s best estimate of awards ultimately expected to vest.  Forfeitures represent only the unvested portion of a surrendered option and are typically estimated based on historical experience.

At June 30, 2014, the Company had outstanding options under two option plans: the 1996 Equity Incentive Plan (the “1996 Plan”) and the 2007 Stock Equity Plan (the “2007 Plan”, together with the 1996 Plan, the “Plans”).  Both Plans were approved by stockholders and provided that the Board of Directors may grant options to purchase the Company’s common stock to key employees and directors of the Company.  Incentive and non-qualified options must be granted at least at the fair market value of the common stock or, in the case of certain optionees, at 110% of such fair market value at the time of grant. The options may be exercised, subject to certain vesting requirements, for periods up to ten years from the date of issue.  The 1996 Plan expired with respect to the issuance of new grants as of December 10, 2006.  Accordingly, future grants may be made only under the 2007 Plan.

A summary of options outstanding under the Plans as of June 30, 2014 and changes during the six-month period ended June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Options Outstanding at December 31, 2013	527,246	$5.88
Granted	24,000	$0.85
Exercised	—	$—
Cancelled/expired	(8,124)	$6.24
Options outstanding at June 30, 2014	543,122	$5.65	4.95	$7
Options vested and exercisable at June 30, 2014	530,622	$5.69	4.92	$7
Option vested and expected to vest at June 30, 2014	542,678	$5.68	4.93	$13
Options available for future grant at June 30, 2014	459,759

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.65 as of June 30, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised was approximately zero and zero for the six months ended June 30, 2014 and 2013, respectively. The total intrinsic value of options expected to vest at June 30, 2014 was approximately zero, and the weighted average remaining contractual life of outstanding options that are expected to vest is 5.1 years.

The per-share weighted-average fair value of stock options granted during the three and six months ended June 30, 2014 was $0.68 and $0.85, respectively, and $0.58 and $0.58 for the three and six months ended June 30, 2013, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Period	Expected Dividend Yield	Risk-Free Interest Rate	Expected Option Life	Expected Volatility Factor
Three Months Ended June 30, 2014	—	1.70%	5.1 years	120.2%
Six Months Ended June 30, 2014	—	1.61%	5.1 years	104.6%
Three Months Ended June 30, 2013	—	0.77%	5.1 years	99.7%
Six Months Ended June 30, 2013	—	0.77%	5.1 years	99.7%

The risk free interest rate reflects treasury yields rates over a term that approximates the expected option life. The expected option life is calculated based on historical lives of all options issued under the Plans.  The expected volatility factor is determined by measuring the actual stock price volatility over a term equal to the expected useful life of the options granted.

12.	Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income balances by component for the six months ended June 30, 2014 consisted of the following:

(in thousands)	Unrealized Gains (Losses) on Available for Sale Securities
Balance, December 31, 2013	$393
Change in other comprehensive income before reclassification	148
Amounts reclassified from accumulated other comprehensive income	(541)
Net current-period other comprehensive income	(393)
Balance, June 30, 2014	$—

Reporting reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2014 consist of the following:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income (in thousands)	Affected Line Item in the Statement Where Net Income is Resented
Realized gains (losses) on available-for-sale investments	$541	Selling, general and administrative expenses

13.	Variable Interest Entity

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

On September 18, 2013, the Company, Spire Biomedical, Inc. (the “Subsidiary” and together with the Company, “Spire Bio”) entered into an Asset Purchase Agreement (the “Purchase Agreement”) with N2 Bio pursuant to which N2 Bio agreed to (i) acquire substantially all of the assets of Spire Bio's biomedical business (the “Bio Business Unit”) and (ii) assume and pay certain liabilities related to the purchased assets as set forth in the Purchase Agreement (collectively, the “Transaction”). The Transaction closed on September 18, 2013. The purchase price for the Bio Business Unit was $10.5 million plus the assumption of liabilities of approximately $100 thousand, with $6.0 million paid in cash at closing, a $2.4 million subordinated convertible promissory note, and 310,549 Series A Convertible Preferred Units of N2 Bio valued at approximately $2.1 million ($6.72 per share). The assets and liabilities of the Subsidiary's biomedical business are under common control and were recorded at carryover basis for financial reporting. The difference between the consideration paid and the carrying value of the assets and liabilities acquired by N2 Bio was recorded as a deemed dividend to the Company in the amount of $9.5 million and has been eliminated in consolidation. Mark C. Little was the Chief Executive Officer of the Subsidiary, is a director of the Company and is the Chief Executive Officer of N2 Bio. Mark C. Little is the son of Roger G. Little, Chairman of the Board of Directors of the Company. Roger G. Little is also a member of the Board of Directors of N2 Bio.

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

The assets and liabilities from the VIE included in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 are as follows:

(in thousands)	June 30, 2014	December 31, 2013
Assets of VIE
Current Assets
Cash and cash equivalents	$198	$131
Accounts receivable trade, net	841	899
Due from related parties	—	24
Inventories, net	36	22
Prepaid expenses and other current assets	176	114
Total current assets of VIE	1,251	1,190

Property and equipment, net	282	266
Intangible & other assets, net	81	85
Total assets of VIE	$1,614	$1,541
Liabilities of VIE
Current liabilities
Revolving line of credit	$1	$438
Current portion of term loan	771	753
Accounts payable	33	144
Due to related parties	34	—
Accrued liabilities	138	169
Total current liabilities of VIE	977	1,504

Long-term portion of term loan	4,674	5,064
Long-term note payable to related party	2,400	2,400
Other long-term liabilities	32	12
Total liabilities of VIE	$8,083	$8,980

14.	Subsequent Events

The Company evaluated subsequent events through the date of this filing and had no subsequent events to report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations section and other parts of this Report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions. These statements may be identified by the use of words such as “may”, “could”, “would”, “should”, “will”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, and similar expressions. Our actual results and the timing of certain events may differ significantly from the results and timing described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed or referred to in the Annual Report on Form 10-K for the year ended December 31, 2013 and in subsequent periodic reports filed with the Securities and Exchange Commission, including this report. The following discussion and analysis of our financial condition and results of operations should be read in light of those factors and in conjunction with our accompanying Consolidated Financial Statements, including the Notes thereto.

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

Results of Operations

Operating results will depend upon revenue growth or decline and product mix, as well as the timing of shipments of higher priced products from our solar equipment line.  Export sales, which amounted to 41% and 34% of net sales and revenues for the six months ended June 30, 2014 and 2013, respectively, continue to constitute a significant portion of our net sales and revenues.

The following table sets forth certain items as a percentage of net sales and revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales and revenues	100%	100%	100%	100%
Cost of sales and revenues	(82)	(86)	(85)	(89)
Gross margin	18	14	15	11
Selling, general and administrative expenses	(44)	(64)	(61)	(75)
Internal research and development expenses	—	—	—	—
Operating loss from continuing operations	(26)	(50)	(46)	(64)
Other expense, net	(2)	—	(2)	(1)
Loss from operations before income tax provision	(28)	(50)	(48)	(65)
Income tax provision	—	—	—	—
Net loss	(28)	(50)	(48)	(65)
Less: Net income attributable to noncontrolling interest	9	—	10	—
Net loss attributable to common stockholders	(37)%	(50)%	(58)%	(65)%

Overall

Our total net sales and revenues for the six months ended June 30, 2014 were $7.9 million as compared to $6.8 million for the six months ended June 30, 2013, which represents an increase of $1.1 million or 16%. The increase was primarily attributable to a $1.1 million increase in solar revenue along with a slight increase in biomedical revenue.

Solar Business Unit

Sales in our solar business unit increased 32% during the six months ended June 30, 2014 to $4.4 million as compared to $3.3 million for the six months ended June 30, 2013. The increase in solar business unit revenue is primarily the result of an increase in equipment research and development revenue of $801 thousand and an increase in solar module equipment revenue of $627 thousand, partially offset by a decrease in solar research and development revenue of $344 thousand. Lower government incentives in the photovoltaic market and the world-wide oversupply of photovoltaic modules relative to market demand has led to precipitously declining prices in the photovoltaic market. The oversupply has also resulted in reduced demand for photovoltaic manufacturing equipment that will not improve until the module supply/demand imbalance is rectified via the growing photovoltaic systems market. Our Solar Business Unit has been negatively impacted by this reduction in demand.

Biomedical Business Unit

Revenues from the biomedical business increased 2% during the six months ended June 30, 2014 to $3.5 million as compared to $3.5 million for the six months ended June 30, 2013.  The increase was primarily attributable to an increase in revenue from the orthopedics coating services, partially offset by a decrease in revenue from our research and development contracts.

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

Net Sales and Revenues

The following table categorizes our net sales and revenues for the periods presented:

	Three Months Ended June 30,		Increase (Decrease)
(in thousands)	2014	2013	$	%
Sales of goods	$1,850	$1,467	$383	26%
Contract research and services revenues	1,995	2,107	(112)	(5)%
Net sales and revenues	$3,845	$3,574	$271	8%

The 26% increase in sales of goods for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to an increase of $392 thousand in solar module manufacturing equipment, partially offset by a decrease of $8 thousand in ATC Lab revenues. The increase in solar module equipment sales of 27% in 2014 as compared to 2013 was primarily due to an increase in individual module equipment units delivered in 2014. The decrease in ATC Lab revenue in 2014 as compared to 2013 was primarily due to a reduction in the number of projects completed in 2014. Lower government incentives in the photovoltaic market and the world-wide oversupply of photovoltaic modules relative to market demand has led to precipitously declining prices in the photovoltaic market. The oversupply has also resulted in reduced demand for photovoltaic manufacturing equipment that will not improve until the module supply/demand imbalance is rectified via the growing photovoltaic systems market. Our Solar Business Unit has been negatively impacted by this reduction in demand.

The 5% decrease in contract research and services revenues for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily attributable to a decrease of $195 thousand research and development revenue, partially offset by an increase of $83 thousand in biomedical service revenue. The decrease in research and development revenue of 39% in 2014 as compared to 2013 was primarily due to the completion of projects in 2013 that were not replaced in 2014. Revenues from our biomedical services increased 5% in 2014 as compared to 2013 as a result of an increase in revenue from a large customer in 2014.

The following table categorizes our net sales and revenues for the periods presented:

	Six Months Ended June 30,		Increase
(in thousands)	2014	2013	$	%
Sales of goods	$3,039	$2,437	$602	25%
Contract research and services revenues	4,892	4,375	517	12%
Net sales and revenues	$7,931	$6,812	$1,119	16%

The 25% increase in sales of goods for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily due to an increase of $627 thousand in solar module manufacturing equipment, partially offset by a decrease of $20 thousand in ATC Lab revenues. The increase in solar module equipment sales of 26% in 2014 as compared to 2013 was primarily due to an increase in individual module equipment units delivered in 2014. The decrease in ATC Lab revenue of 63% in 2014 as compared to 2013 was primarily due to a reduction in the number of projects completed in 2014. Lower government incentives in the photovoltaic market and the world-wide oversupply of photovoltaic modules relative to market demand has led to precipitously declining prices in the photovoltaic market. The oversupply has also resulted in reduced demand for photovoltaic manufacturing equipment that will not improve until the module supply/demand imbalance is rectified via the growing photovoltaic systems market. Our Solar Business Unit has been negatively impacted by this reduction in demand.

The 12% increase in contract research and services revenues for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily attributable to an increase of $801 thousand in equipment research and development revenue and an increase of $159 thousand in biomedical service revenue, partially offset by a decrease of $344 thousand in solar research and development revenue and a decrease of $100 thousand in biomedical research and development revenue. The increase in equipment research and development revenue of 159% in 2014 as compared to 2013 was primarily due to the completion of a large project in 2014. Revenues from our biomedical services increased 5% in 2014 as compared to 2013 as a result of an increase in revenue from a large customer in 2014. The decrease in solar research and development revenue of 87% in 2014 as compared to 2013 was primarily due to the completion of two research and development projects in 2013. The decrease in biomedical research and development revenue of 100% in 2014 as compared to 2013 was primarily due to the completion of ten research and development projects in 2013 and no research and development projects undertaken in 2014.

Cost of Sales and Revenues

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Three Months Ended June 30,				Increase (Decrease)
(in thousands)	2014	%	2013	%	$	%
Cost of goods sold	$2,091	113%	$1,902	130%	$189	10%
Cost of contract research and services	1,042	52%	1,159	55%	(117)	(10)%
Net cost of sales and revenues	$3,133	81%	$3,061	86%	$72	2%

Cost of goods sold increased 10% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to an increase of $251 thousand, in costs related to solar module equipment, partially offset by a decrease of $119 thousand in costs related to solar systems. The increase in solar module equipment costs of 7% in 2014 as compared to 2013 was primarily due to an increase in associated revenue. The decrease in solar system costs of 100% in 2014 as compared to 2013 was primarily due to no active projects in 2014. As a percentage of sales, cost of goods sold decreased to 113% of sales of goods in 2014 as compared to 130% of sales of goods in 2013. This decrease in the percentage of sales in 2014 is due primarily the delivery of higher margin solar module manufacturing equipment in 2014.

Cost of contract research and services decreased 10% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily due to a decrease of $96 thousand in costs related to biomedical research and development services and $28 thousand in costs related to solar research and development services, partially offset by an increase of $26 thousand in costs related to equipment research and development services. The decrease in biomedical research and development services costs of 100% in 2014 as compared to 2013 was primarily due to no active projects being worked on in 2014. The decrease in solar research and development services costs of 59% in 2014 as compared to 2013 was primarily due to no active projects being worked on in 2014. The increase in equipment research and development services costs in 2014 was primarily due to the completion of a project in 2014. Cost of contract research and services as a percentage of related revenue decreased to 52% of related revenues in 2014 from 55% in 2013. This decrease in the percentage of sales in 2014 is primarily due to higher margin biomedical services provided in 2014.

Cost of sales and revenues also includes approximately zero and $9 thousand of share-based compensation for the three months ended June 30, 2014 and 2013, respectively.

The following table categorizes our cost of sales and revenues for the periods presented, stated in dollars and as a percentage of related sales and revenues:

	Six Months Ended June 30,				Increase
(in thousands)	2014	%	2013	%	$	%
Cost of goods sold	$3,844	126%	$3,693	152%	$151	4%
Cost of contract research and services	2,886	59%	2,381	54%	505	21%
Net cost of sales and revenues	$6,730	85%	$6,074	89%	$656	11%

Cost of goods sold increased 4% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to an increase of $251 thousand in costs related to solar module equipment, partially offset by a decrease of $119 thousand in costs related to solar systems. The increase in solar module equipment costs of 7% in 2014 as compared to 2013 was primarily due to an increase in associated revenue. The decrease in solar system costs of 100% in 2014 as compared to 2013 was primarily due to no active projects in 2014. As a percentage of sales, cost of goods sold decreased to 126% of sales of goods in 2014 as compared to 152% of sales of goods in 2013. This decrease in the percentage of sales in 2014 is due primarily to the delivery of higher margin solar module manufacturing equipment in 2014.

Cost of contract research and services increased 21% for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily due to an increase of $925 thousand in costs related to equipment research and development services, partially offset by a decrease of $204 thousand in costs related to biomedical research and development services and $152 thousand in costs related to solar research and development services. The increase in equipment research and development services costs in 2014 was primarily due to the completion of a large project in 2014. The decrease in biomedical research and development services costs of 100% in 2014 as compared to 2013 was due to no active projects being worked on in 2014. The decrease in solar research and development services costs of 78% in 2014 as compared to 2013 was primarily due to the completion of two projects in 2013. Cost of contract research and services as a percentage of related revenue increased to 59% of related revenues in 2014 from 54% in 2013. This increase in the percentage of sales in 2014 is primarily due to lower margin from the completion of a large equipment research and development project in the first quarter of 2014.

Cost of sales and revenues also includes approximately zero and $17 thousand of share-based compensation for the six months ended June 30, 2014 and 2013, respectively.

Operating Expenses

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Three Months Ended June 30,				Decrease
(in thousands)	2014	%	2013	%	$	%
Selling, general and administrative	$1,710	44%	$2,271	64%	$(561)	(25)%
Internal research and development	5	—%	10	—%	(5)	(50)%
Operating expenses	$1,715	45%	$2,281	64%	$(566)	(25)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 25% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily as a result of an increased benefit of approximately $632 thousand related to the change in value, including realized gains, of the deferred compensation plan and a decrease in employee related expenses of approximately $94 thousand due to a reduction in workforce. These amounts were partially offset by an increase in legal costs of approximately $254 thousand. Income of approximately $765 thousand was realized related to the change in value of the deferred compensation plan and realized gains on the sale of available-for-sale investments for the three months ended June 30, 2014. Selling, general and administrative expense decreased to 44% of sales and revenues in 2014 as compared to 64% in 2013.  The decrease was primarily due to the increase in sales and revenues and decreased expenses related to the deferred compensation plan.

Selling, general and administrative expenses include approximately $23 thousand and $32 thousand of share-based compensation for the three months ended June 30, 2014 and 2013, respectively.

Internal Research and Development

Internal research and development expense decreased 50% in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, primarily as a result of slightly lower levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses decreased slightly in 2014 when compared to 2013.

The following table categorizes our operating expenses for the periods presented, stated in dollars and as a percentage of total sales and revenues:

	Six Months Ended June 30,				Increase (Decrease)
(in thousands)	2014	%	2013	%	$	%
Selling, general and administrative	$4,806	61%	$5,085	75%	$(279)	(5)%
Internal research and development	27	—%	23	—%	4	17%
Operating expenses	$4,833	61%	$5,108	75%	$(275)	(5)%

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased 5% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of an increased benefit of approximately $500 thousand related to the change in value, including realized gains, of the deferred compensation plan and a decrease in employee related expenses of approximately $289 thousand due to a reduction in workforce. These amounts were partially offset by an increase in legal costs of approximately $568 thousand, which includes costs related to a settlement in dispute in the first quarter of 2014. Income of approximately $393 thousand was realized related to the change in value of the deferred compensation plan and realized gains on the sale of available-for-sale investments for the six months ended June 30, 2014. Selling, general and administrative expense decreased to 61% of sales and revenues in 2014 as compared to 75% in 2013.  The decrease was primarily due to the increase in sales and revenues and decreased expenses related to the deferred compensation plan.

Selling, general and administrative expenses include approximately $31 thousand and $60 thousand of share-based compensation for the six months ended June 30, 2014 and 2013, respectively.

Internal Research and Development

Internal research and development expense increased 17% in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily as a result of slightly higher levels of research and development spent in the solar group.  As a percentage of sales and revenue, internal research and development expenses remained constant in 2014 when compared to 2013.

Other Expense, Net

We incurred interest expense, net of $70 thousand and $13 thousand for the three months ended June 30, 2014 and 2013, respectively.  The increase in interest expense is due to increased debt related to the term note with Middlesex Savings Bank retained in the third quarter of 2013. We had nominal currency exchange losses during the three months ended June 30, 2014 and 2013.

We incurred interest expense, net of $145 thousand and $29 thousand for the six months ended June 30, 2014 and 2013, respectively.  The increase in interest expense is due to increased debt related to the term note with Middlesex Savings Bank retained in the third quarter of 2013. We had nominal currency exchange losses during the six months ended June 30, 2014 and 2013.

Income Taxes

We recorded a state income tax provision of $2 thousand and zero during the three months ended June 30, 2014 and 2013, respectively. We recorded a state income tax provision of $2 thousand and $2 thousand during the six months ended June 30, 2014 and 2013, respectively. Gross federal net operating loss carryforwards were approximately $13.9 million as of December 31, 2013 and expire at various times through 2033. We have a full valuation allowance recorded against the net deferred tax assets at June 30, 2014 due to uncertainty regarding realization of these assets in the future.

Net Loss

We reported net loss of $1.1 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively. Net loss decreased approximately $705 thousand, primarily due to a $566 thousand decrease in operating expenses and improved margin in solar module manufacturing equipment and biomedical services of $155 thousand and $102 thousand, respectively, partially offset by a $57 thousand increase in interest expense, net.

We reported net loss of $3.8 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. Net loss decreased approximately $629 thousand, primarily due to improved margin in solar module manufacturing equipment and biomedical services of $376 thousand and $223 thousand, respectively, and a decrease of $275 thousand in operating expenses, partially offset by decreased margin in solar research and development of $192 thousand and a $116 thousand increase in interest expense, net.

Net Income Attributable to Noncontrolling Interest

We reported a net income attributable to noncontrolling interest of $360 thousand and zero for three months ended June 30, 2014 and 2013, respectively. We reported a net income attributable to noncontrolling interest of $778 thousand and zero for six months ended June 30, 2014 and 2013, respectively. Net income attributable to noncontrolling interest represents 80.1% of N2 Bio's net income for the three and six months ended June 30, 2014.

Net Loss Attributable to Common Stockholders

We reported net loss attributable to common stockholders of $1.4 million and $1.8 million for the three months ended June 30, 2014 and 2013, respectively. Net loss attributable to common stockholders decreased approximately $345 thousand, primarily due to a $566 thousand decrease in operating expenses and improved margin in solar module manufacturing equipment and biomedical services of $155 thousand and $102 thousand, respectively, partially offset by a reduction in net income attributable to noncontrolling interest of $360 thousand and a $57 thousand increase in interest expense, net.

We reported net loss attributable to common stockholders of $4.6 million and $4.4 million for the six months ended June 30, 2014 and 2013, respectively. Net loss attributable to common stockholders increased approximately $149 thousand, primarily due to a reduction in net income attributable to noncontrolling interest of $778 thousand, decreased margin in solar research and development of $192 thousand and a $116 thousand increase in interest expense, net, partially offset by improved margin in solar module manufacturing equipment and biomedical services of $376 thousand and $223 thousand, respectively, and a decrease of $275 thousand in operating expenses.

Liquidity and Capital Resources

	June 30,	December 31,	Decrease
(in thousands)	2014	2013	$	%
Cash and cash equivalents	$985	$3,986	$(3,001)	(75)%
Working capital	$(542)	$3,704	$(4,246)	(115)%

Cash and cash equivalents decreased due to cash used in operating activities and to a lesser extent cash used in financing and investing activities. The overall decrease in working capital is due to a decrease in current assets, primarily cash, available-for-sale investments, deferred cost of goods sold and prepaid expenses and other current assets along with an increase in accounts payable and advances on contracts in progress. We have historically funded our operating cash requirements using operating cash flow, proceeds from the sale and licensing of technology and assets and proceeds from the sale of equity securities.

There are no material commitments by us for capital expenditures. At June 30, 2014, our accumulated deficit was approximately $29.0 million, compared to accumulated deficit of approximately $24.4 million as of December 31, 2013.

Operating results will depend upon revenue growth or decline and product mix, as well as the timing of shipments of higher priced products from our solar equipment line and delivery of research and development services.  Export sales, which amounted to 41% and 34% of net sales and revenues for the six months ended June 30, 2014 and 2013, respectively, continue to constitute a significant portion of our net sales and revenues.

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2014, which includes proceeds of $3.9 million from the sale of available-for-sale investments, offset by deferred compensation payments of $3.9 million. Net cash used in operating activities was $1.9 million for the six months ended June 30, 2013, which includes $150 thousand of cash used in operating activities of discontinued operations. As of June 30, 2014, we had unrestricted cash and cash equivalents of $1.0 million compared to $4.0 million as of December 31, 2013.

We currently believe that our existing cash resources at June 30, 2014, will be sufficient to fund our operations into the second half of 2014; however, we cannot provide any assurances of our continued operations and liquidity. The Revolving Credit Facility and the Ex-Im Facility with Silicon Valley Bank expired on April 30, 2014 and will not be renewed. As a result, in our Annual Report on Form 10-K for the year ended December 31, 2013, our independent registered public accounting firm expressed a substantial doubt about our ability to continue as a going concern in their report on our consolidated financial statements dated March 31, 2014.

We have various options on how to fund future operational losses or working capital needs, including but not limited to sales of equity, bank debt, private lenders, the sale or license of assets and technology, or joint ventures involving cash infusions, as we have done in the past; however, there are no assurances that we will be able to sell equity, obtain or access bank debt or alternative financing, sell or license assets or technology or enter into such joint ventures on a timely basis and at appropriate values or on acceptable terms, if at all. We have developed several plans including potential strategic alternatives, cost reduction efforts and expand revenue in other solar markets to offset a decline in business due to global economic conditions.  Our inability to successfully implement our cost reduction strategies, expand revenue in other solar markets or to replace our expired credit facilities, could adversely impact our ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Loan Agreements

Prior to their expiration on April 30, 2014, we had two separate credit facilities with Silicon Valley Bank (the “Bank” or “SVB”): (i) a Second Amended and Restated Loan and Security Agreement (as amended, the “Revolving Credit Facility”) and (ii) an Amended and Restated Export-Import Bank Loan and Security Agreement (as amended, the “Ex-Im Facility”) pursuant to which outstanding amounts under this facility are guaranteed by the Export-Import Bank of the United States (the “EXIM Bank”). The credit facilities provided an aggregate amount of $1.5 million under both facilities, with up to $1 million under the Revolving Credit Facility and up to $1.5 million under the Ex-Im Facility. Under the credit facilities, interest on outstanding borrowings accrued at a rate per annum equal to the greater of (i) the prime rate plus 2.5% or (ii) 7.0%. The entire amount owed under the credit facilities was repaid by April, 30, 2014.

N2 Bio has two separate agreements under one credit facility with Middlesex Savings Bank (“MSB”): (i) a Secured Term Loan and (ii) a Secured Revolving Demand Note. Under the Secured Term Loan, N2 Bio borrowed $6.0 million on September 18, 2013 to finance the purchase of the Bio Business Unit from the Company. The advance made under the Secured Term Loan will bear interest at a fixed rate of 4.5% per annum in eighty-four (84) consecutive monthly payments starting on October 18, 2013. If not sooner paid, the Secured Term Loan shall be due and payable in full on September 18, 2020. The Secured Revolving Demand Note provides an amount available of up to $1.0 million. Advances made under the Secured Revolving Demand Note will bear interest at MSB's prime rate, as determined, plus 0.5% per annum but in no event shall the interest rate be less than 3.75% per annum. The maturity date of the Secured Revolving Demand Note is May 31, 2015.

N2 Bio's obligations under the credit facility, is secured by substantially all of the assets of N2 Bio. Advances under the Secured Revolving Demand Note are limited to 75% of eligible receivables. In addition, until all amounts under the credit facility with MSB are repaid, covenants under the credit facility impose restrictions on the N2 Bio's ability to, among other things, incur additional indebtedness, create or permit liens on the N2 Bio's assets, merge, consolidate or dispose of assets (other than in the ordinary course of business), make dividend and other restricted payments, make certain debt or equity investments, make certain acquisitions, engage in certain transactions with affiliates or change the business conducted by the N2 Bio. Any failure by N2 Bio to comply with the covenants and obligations under the credit facility could result in an event of default, in which case MSB may be entitled to declare all amounts owed to be due and payable immediately.

Advances outstanding under the Revolving Credit Facility were zero and $107 thousand at June 30, 2014 and December 31, 2013, respectively.  Advances outstanding under the Ex-Im Facility were zero and $38 thousand at June 30, 2014 and December 31, 2013, respectively.  Advances outstanding under the N2 Bio Secured Term Loan were $5.4 million and $5.8 million at June 30, 2014 and December 31, 2013, respectively. Advances outstanding under the N2 Bio Secured Revolving Demand Note were $1 thousand and $438 thousand at June 30, 2014 and December 31, 2013, respectively. The interest rate per annum on the N2 Bio Secured Term Loan and Secured Revolving Demand Note on June 30, 2014 was 4.5% and 3.75%, respectively. Combined availability under the Secured Revolving Demand Note was $537 thousand as of June 30, 2014.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.9 million for the six months ended June 30, 2014. Net cash used in operating activities was $1.9 million for the six months ended June 30, 2013, which includes $150 thousand of cash used in operating activities of discontinued operations. As of June 30, 2014, we had unrestricted cash and cash equivalents of $1.0 million compared to $4.0 million as of December 31, 2013.

Foreign Currency Fluctuation

We sell almost exclusively in U.S. dollars, generally against an irrevocable non-transferable confirmed letter of credit through a major United States bank. Accordingly, we are not directly affected by foreign exchange fluctuations on our current sales orders. However, fluctuations in foreign exchange rates do have an effect on our customers' access to U.S. dollars and on the pricing competition on certain pieces of equipment that we sell in selected markets. We bear the risk of any currency fluctuations that may be associated with these commitments. We attempt to hedge known transactions when possible to minimize foreign exchange risk. We had no hedging activity during the first six months of 2014 and 2013. Foreign exchange loss included in other expense, net, was nominal during the three and six months ended June 30, 2014 and 2013.

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

On September 18, 2013, we entered into the Second Amendment to Lease Agreement with SPI-Trust to amend the Bedford Lease. The leased portion of the premises and annual base rent in Bedford, Massachusetts was reduced by approximately 19%. All other material terms and conditions related to the lease remain unchanged as of such date. We believe that the terms of the Bedford Lease, as amended, are commercially reasonable. Rent expense under the Bedford Lease was $390 and $578 thousand for the three months ended June 30, 2014 and 2013, respectively, and $779 thousand and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.

On September 18, 2013, N2 Bio entered into a Lease Agreement (the “N2 Bio Bedford Lease”) with SPI-Trust with respect to 27 thousand square feet of space in the premises in Bedford, Massachusetts. The term of the N2 Bio Bedford Lease commenced on September 18, 2013 and is set to expire on November 30, 2020. The annual rental rate prorated for September 18, 2013 to November 30, 2013 is $16.00 per square foot on a triple net basis, whereby the tenant is responsible for operating expenses, taxes and maintenance of the building. The annual rental rate increases on December 1, 2013 and each anniversary thereafter by $0.50 per square foot. We believe that the terms of the N2 Bio Bedford Lease are commercially reasonable. Rent expense under the N2 Bio Bedford Lease was $121 thousand and $243 thousand for the three and six months ended June 30, 2014, respectively.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The following table summarizes our gross contractual obligations at June 30, 2014 and the maturity periods and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
(in thousands)
Revolving Demand Note (MSB)	$1	$1	$—	$—	$—
Term Note (MSB)	$6,268	$1,003	$2,006	$2,006	$1,253
Purchase obligations	$1,722	$1,696	$22	$4	$—
Unrelated party capital leases	$1	$1	$—	$—	$—
Operating leases:
Unrelated party operating leases	$183	$125	$57	$1	$—
Related party operating leases	$9,108	$2,139	$4,471	$1,756	$742

Purchase obligations include open purchase orders which are firm, non-cancelable and unconditional. Included in purchase obligations are raw material, equipment and services needed to fulfill customer orders.

The Revolving Demand Note does not include an interest component to the contractual obligation.

Outstanding letters of credit totaled $666 thousand and $170 thousand at June 30, 2014 and December 31, 2013, respectively. The letters of credit secure performance obligations and purchase commitments, and allow holders to draw funds up to the face amount of the letter of credit if we do not perform as contractually required.  The outstanding letters of credit are secured by restricted cash.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not required as we are a smaller reporting company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure included in Part I, Item 3 (“Legal Proceedings”) of our Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1, of our Quarterly Report on From 10-Q for the period ended March 31, 2014.

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

Spire Corporation

Dated:	August 13, 2014	By:	/s/ Rodger W. LaFavre
Rodger W. LaFavre
Chief Executive Officer and President (Principal Executive Officer)

Dated:	August 13, 2014	By:	/s/ Robert S. Lieberman
Robert S. Lieberman
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of the Chief Executive Officer and President pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer and Treasurer pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and President pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer and Treasurer pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Lable Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document